Form 10-Q
period 2017-09-30
ROKU, INC
filed 2017-11-09
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-38211

Roku, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2087865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Winchester Circle

Los Gatos, California 95032

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (408) 556-9040

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2017, the registrant had 18,106,218 of Class A common stock, $0.0001 par value per share, and 79,718,676 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	our ability to attract and retain users and increase hours streamed;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain additional TV brands and service operators to license our platform;
•	our ability to license popular content on our platform, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits or the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments, including with respect to developing integrations with our platform partners;
•	our ability to develop and launch new streaming devices and provide ancillary services and support;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	security breaches and system failures;
•	our ability to maintain, protect and enhance our intellectual property; and
•	our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Other sections of this report may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as

ii

exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.roku.com/investor-relations), SEC filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our members and public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

iv

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash	$66,918	$34,562
Accounts receivable, net of allowances	84,840	79,325
Receivable from related parties	153	148
Inventories	35,450	43,568
Prepaid expenses and other current assets	7,702	4,981
Deferred cost of revenue	2,448	2,636
Total current assets	197,511	165,220
Property and equipment, net	12,807	9,528
Deferred cost of revenue, noncurrent portion	4,975	3,815
Intangible assets	2,215	—
Goodwill	1,554	—
Other noncurrent assets	6,440	515
Total Assets	$225,502	$179,078
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$49,171	$31,397
Accrued liabilities	65,498	46,156
Current portion of long-term debt	—	15,000
Deferred revenue, current portion	30,822	23,952
Total current liabilities	145,491	116,505
Long-term debt, less current portion	23,043	—
Preferred stock warrant liability	52,355	9,990
Noncurrent deferred revenue	38,802	29,084
Other long-term liabilities	8,604	4,143
Total Liabilities	268,295	159,722
Commitments and Contingencies (Note 7)
Convertible Preferred Stock:
Convertible preferred stock	213,180	213,180
Stockholders’ Deficit:
Common stock	1	—
Additional paid-in capital	34,305	26,005
Accumulated deficit	(290,279)	(219,829)
Total stockholders’ deficit	(255,973)	(193,824)
Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficit	$225,502	$179,078

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net Revenue:
Player	$67,254	$64,789	$184,583	$183,905
Platform	57,528	24,264	139,919	67,404
Total net revenue	124,782	89,053	324,502	251,309
Cost of Revenue:
Player	61,925	56,156	165,047	155,531
Platform	12,962	6,847	33,083	19,396
Total cost of revenue	74,887	63,003	198,130	174,927
Gross Profit:
Player	5,329	8,633	19,536	28,374
Platform	44,566	17,417	106,836	48,008
Total gross profit	49,895	26,050	126,372	76,382
Operating Expenses:
Research and development	28,532	18,229	76,650	56,700
Sales and marketing	16,216	12,844	44,938	39,089
General and administrative	13,039	9,078	33,894	27,333
Total operating expenses	57,787	40,151	155,482	123,122
Loss from Operations	(7,892)	(14,101)	(29,110)	(46,740)
Other Income (Expense), Net:
Interest expense	(815)	(32)	(1,286)	(163)
Change in fair value of preferred stock warrant liability	(37,682)	1,481	(40,333)	1,087
Other income (expense), net	212	(41)	423	(66)
Total other income (expense), net	(38,285)	1,408	(41,196)	858
Loss before income taxes	(46,177)	(12,693)	(70,306)	(45,882)
Income tax expense	58	50	144	103
Net loss attributable to common stockholders	$(46,235)	$(12,743)	$(70,450)	$(45,985)
Net loss per share attributable to common stockholders—basic and diluted	$(8.79)	$(2.66)	$(14.09)	$(9.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	5,259,796	4,784,170	4,998,727	4,724,767

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance—December 31, 2016	80,844,138	$213,180	4,818,812	$-	$26,005	$-	$(219,829)	$(193,824)
Issuance of common stock upon exercise of stock options	—	—	445,995	1	1,442	—	—	1,443
Share repurchases	—	—	(92,637)	—	—	(671)	—	(671)
Vesting of early exercised stock options	—	—	—	—	12	—	—	12
Issuance of common stock pursuant to acquisition	—	—	108,332	—	—			-
Issuance of common stock upon expiration of warrants	—	—	357,283	—	—			-
Stock-based compensation expense	—	—	—	—	7,517	—	—	7,517
Net loss	—	—	—	—	—	—	(70,450)	(70,450)
Balance—September 30, 2017	80,844,138	$213,180	5,637,785	$1	$34,976	$(671)	$(290,279)	$(255,973)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net loss	$(70,450)	$(45,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,883	4,201
Impairment of assets	-	320
Stock-based compensation expense	7,517	6,016
Provision for doubtful accounts	17	278
Change in fair value of preferred stock warrant liability	40,333	(1,087)
Noncash interest expense	668	89
Loss on disposals of property and equipment	54	29
Loss from exit of facilities	232	3,804
Write-off of deferred initial public offering costs	-	594
Changes in operating assets and liabilities:
Due from related parties	(5)	165
Accounts receivable	(5,532)	(4,058)
Inventories	8,118	(19,738)
Prepaid expenses and other current assets	(2,867)	385
Deferred cost of revenue	(972)	(1,759)
Other noncurrent assets	(5,870)	445
Accounts payable	17,406	13,137
Accrued liabilities	17,662	20,193
Other long-term liabilities	4,410	959
Deferred revenue	16,588	9,102
Net cash provided by (used in) operating activities	31,192	(12,910)
Cash flows from investing activities:
Purchase of property and equipment	(6,671)	(7,380)
Purchase of business, net of cash acquired	(2,959)	-
Restricted cash	31	29
Net cash used in investing activities	(9,599)	(7,351)
Cash flows from financing activities:
Payments of costs related to initial public offering	-	(594)
Proceeds from borrowings, net	24,691	-
Repayments of borrowings	(15,000)	(15,000)
Proceeds from exercise of stock options, net of repurchases	1,072	366
Net cash provided by (used in) financing activities	10,763	(15,228)
Net Increase (Decrease) In Cash	32,356	(35,489)
Cash—Beginning of period	34,562	75,748
Cash—End of period	$66,918	$40,259
Supplemental disclosures of cash flow information:
Cash paid for interest	$583	$149
Cash paid for income taxes	$162	$132
Supplemental disclosures of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$836	$671
Issuance of convertible preferred stock warrants in connection with debt	$2,032	$-
Unpaid initial public offering costs	$2,992	$-

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Organization and Description of Business

Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company’s TV streaming platform allows users to easily discover and access a wide variety of movies and TV episodes, as well as live sports, music, news and more. The Company operates in two reportable segments and generates revenue through the sale of streaming players, advertising, subscription and transaction revenue sharing, as well as through licensing arrangements with TV brands and cable, satellite, and telecommunication service operators (“service operators”).

Initial Public Offering

On October 2, 2017, the Company completed its initial public offering (IPO) of Class A common stock, in which it sold 10,350,000 shares, including 1,350,000 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $14.00 per share for net proceeds of $134,757,000, after deducting underwriting discounts and commissions of $10,143,000. Additionally, offering costs incurred by the Company are expected to total approximately $4,000,000. Upon the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80,844,138 shares of Class B common stock and all outstanding convertible preferred stock warrants automatically converted to Class B common stock warrants on a one-for-one basis. Following the IPO, we have two classes of authorized common stock – Class A common stock and Class B common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on September 28, 2017 (the “Prospectus”). There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Prospectus, except as noted below.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant items subject to such estimates include revenue recognition for multiple element arrangements, determination of revenue reporting as net versus gross, sales return reserves, customer incentive programs, inventory valuation, the valuation of deferred income tax assets, the recognition and disclosure of contingent liabilities, the fair value of assets and liabilities acquired in business combinations and the fair value of the Company’s preferred stock and common stock. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Loss

Comprehensive loss is equal to the net loss for all periods presented.  Therefore, the consolidated statements of comprehensive loss have been omitted from the condensed consolidated financial statements.

Concentrations

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Customer A	10%	16%	*	14%
Customer B	*	11	*	12
Customer C	18	25	19	25
Customer D	11	*	11	*

Customers accounting for 10% or more of the Company’s accounts receivable were as follows:

	September 30, 2017	December 31, 2016
Customer A	11%	12%
Customer B	*	11
Customer C	14	17
Customer D	19	17

*	Less than 10%

Business Combinations

The Company accounts for its acquisitions using the acquisition method. Goodwill is measured at the acquisition date as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Significant estimates and assumptions are made by management to value such assets and liabilities. Although the Company believes that those estimates and assumptions are reasonable and appropriate, they are inherently uncertain and subject to refinement. Additional information related to the acquisition date fair value of acquired assets and assumed liabilities obtained during the measurement period, not to exceed one year, may result in changes to the recorded values of such assets and liabilities, resulting in an offsetting adjustment to any goodwill associated with the business acquired. Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company will continue to collect information and reevaluate these estimates and assumptions quarterly.

Any contingent consideration payable is recognized at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period with changes in fair value recognized in earnings until the contingent consideration is settled.

Acquisition related costs incurred in connection with a business combination, other than those associated with the issuance of debt or equity securities, are expensed as incurred.

Goodwill, Purchased Intangible Assets and Impairment Assessment

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, in a business combination. The Company reviews its goodwill for impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that impairment may exist.

Purchased intangible assets consist of identifiable intangible assets, which consisted primarily of developed technology. Purchased intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives following the pattern in which the economic benefits of the assets will be consumed, generally straight-line. The carrying amounts of our purchased intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.

Streaming Content

The Company licenses certain content for users to access through The Roku Channel. The content licenses can be for a fixed fee and/or advertising revenue share with specific windows of content availability. The Company capitalizes the content fees and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the content is known and the content is accepted and available for streaming. At September 30, 2017, $506,000 of content met these requirements and is recorded in “Prepaid expenses and other current assets”. The Company amortizes the content assets in “Cost of Revenue, Platform” over the contractual window of availability.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance to address the complexity of the accounting for certain financial instruments with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under this guidance, when determining the classification of certain financial instruments as liability or equity, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In January 2017, the FASB issued new guidance which eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance should be applied prospectively. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In January 2017, the FASB issued new guidance which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities should be accounted for as an acquisition of a business or group of assets. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The guidance should be applied prospectively to any transactions occurring on or after the adoption date. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In August 2016, the FASB issued new guidance which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In February 2016, the FASB issued new guidance related to new accounting and reporting guidelines for leasing arrangements. The guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard is to be applied using a modified retrospective approach. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In January 2016, the FASB issued new guidance related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In May 2014, the FASB issued new guidance related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. In 2016 the FASB issued amendments on this guidance with the same effective date and transition guidance. The Company plans to adopt the new revenue standard in its first quarter of 2018 using the modified retrospective approach, which requires the cumulative impact of initially applying the guidance to be recognized as an adjustment to the Company’s accumulated deficit as of January 1, 2018, the date of adoption. Prior periods will not be retroactively adjusted.

To date, the Company has established an implementation team and is in the process of evaluating the impact of the new standard on its accounting policies, processes, and system requirements. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard.

The Company is continuing to evaluate the potential impact that the implementation of this standard will have on its condensed consolidated financial statements, but has not yet determined whether the effect will be material. However, the Company believes this new standard will impact its accounting for revenue arrangements as follows:

•

Revenue from the licensing of the Company’s technology and proprietary operating system to service operators and TV brands, will be recognized earlier and could result in greater variability in revenue recognition;

•

Estimation of variable consideration for content publisher arrangements with revenue share from user subscriptions and media purchases through its platform and the sale of branded channel buttons on its remote controls; and

•	Expanded disclosures.

The Company expects revenue recognition related to players to remain relatively unchanged under the new guidance and is in the process of evaluating the impact on its player arrangements.

Fair Value Measurements

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

Level 3—Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Level 1 liabilities consist of accounts payable, accrued expenses and long-term debt. The carrying amounts of accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company for debt with similar terms, the carrying value of the line of credit and term debt approximate fair value as well.

The tables below summarize the Company’s financial instruments’ classification within the fair value hierarchy as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial liabilities—convertible preferred stock warrant liability	$—	$—	$52,355	$52,355
Total financial liabilities	$—	$—	$52,355	$52,355

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial liabilities—convertible preferred stock warrant liability	$—	$—	$9,990	$9,990
Total financial liabilities	$—	$—	$9,990	$9,990

Level 3 instruments consist solely of the Company’s preferred stock warrant liability in which the fair value was measured upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the preferred stock warrant liability were the fair value of the underlying stock at the valuation date for periods prior to the IPO and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The following table represents the activity of the fair value of Level 3 instruments (in thousands):

	September 30, 2017	December 31, 2016
Beginning balance	$9,990	$10,878
Fair value of warrants issued during the period	2,032	—
Change in fair value of preferred stock warrant liability	40,333	(888)
Ending balance	$52,355	$9,990

3. BUSINESS COMBINATIONS

On September 6, 2017, the Company acquired all of the outstanding shares of a privately held technology company located in Denmark to enhance the Company’s player product offering, for an aggregate purchase price of $3,500,000. In addition, the Company issued 108,332 shares of its common stock to two of the founders as part of a continuing services arrangement. The shares are subject to a right of repurchase which lapses over a three year period at varying prices per share. In addition, the Company incurred approximately $350,000 of costs related to the acquisition.

The preliminary purchase price allocation includes $1,554,000 of goodwill and $2,215,000 of identifiable intangible assets, which primarily consist of developed technology, with an expected useful life of approximately four years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not expected to be deductible for income tax purposes. The goodwill in this transaction is primarily attributable to the acquired workforce and expected operating synergies.

The results of operations of the acquired company are included in the results of the Company beginning on the date the acquisition was completed. Actual and pro forma results of operations have not been presented as the total amounts of revenue and net income are not material to the Company's consolidated results for all periods presented.

4. CONSOLIDATED Balance sheet components

Accounts Receivable, Net—Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Gross accounts receivable	$100,059	$95,538
Allowance for sales returns	(4,377)	(6,916)
Allowance for sales incentives	(10,499)	(8,503)
Other allowances	(343)	(794)
Total allowances	(15,219)	(16,213)
Total accounts receivable—net	$84,840	$79,325

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

	September 30, 2017	December 31, 2016
Beginning balance	$(6,916)	$(9,514)
Charged to revenue	(12,495)	(20,810)
Utilization of sales return reserve	15,034	23,408
Ending balance	$(4,377)	$(6,916)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

	September 30, 2017	December 31, 2016
Beginning balance	$(8,503)	$(7,642)
Charged to revenue	(28,048)	(36,626)
Utilization of sales incentive reserve	26,052	35,765
Ending balance	$(10,499)	$(8,503)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Computers and equipment	$10,982	$8,787
Leasehold improvements	7,134	4,201
Website and internal-use software	4,384	2,902
Office equipment and furniture	1,824	1,452
Total property and equipment	24,324	17,342
Accumulated depreciation and amortization	(11,517)	(7,814)
Property and equipment, net	$12,807	$9,528

Depreciation and amortization expense for the three months ended September 30, 2017 and October 1, 2016, was $1,303,000 and $1,351,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2017 and October 1, 2016, was $3,883,000 and $4,201,000, respectively.

Accrued Liabilities—Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued royalty expense	$14,549	$14,940
Accrued inventory	11,325	4,274
Accrued payroll and related expenses	4,352	5,342
Accrued cost of revenue	9,004	7,264
Accrued payments to content publishers	17,651	8,554
Other accrued expenses	8,617	5,782
Total accrued liabilities	$65,498	$46,156

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Player, current	$14,359	$13,611
Platform, current	16,463	10,341
Total deferred revenue, current	30,822	23,952
Player, non-current	4,767	5,215
Platform, non-current	34,035	23,869
Total deferred revenue, non-current	38,802	29,084
Total deferred revenue	$69,624	$53,036

5. DEBT

Debt obligations consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Term Loan	$25,000	$—
Line of Credit	—	15,000
Total debt obligations	25,000	15,000
Compounding interest due at maturity	255	—
Less unamortized debt discount and issuance costs	(2,212)	—
Balance	23,043	15,000
Current portion of long-term debt	—	(15,000)
Long-term debt less current portion	$23,043	$—

Loan and Security Agreements

In May 2015, the Company amended its Restated 2014 loan and security agreement (“Restated LSA”) with Silicon Valley Bank (“Bank’), extending the agreement to June 30, 2017. The amended Restated LSA provides advances under a revolving line of credit up to $30,000,000 and provides for letters of credit to be issued up to the lessor of the available line of credit, reduced by outstanding advances and drawn but unreimbursed letters of credit, or $5,000,000. The advances under the first amendment to the Restated LSA carry a floating per annum interest rate equal to the prime rate or the prime rate plus 2.5% depending on certain ratios and  requires the Company to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue), greater than or equal to 1.1. The interest rate on the line of credit was 3.75% as of December 31, 2016. As of December 31, 2016, $15,000,000 under the line of credit was outstanding and letters of credit in the amount of $868,000 were outstanding. As of December 31, 2016, the Company was in compliance with all of the covenants in the amended Restated 2014 LSA.

In June 2017, the Company entered into a second amendment to the Restated LSA. The advances under the second amendment carry a floating per annum interest rate equal to, at the Company’s option, (1) the prime rate or (2) LIBOR plus 2.75%, or the prime rate plus 1% depending on certain ratios. The extension further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue) greater than or equal to 1.25. The revolving line of credit terminates on June 30, 2019 at which time the principal amount of all outstanding advances becomes due and payable. As of September 30, 2017, no borrowings under the revolving line of credit were outstanding and letters of credit in the amount of $1,472,000 were outstanding. As of September 30, 2017, the Company was in compliance with all of the covenants in the amended Restated  LSA.

In June 2017, the Company entered into a subordinated loan agreement (“2017 Agreement”) with the Bank. The 2017 Agreement provides for a term loan borrowing of $40,000,000 with a minimum of $25,000,000 to be initially drawn at the close of the agreement and the remaining amount available for a 24 month period, to be drawn in no less than $5,000,000 increments. Advances under the term loan incur a facility fee equal to 1% of the drawn borrowings, in addition to interest payments at an interest rate equal to, at the Company’s option, (1) the prime rate plus 3.5% or (2) LIBOR plus 6.5%, subject to a 1% LIBOR floor. Additionally, the borrowings incur payment in kind interest fees equal to 2.5%, accruing to the unpaid borrowings balance, compounded monthly. Payment in kind interest may be settled in cash, at the Company’s election, during the term or at maturity. The Company is also obligated to pay final payment fees ranging from 1% to 4% depending on the timing of the payment. The 2017 Agreement terminates on October 9, 2020. On October 31, 2017 the Company repaid the entire amount outstanding, and subsequently terminated the 2017 Agreement.

In connection with the 2017 Agreement the Company issued 408,648 warrants to purchase shares of Series H convertible preferred stock, with an exercise price of $9.17340. The warrants are exercisable up to ten years from the date of issuance. Upon the repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, the Company cancelled 114,933 warrants to purchase Class B common stock that were contingent on future borrowings.

6. STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock— As of September 30, 2017 and December 31, 2016 convertible preferred stock consisted of the following (in thousands, except share and per share data):

	September 30, 2017 and December 31,2016
Series	Price	Shares Authorized	Shares Outstanding	Liquidation Preference
A	$0.36312	23,020,000	23,019,997	$8,359
B	0.93808	6,396,071	6,396,068	6,000
C-1	0.54109	9,240,560	9,240,558	5,000
C-2	0.64931	8,950,467	7,700,466	5,000
D	2.37840	4,685,755	4,204,505	10,000
E	4.35679	11,160,733	11,074,655	48,250
F	5.43396	11,041,671	11,041,667	60,000
G	7.79730	3,206,239	3,206,234	25,000
H	9.17340	6,666,667	4,959,988	45,500
Total		84,368,163	80,844,138	$213,109

Upon the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80,844,138 shares of Class B common stock on a one-to-one basis.  (Note 12)

Common Stock — At September 30, 2017 there were 1,000,000,000 shares of Class A common stock and 150,000,000 shares of Class B common stock, par value $0.0001, authorized. There were no shares of Class A common stock and 5,637,785 shares of Class B common stock issued and outstanding at September 30, 2017. At December 31, 2016 there were 122,000,000 shares of common stock, par $0.0001, authorized and 4,818,812 shares issued and outstanding.

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2017	December 31, 2016
Conversion of:
Series A convertible preferred stock	23,019,997	23,019,997
Series B convertible preferred stock	6,396,068	6,396,068
Series C-1 convertible preferred stock	9,240,558	9,240,558
Series C-2 convertible preferred stock	7,700,466	7,700,466
Series C-2 convertible preferred stock warrants	1,250,000	1,250,000
Series D convertible preferred stock	4,204,505	4,204,505
Series D convertible preferred stock warrants	481,246	481,246
Series E convertible preferred stock	11,074,655	11,074,655
Series E convertible preferred stock warrants	86,072	86,072
Series F convertible preferred stock	11,041,667	11,041,667
Series G convertible preferred stock	3,206,234	3,206,234
Series H convertible preferred stock	4,959,988	4,959,988
Series H convertible preferred stock warrants	408,648	—
Conversion of common stock warrants	—	375,000
Common stock options issued under stock option plan	27,326,277	22,334,508
Common stock options available for grant under stock option plan	1,221,824	409,582
Total	111,618,205	105,780,546

Stock Option Plan—As of September 30, 2017 and December 31, 2016 the Company had reserved for issuance 28,548,101 and 22,744,090 shares of common stock, respectively, under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). Options granted under the 2008 Plan must be granted at a price per share equivalent to the fair market value on the date of grant. Recipients of option grants under the 2008 Plan who possess more than 10% of the combined voting power of the Company (a “10% Shareholder”) are subject to certain limitations, and incentive stock options granted to such recipients must be at a price no less than 110% of the fair market value at the date of grant. Options under the 2008 Plan generally vest over four years and have a term of 10 years.

Upon the closing of the Company’s IPO, the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “2017 Plan”). (Note 12). No further shares would be issued under the 2008 Plan at the time the 2017 Plan became effective.

Activity under the Company’s equity incentive plans is as follows:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2016	409,582	22,334,508	3.66	6.6	—
Increase authorization	6,250,000	—		—	—
Granted	(6,013,312)	6,013,312	7.47	—	$3.48
Exercised	—	(445,995)	3.91	—	—
Forfeited and expired	575,554	(575,554)	5.49	—	—
Balance, September 30, 2017	1,221,824	27,326,271	4.46	6.7	—

The aggregate intrinsic value of the shares vested and exercisable at September 30, 2017 was $354,849,000.

Stock-Based Compensation—The fair value of options granted under the 2008 Plan is estimated on the grant date using the Black-Scholes option-valuation model. This valuation model for stock-based compensation expense requires the Company to make certain assumptions and judgments about the variables used in the calculation, including the expected term, the expected volatility of the Company’s common stock, an assumed risk-free interest rate, and expected dividends. In addition to these assumptions, the Company also estimated a forfeiture rate of unvested stock options to calculate the stock-based compensation expense prior to January 1, 2017. Beginning January 1, 2017, the Company began recognizing forfeitures as they occur with the adoption of the new guidance related to accounting for stock-based payment award transactions.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the simplified method as described in ASC Topic 718-10-S99-1, SEC Materials SAB Topic 14, Share-Based Payment.

Expected Volatility—The Company’s volatility factor is estimated using several comparable public company volatilities for similar option terms.

Expected Dividends—The Company has never paid cash dividends and has no present intention to pay cash dividends in the future, and as a result, the expected dividends are $0.

Risk-Free Interest Rate—The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equivalent to the estimated life of the stock-based awards. Where the expected term of the Company’s stock-based awards does not correspond with the term for which an interest rate is quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.

Fair Value of Common Stock—Given the absence of a public trading market at the date of the grant, the Company’s board of directors consider numerous objective and subjective factors to determine the fair value of the common stock at each grant date. These factors include, but are not limited to (i) independent contemporaneous third-party valuations of the common stock; (ii) the prices for the preferred stock sold to outside investors; (iii) the rights and preferences of convertible preferred stock relative to the common stock; (iv) the lack of marketability of the common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions.

The Company uses the straight-line method for expense recognition.

The assumptions used to value stock-based awards granted are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Dividend rate	$—	—	—	—
Expected term (in years)	5.3 - 6.5	—	5.3 - 6.5	5.3 - 6.5
Risk-free interest rate	1.84 - 2.03%	—	1.84% - 2.25%	1.32% - 1.50%
Expected volatility	39% - 43%	—	39% - 44%	44% - 46%
Fair value of common stock	$8.82	—	$5.70 - $8.82	$6.60

The total intrinsic value of options exercised during the nine months ended September 30, 2017 and October 1, 2016, was $1,510,000 and $350,000, respectively. As of September 30, 2017, the Company had $33,750,000 of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.8 years.

As a result of the Company’s Black-Scholes option-valuation fair value calculations and the Company’s use of the straight-line vesting attribution method, the Company recognized employee stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of player revenue	$25	$30	$99	$88
Cost of platform revenue	18	63	58	165
Research and development	1,197	651	3,078	1,924
Sales and marketing	808	580	2,099	1,737
General and administrative	876	687	2,183	2,102
Total	$2,924	$2,011	$7,517	$6,016

Common Stock Warrants—In July 2017 the Company issued 357,283 shares of common stock upon expiration of 375,000 common stock warrants issued in 2009. There were no common stock warrants outstanding at September 30, 2017.

Preferred Stock Warrants—

Outstanding preferred stock warrants were as follows:

Series	Number Outstanding September 30, 2017	Number Outstanding December 31, 2016	Issuance Date	Exercise Price	Original Term
C-2	1,250,000	1,250,000	July 13, 2011	$0.64931	10 years
D	249,999	249,999	October 17, 2011	2.37840	10 years
D	168,180	168,180	March 12, 2012	2.37840	10 years
D	63,067	63,067	April 27, 2012	2.37840	10 years
E	86,072	86,072	April 27, 2012	3.48546	10 years
H	408,648	—	June 9, 2017	9.17340	10 years
Total	2,225,966	1,817,318

Upon the closing of the Company’s IPO, all outstanding convertible preferred stock warrants automatically converted to Class B common stock warrants.  (Note 12)

The fair value of the preferred stock warrants has been recorded as a liability as of September 30, 2017 and December 31, 2016. The fair value of the preferred stock warrants is remeasured as of each balance sheet date using the Black-Scholes option-pricing model. Changes in the fair value of the preferred stock warrants during the year are recognized in the consolidated statements of operations.

The assumptions used to value the preferred stock warrants using the Black-Scholes model are as follows:

	September 30, 2017	December 31, 2016
Dividends	$—	$—
Expected term (in years)	3.0-9.7	3.2-3.9
Risk-free interest rate	1.5%—2.3%	0.7%—1.6%
Volatility	43.5%—50.7%	46.2%—47.8%

7. COMMITMENTS AND CONTINGENCIES

Commitments—The Company has operating lease agreements for office, research and development and sales and marketing space in the United States, the United Kingdom (“UK”), and China, with expiration dates from May 2017 to September 2024. Rent expense for the three months ended September 30, 2017 and October 1, 2016 was $1,716,000 and $1,122,000 respectively. Rent expense for the nine months ended September 30, 2017 and October 1, 2016 was $4,805,000 and $3,505,000 (excluding amounts related to the loss from the exit of the former headquarters facilities), respectively.

Manufacturing Purchase Commitments—The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. One major vendor has a contract that is noncancelable. As of September 30, 2017 the Company had $87,151,000 $ purchase commitments for inventory issued to this vendor.

The Company records a liability for noncancelable purchase commitments in excess of its future demand forecasts. The Company recorded $1,366,000 and $2,040,000 for these purchase commitments in “Accrued liabilities” at September 30, 2017 and December 31, 2016.

Content License Purchase Commitments—The Company licenses certain content for users to access through The Roku Channel. An obligation for licensing of content is incurred at the time the Company enters into an agreement to obtain future titles and the cost of the content is known. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. At September 30, 2017, the Company had $506,000 of obligations recorded in “Accrued liabilities” for license purchase commitments and $1,611,000 of obligations that are not reflected on the financial statements as they do not yet meet the criteria for asset recognition. There were no content license agreements at December 31, 2016.

Letter of Credit—As of September 30, 2017 and December 31, 2016 the Company had irrevocable letters of credit outstanding in the amount of $1,472,000 and $868,000 for the benefit of a landlord related to noncancelable facilities leases. The letters of credit have expiration dates from January 2018 to August 2018.

Contingencies—The Company may be involved in disputes or litigation matters that arise in the ordinary course of business. Management is not aware of any dispute that it believes would have a material adverse effect on its business, operating results, cash flows or financial condition.

Indemnification—Many of the Company’s agreements include certain provisions for indemnifying content publishers, licensees, contract manufacturers and suppliers if the Company’s products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. To date, the Company has not incurred any material costs as a result of such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements.

Player Warranties—Upon issuance of a standard player warranty, the Company recognizes a liability for the obligation it assumes under the warranty. As of September 30, 2017 and December 31, 2016 and the accrued warranty reserve was immaterial.

The Company’s standard player warranty period ranges from 12 to 24 months from the date of player activation. Upon shipment of player to its customers, the Company estimates expenses for the cost to replace products that may be returned under warranty and accrues a liability in cost of player revenue for this amount. The determination of the Company’s warranty requirements is based on historical experience. The Company estimates and adjusts these accruals at each balance sheet date for changes in these factors.

8. INCOME TAXES

The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely.

The Company recorded an income tax expense of $144,000 and $103,000 for the nine months ended September 30, 2017 and October 1, 2016, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the nine months ended September 30, 2017, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2017 may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2017. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

9. RELATED-PARTY TRANSACTIONS

The Company has agreements with one of the Company’s strategic investors. In the three months ended September 30, 2017 and October 1, 2016, the Company recorded $153,000 and $121,000 of revenue from sales to this investor. In the nine months ended September 30, 2017 and October 1, 2016, the Company recorded $243,000 and $627,000 of revenue from sales to this investor. The Company had receivable balances of $153,000 and $148,000 related to these sales at September 30, 2017 and December 31, 2016, respectively.

10. NET LOSS PER SHARE

The Company calculates its basic and diluted net loss per share allocable to common stockholders in conformity with the two-class method required for companies with participating securities. In computing diluted net loss allocable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net loss per share allocable to common stockholders, convertible preferred stock, unvested shares of common stock issued upon the early exercise of stock options, convertible preferred stock warrants, options to purchase common stock and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share allocable to common stockholders as their effect is antidilutive.

Basic and diluted net loss per share of common stock allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the nine months ended September 30, 2017 and October 1, 2016 and the three months ended September 30, 2017 and October 1, 2016, diluted net loss per common share is the same as the basic net loss per share for those years.

The Company considers all series of its convertible preferred stock to be participating securities as they are entitled to receive noncumulative dividends prior and in preference to any dividends on shares of common stock. Due to the Company’s net losses, there is no impact on the loss per share calculation in applying the two-class method since the participating securities have no legal obligation to share in any losses.

The table presents the calculation of basic and diluted net loss per share as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Net loss allocable to common stockholders	$(46,235)	$(12,743)	$(70,450)	$(45,985)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	5,259,796	4,784,170	4,998,727	4,724,767
Net loss per share, basic and diluted	$(8.79)	$(2.66)	$(14.09)	$(9.73)

The potential common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	September 30, 2017	October 1, 2016
Options to purchase common stock	27,326,277	20,628,248
Unvested shares of common stock issued upon early exercise of stock options	51,686	4,566
Warrants to purchase common stock	-	375,000
Warrants to purchase convertible preferred stock	2,225,966	1,817,320
Convertible preferred stock	80,844,138	80,844,138
Total	110,448,067	103,669,272

11. SEGMENT INFORMATION

An operating segment is defined as a component of an entity for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately in the Company’s notes to its consolidated financial statements. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance.

The Company’s CODM is its Chief Executive Officer, and the CODM evaluates performance and makes decisions about allocating resources to its operating segments based on financial information presented on a consolidated basis and on revenue and gross profit for each operating segment. In the second quarter of 2017 the Company changed the operating segments to combine one of the previous operating segments with two existing segments to reflect how the CODM evaluates performance and allocates resources. This change did not result in a change to the reportable segments.

The Company is organized into two reportable segments as follows:

Player—Consists primarily of net sales of streaming media players and accessories through retailers and distributors, as well as directly to customers through the Company’s website.

Platform—Consists primarily of fees received from advertisers and content publishers, and from licensing the Company’s technology and proprietary operating system with TV brands and service operators. Platform revenue primarily includes fees earned from the sale of digital advertising and revenue share from new or recurring user subscriptions activated through the Company’s platform and revenue share from user purchases of content publishers’ media through its platform. The Company also earns revenue from the sale of branded channel buttons on remote controls.

The accounting policies for the segments are the same as those described in our Prospectus. The Company does not allocate property and equipment or any other assets or capital expenditures to reportable segments. Operating expenses are not managed at the segment level.

The Company evaluates the performance of its reportable segments based on the financial measures, including segment gross profit, which are regularly reviewed by the CODM and provide insight into the individual segments and their ability to contribute to Company’s operating results.

Customers accounting for 10% or more of player segment revenue, net, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Customer A	19%	22%	15%	19%
Customer B	*	10	10	11
Customer C	32	33	32	33

Customers accounting for 10% or more of platform segment revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Customer 1	*%	14%	*%	17%
Customer 3	14	12	13	*

*	Less than 10%

Substantially all Company assets were held in the United States and were attributable to the operations in the United States as of September 30, 2017 and December 31, 2016. Revenue in international markets was less than 10% in each of the periods presented.

12. SUBSEQUENT EVENTS

IPO — On October 2, 2017, the Company completed its IPO of Class A common stock, in which it sold 10,350,000 shares, including 1,350,000 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $14.00 per share for net proceeds of $134,757,000, after deducting underwriting discounts and commissions of $10,143,000. Additionally, offering costs incurred by the Company totaled approximately $4,000,000.

Upon the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80,844,138 shares of Class B common stock and all outstanding convertible preferred stock warrants automatically converted to Class B common stock warrants on a one-to-one basis.

In connection with the IPO, the Company amended and restated its Certificate of Incorporation to change the authorized capital stock to 1,000,000,000 shares of Class A common stock, 150,000,000 shares of Class B common stock, and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The Consolidated Financial Statements as of September 30, 2017, including share and per share amounts, do not give effect to the IPO, conversion of the convertible preferred stock, or conversion of the preferred stock warrants as the IPO and such conversions were completed subsequent to September 30, 2017.

Debt Extinguishment — In October 2017, the Company repaid all outstanding advances, accrued interest and associated fees due under the 2017 Agreement with the Bank and terminated the agreement.  The repayment was treated as a debt extinguishment and, as a result, the Company will record a loss on extinguishment of debt of $2,338,000. In connection with the repayment, the Company cancelled 114,933 warrants to purchase Class B common stock that were contingent on future borrowings.

Class B Common Stock Warrants — In October 2017, the Company issued 956,511 shares of Class B common stock upon net exercise of 1,043,009 Class B common stock warrants issued in connection with various debt agreements entered into from 2011 to 2017.  These common stock warrants had converted from convertible preferred stock warrants at the close of the IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus dated September 27, 2017 as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act 1933, as amended, or the Securities Act (File No. 333-220318).

Overview

Roku pioneered streaming to the TV. Roku connects users to the streaming content they love, enables content publishers to build and monetize large audiences, and provides advertisers with unique capabilities to engage consumers. We do this at scale today. As of September 30, 2017, we had 16.7 million active accounts. Our users streamed more than 10.5 billion hours on the Roku platform in the nine months ended September 30, 2017, 60% growth from the nine months ended September 30, 2016. Roku is capitalizing on large economic opportunity from TV streaming’s disruptive content distribution model as a leading TV streaming platform for users, content publishers and advertisers.

The Roku platform delivers a significant expansion in consumer choice in TV streaming. From our home screen, users can easily search, discover and access movies and TV episodes, as well as live sports, music, news and more. In the US, users can also search for and compare the price of content from various channels available on our platform and choose from ad-supported, subscription and transactional video on-demand content. Consumers can personalize their content selection with cable TV replacement offerings and other streaming services that suit their budgets and needs.

Advertising. Our advertising products enable advertisers to serve relevant ads to our users and measure return on investment. Our primary advertising products include:

•

Video ads. Our ad-supported content publishers use video ads to monetize our audiences and we also use video ads to monetize our platform. Video ads are sold as 15-second or 30-second spots inserted before a program starts, or during a program break, within channels on the Roku platform where we have video inventory access. One of the ways we secure video ad insertion rights from content publishers is via our distribution deals with those publishers. In addition, many publishers also authorize us to fill their own unsold inventory. For many small and medium publishers on our platform, Roku sells all or a majority of the ads on their channels.

•

Interactive video ads. We offer advertisers the ability to make their TV advertising interactive with customized clickable overlays that invite viewers to engage more intimately with brands, by watching additional videos, obtaining offer details, getting a coupon code via text or finding the nearest retailer to buy a product.

•

Audience development promotions. We utilize a variety of ad placements, particularly native display ads, on the Roku home screen and screen saver, to promote content publishers and their services to our users. We help them to drive channel downloads and traffic to their channels, and to drive subscriptions or movie and TV show consumption.. We also sell branded buttons on our remote controls which are reserved for content publishers who are in more prominent placement on the remote to drive incremental usage and reduce friction by allowing the user to launch straight to the channel.

•

Brand sponsorships. We support a variety of promotional opportunities for advertisers, such as sponsored themes to take over our home screen and content sponsorships to give users the opportunity to experience a free movie or show (e.g. “Family movie night brought to you by…”).

Roku TVs. Roku TVs are manufactured and sold by our TV brand licensees, integrate our Roku Operating System, or Roku OS, and leverage our smart TV hardware reference design. Current licensee brands include Element, Hisense, Hitachi, Insignia, RCA, Sharp and TCL. Roku TVs are available in sizes ranging from 24” to 65” at leading retailers in the United States and Canada. By the end of  2017, we expect over 150 models to be available to consumers in North America, up from approximately 100 in 2016, featuring a wide range of prices as well as picture and display capabilities.

Streaming Players. We offer a popular, industry-leading line of streaming players for sale under the Roku brand in the United States, Canada, the United Kingdom, France, the Republic of Ireland and several Latin American countries, that allow users to access our TV streaming platform. All players run on the Roku OS and stream content via built-in Ethernet or Wi-Fi capability, depending on the model.

We have achieved significant growth. In the nine months ended September 30, 2017, we generated revenue of $324.5 million, up 29% from $251.3 million in the nine months ended October 1, 2016. We generate player revenue from the sale of streaming players and platform revenue from advertising, content distribution, billing and licensing activities on our platform. We earn revenue as users engage on our platform and we intend to continue to grow platform revenue by further monetizing our TV streaming platform. In the nine months ended September 30, 2017, player revenue represented 57% of total revenue and was unchanged, and platform revenue represented 43% of total revenue and grew 108% from the nine months ended October 1, 2016.

In the nine months ended September 30, 2017, we generated gross profit of $126.4 million, up 65% from $76.4 million in the nine months ended October 1, 2016. In the nine months ended September 30, 2017, player gross profit represented 15% of total gross profit and declined 31%, and platform gross profit represented 85% of total gross profit and grew 123%. We are strategically decreasing our streaming player average selling prices, or ASP, to expand our active accounts, which will also reduce our player gross margin. As a result, our player revenue may not increase as rapidly as it has historically or at all, and, unless we are able to adequately increase our platform revenue and grow our active accounts, we may be unable to grow gross profit and our business will be harmed.

We expect to continue to make tradeoffs away from player gross profit in favor of platform gross profit to grow active accounts more rapidly and increase monetization. In the nine months ended September 30, 2017 our net loss was $(70.5) million and our Adjusted EBITDA was $(17.7) million. In the nine months ended October 1, 2016 our net loss was $(46.0) million and our Adjusted EBITDA was $(36.5) million. See the section titled “Non-GAAP Financial Measures” for a reconciliation between Adjusted EBITDA and net loss, the most directly comparable generally accepted accounting principle, or GAAP, financial measure and a discussion about the limitations of Adjusted EBITDA.

Key Performance Metrics

We use the following key performance metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key performance metrics are active accounts, hours streamed, and average revenue per user (“ARPU”).

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Change	September 30,	October 1,	Change
	2017	2016	%	2017	2016	%
Hours Streamed (in millions)	3,780	2,396	58%	10,523	6,568	60%
Active Accounts (in thousands)	16,728	11,278	48	16,728	11,278	48
ARPU for the preceding four fiscal quarters (in dollars)	$12.68	$9.26	37%	$12.68	$9.26	37%

Gross Profit

We measure the performance of our business using gross profit, and we are focused on increasing gross profit. We currently generate positive gross profit on player revenue, however, the majority of our gross profit is generated from platform revenue.  We believe gross profit is the primary metric to measure the performance of our business, because we have two revenue segments with different margin profiles, and we aim to maximize our high margin platform revenue from our active accounts as they stream content on our platform.

Active Accounts

We define active accounts as the number of distinct user accounts that have streamed content on our platform in the last 30 days of the period. The number of active accounts does not correspond to the number of unique individuals who actively utilize our platform or the number of devices associated with an account. For example, a single account may be used by more than one individual, such as a family, and one account may use multiple devices. We believe that the number of active accounts is a relevant measure to gauge the size of our user base and the opportunity to increase our platform revenue and gross profit.

Hours Streamed

We define hours streamed as the aggregate amount of time users streamed content on our platform in a given period. We report hours streamed on a calendar basis. We believe the usage of our platform is an effective measure of user engagement and the growth in the number of hours content streamed across our platform reflects our success in addressing the growing demand for TV streaming. However, our revenues from content providers are not tied to the hours streamed on their streaming channels, and the number of hours streamed does not correlate to revenue earned from such content providers or ARPU on a period-by-period basis. Additionally, increasing user engagement on our streaming platform increases our gross profit because we earn platform revenue by delivering advertising as well as generating revenue shares from subscription and transactional video on-demand as users engage with the Roku platform.

Average Revenue per User

We define ARPU, as our platform revenue during the preceding four fiscal quarters divided by the average of the number of active accounts at the end of that period and the end of the prior four fiscal quarters. We measure progress in our platform business using ARPU because it helps us understand the rate at which we are monetizing our active account base.

Components of Results of Operations

Player Revenue

We generate player revenue from the sale of streaming players through consumer retail distribution channels, including major brick and mortar retailers, such as Best Buy and Walmart, and online retailers, primarily Amazon.com. In our international markets, we sell our players through wholesale distributors which, in turn, sell to retailers. We currently distribute our players in Canada, the United Kingdom, France, the Republic of Ireland and several Latin American countries. We generate most of our player revenue in the United States.

Platform Revenue

We generate platform revenue from advertising sales, subscription and transaction revenue share, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. We generate most of our platform revenue in the United States. Our first-party video ad inventory includes native display ads on our home screen and screen saver, as well as ad inventory made available to us through our content publisher agreements. To satisfy existing demand, we can sell video advertising that we purchase from content publishers to supplement our first-party video ad inventory, and to a lesser extent, third-party video advertising on a revenue share basis from content publishers in our Roku Direct Publisher program.

Cost of Revenue

Cost of Player Revenue

Cost of player revenue is comprised of player manufacturing costs payable to third-party contract manufacturers, technology licenses or royalty fees, inbound and outbound freight, duty and logistics costs, third-party packaging and assembly costs, warranty costs, write-downs for excess and obsolete inventory, allocated overhead costs related to facilities and customer support, and salary, benefit and stock-based compensation costs for operations personnel.

Cost of Platform Revenue

Cost of platform revenue consists of advertising inventory acquisition costs, payment processing fees, third-party cloud service fees and allocated personnel-related costs, including salaries, benefits and stock-based compensation for Roku personnel that support platform services, including advertising and billing operations, customer service, and our TV brands and our service operator licensees. We anticipate that cost of platform revenue will increase in absolute dollars.

Operating and Other Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs, including employee salaries, benefits and stock-based compensation for our engineers and other employees engaged in the development of our products including new technologies and features and functionality. In addition, research and development expenses include allocated facilities and overhead costs. We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in absolute dollars for the foreseeable future.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions and stock-based compensation expense for our employees engaged in sales and sales support, data science and analytics, business development, product management, marketing, communications, and partner and customer support functions. Sales and marketing expenses also include costs for marketing and public relations, channel merchandising, including point of purchase and in-store displays, trade shows and other events, professional services, travel and allocated facilities and other overhead. We expect our sales and marketing expenses to increase as we continue to grow our business.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative personnel. We expect our general and administrative expenses to increase due to the anticipated growth of our business and related infrastructure as well as accounting, legal, insurance, investor relations and other costs associated with being a public company.

Other Income (Expense), Net

Our other income (expense), net consists primarily of changes in the fair value of our convertible preferred stock warrant liability, interest expense on our debt, and foreign currency re-measurement and transaction gains and losses. As the underlying shares of our convertible preferred stock warrants are contingently redeemable, we account for these warrants as a liability at fair value and re-measure the value at each balance sheet date. Any change in the fair value is recognized as other income (expense), net in our consolidated statement of operations. Upon the completion of the IPO in October 2017, these warrants automatically converted into warrants to purchase shares of our common stock. At that time, the convertible preferred stock warrant liability was reclassified to stockholders’ equity.

Income Tax Expense

Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations

The following table sets forth our results of operations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net revenue:
Player	$67,254	$64,789	$184,583	$183,905
Platform	57,528	24,264	139,919	67,404
Total net revenue	124,782	89,053	324,502	251,309
Cost of revenue:
Player(1)	61,925	56,156	165,047	155,531
Platform(1)	12,962	6,847	33,083	19,396
Total cost of revenue	74,887	63,003	198,130	174,927
Gross profit:
Player	5,329	8,633	19,536	28,374
Platform	44,566	17,417	106,836	48,008
Total gross profit	49,895	26,050	126,372	76,382
Operating expenses:
Research and development(1)	28,532	18,229	76,650	56,700
Sales and marketing(1)	16,216	12,844	44,938	39,089
General and administrative(1)	13,039	9,078	33,894	27,333
Total operating expenses	57,787	40,151	155,482	123,122
Loss from operations	(7,892)	(14,101)	(29,110)	(46,740)
Other income (expense), net:
Interest expense	(815)	(32)	(1,286)	(163)
Change in fair value of preferred stock warrant liability	(37,682)	1,481	(40,333)	1,087
Other income (expense), net	212	(41)	423	(66)
Net loss before income taxes	(46,177)	(12,693)	(70,306)	(45,882)
Income tax expense	58	50	144	103
Net loss attributable to common stockholders	$(46,235)	$(12,743)	$(70,450)	$(45,985)

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	(in thousands)
Cost of player revenue	$25	$30	$99	$88
Cost of platform revenue	18	63	58	165
Research and development	1,197	651	3,078	1,924
Sales and marketing	808	580	2,099	1,737
General and administrative	876	687	2,183	2,102
Total stock-based compensation	$2,924	$2,011	$7,517	$6,016

The following table sets forth our results of operations as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	September 30,	October 1	September 30,	October 1
	2017	2016	2017	2016
Net revenue:
Player	54%	73%	57%	73%
Platform	46	27	43	27
Total net revenue	100	100	100	100
Cost of revenue:
Player	50	63	51	62
Platform	10	8	10	8
Total cost of revenue	60	71	61	70
Gross profit:
Player	4	10	6	11
Platform	36	19	33	19
Total gross profit	40	29	39	30
Operating expenses:
Research and development	23	21	24	23
Sales and marketing	13	14	14	15
General and administrative	10	10	11	11
Total operating expenses	46	45	49	49
Loss from operations	(6)	(16)	(10)	(19)
Other income (expense), net:
Interest expense	(1)	—	—	—
Change in fair value of convertible preferred stock warrants	(30)	2	(12)	1
Other income (expense), net	—	—	—	—
Net loss before income taxes	(37)	(14)	(22)	(18)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	(37)%	(14)%	(22)%	(18)%

Comparison of Three and Nine Months Ended September 30, 2017 and October 1, 2016

Net Revenue

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Change		September 30,	October 1,	Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Player	$67,254	$64,789	$2,465	4%	$184,583	$183,905	$678	—%
Platform	57,528	24,264	33,264	137	139,919	67,404	72,515	108
Total net revenue	$124,782	$89,053	$35,729	40%	$324,502	$251,309	$73,193	29%

Player

Player revenue increased by $2.5 million, or 4%, during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. A 35% increase in the volume of players sold was offset by a 23% decrease in average selling prices, driven primarily by sales of our lower priced Roku Express which was introduced in the third quarter of 2016.

Player revenue increased by $0.7 million during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. A 37% increase in the volume of players sold was offset by a 27% decrease in average selling prices, driven primarily by sales of our lower priced Roku Express which was introduced in the third quarter of 2016, and by an increase in sales incentives.

Platform

Platform revenue increased by $33.3 million, or 137%, during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. The increase was primarily due to higher advertising and subscription and transaction revenue share of $32.6 million, as we expanded our advertising sales operations and increased our advertising inventory, and from an increase in the number of paid subscriptions. In addition, fees earned from license arrangements with TV brands increased by $0.7 million.

Platform revenue increased by $72.5 million, or 108%, during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. The increase was primarily due to higher advertising and subscription and transaction revenue share of $71.0 million, as we expanded our advertising sales operations and increased our advertising inventory, and from an increase in the number of paid subscriptions to third party channels from which we get a revenue share. In addition, fees earned from license arrangements with TV brands increased by $2.2 million while fees earned from arrangements with service operators decreased by $0.7 million.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Change		September 30,	October 1,	Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Cost of revenue :
Player	$61,925	$56,156	$5,769	10%	$165,047	$155,531	$9,516	6%
Platform	12,962	6,847	6,115	89	33,083	19,396	13,687	71
Total cost of revenue	$74,887	$63,003	$11,884	19%	$198,130	$174,927	$23,203	13%
Gross profit:
Player	$5,329	$8,633	$(3,304)	(38)%	$19,536	$28,374	$(8,838)	(31)%
Platform	44,566	17,417	$27,149	156	106,836	48,008	$58,828	123
Gross Profit	$49,895	$26,050	$23,845	92%	$126,372	$76,382	$49,990	65%

Player

Cost of player revenue increased by $5.8 million, or 10%, during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. Cost of player revenue increased on an absolute dollar basis primarily due to a 35% increase in the number of players sold. The increase in cost of player revenue was partially offset by a reduction in direct manufacturing costs for most of our players.

Gross profit on player sales decreased by $3.3 million, or 38% during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. The decrease was primarily due to higher sales volumes of lower priced players.

Cost of player revenue increased by $9.5 million, or 6%, during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. Cost of player revenue increased on an absolute dollar basis primarily due to a 37% increase in the number of players sold. In addition, we incurred a charge of $0.9 million for the write-down of inventory on hand due to the ban on the importation and sale of Roku devices in Mexico resulting from a court order targeting entities that are alleged to sell unlicensed content to consumers using our platform among other means. The increase in cost of player revenue was partially offset by a reduction in direct manufacturing costs for most of our players.

Gross profit on player sales decreased by $8.8 million, or 31% during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. The decrease was primarily due to higher sales volumes of lower priced players, such as the Roku Express, and by an increase in sales incentives.

Platform

Cost of platform revenue increased by $6.1 million, or 89%, during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. This increase was driven by higher inventory acquisition costs, ad serving costs, and credit card processing fees totaling $4.3 million and a $0.6 million increase in allocated overhead primarily in advertising operations and TV brand support driven by the growth of our platform business.

Gross profit on platform revenue increased by $27.1 million, or 156% during the three months ended September 30, 2017 compared to the three months ended October 1, 2016, primarily driven by strong growth in advertising demand.

Cost of platform revenue increased by $13.7 million, or 71%, during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. This increase was driven by higher inventory acquisition costs, ad serving costs, and credit card processing fees totaling $9.5 million and a $2.7 million increase in allocated overhead primarily in advertising operations and service operator support driven by the growth of our platform business.

Gross profit on platform revenue increased by $58.8 million, or 123% during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016, primarily driven by strong growth in advertising demand.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	Change		September 30,	October 1,	Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Research and development	$28,532	$18,229	$10,303	57%	$76,650	$56,700	$19,950	35%
Sales and marketing	16,216	12,844	3,372	26	44,938	39,089	5,849	15
General and administrative	13,039	9,078	3,961	44	33,894	27,333	6,561	24
Total operating expenses	$57,787	$40,151	$17,636	44%	$155,482	$123,122	$32,360	26%

Research and Development

Research and development expenses increased by $10.3 million, or 57%, during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. The increase was primarily due to higher personnel-related costs of $8.2 million as a result of increased engineering headcount and higher consulting expenses of $1.1 million for platform and new product development.

Research and development expenses increased by $20.0 million, or 35%, during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. The increase was primarily due to higher personnel-related costs of $19.0 million as a result of increased engineering headcount. The increase in personnel-related costs was partially offset by lower facilities expenses of $1.6 million. In the nine months ended October 1, 2016, we incurred $2.7 million in allocated lease exit costs associated with the move of our corporate headquarters.

Sales and Marketing

Sales and marketing expenses increased by $3.4 million, or 26%, during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. The increase was primarily due to higher personnel-related costs of $3.0 million related to increased headcount within our advertising sales organization and data science team.

Sales and marketing expenses increased by $5.8 million, or 15%, during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. The increase was primarily due to higher personnel-related costs of $6.9 million related to increased headcount within our advertising sales organization and data science team. The increase was partially offset by lower retail marketing costs of $1.0 million resulting from decreased spending on in-store displays and merchandising.

General and Administrative

General and administrative expenses increased by $4.0 million, or 44%, during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. The increase was primarily due to higher personnel-related costs of $1.7 million as a result of increased headcount in finance, billing operations, information technology and human resources and other professional service expenses of $1.6 million related to increased accounting and legal services and other IPO related expenses.

General and administrative expenses increased by $6.6 million, or 24%, during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. The increase was primarily due to higher personnel-related costs of $3.4 million as a result of increased headcount in finance, billing operations, information technology and human resources and other professional service expenses of $2.3 million to support overall business growth and IPO related expenses.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Change	September 30,	October 1,	Change
	2017	2016		$2017	2016	$
	(dollars in thousands)
Interest expense	$(815)	$(32)	$(783)	$(1,286)	$(163)	$(1,123)
Change in fair value of convertible preferred stock warrants	(37,682)	1,481	(39,163)	(40,333)	1,087	(41,420)
Other income (expense), net	212	(41)	253	423	(66)	489
Total other income (expense), net	$(38,285)	$1,408	$(39,693)	$(41,196)	$858	$(42,054)

Other income (expense), net, decreased from $1.4 million net other income in the three months ended October 1, 2016 to $38.3 million in net other expense in the three months ended September 30, 2017. The change was primarily due to an increase in the fair value of warrants to purchase convertible preferred stock.

Other income (expense), net, decreased from $0.9 million net other income in the nine months ended October 1, 2016 to $41.2 million in net other expense in the nine months ended September 30, 2017. The change was primarily due to an increase in the fair value of warrants to purchase convertible preferred stock and increased interest on borrowings.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Change	September 30,	October 1,	Change
	2017	2016		$2017	2016	$
	(dollars in thousands)
Income Tax Expense	$58	$50	$8	$144	$103	$41

Income tax expense is comprised of foreign income taxes and state minimum income taxes in the United States.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. We have included Adjusted EBITDA in this Form 10-Q because it is a key measure we use to evaluate our operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP.

Some limitations of Adjusted EBITDA are:

•	Adjusted EBITDA does not include other (income) expense, net, which primarily includes changes in the fair value of warrants to purchase convertible preferred stock and interest expense;
•	Adjusted EBITDA does not include the impact of stock-based compensation;
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash used for capital expenditures for such replacements or for new capital expenditures;

•	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and
•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(46,235)	$(12,743)	$(70,450)	$(45,985)
Other (income) expense, net	38,285	(1,408)	41,196	(858)
Stock-based compensation	2,924	2,011	7,517	6,016
Depreciation and amortization	1,303	1,351	3,883	4,201
Income tax expense	58	50	144	103
Adjusted EBITDA	$(3,665)	$(10,739)	$(17,710)	$(36,523)

Pro Forma Basic and Diluted Net Loss Per Share Attributable to Common Stockholders, or Pro Forma Basic and Diluted Net Loss Per Share

Pro forma basic and diluted net loss per share adjusts for certain items and, therefore, has not been calculated in accordance with GAAP. We believe the adjustment of these items assists in providing a more complete understanding of our underlying operations results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Pro forma basic and diluted net loss per share gives effect to the conversion of outstanding convertible preferred stock using the as-if converted method into common shares as though the conversion had occurred as of the beginning of the period. Also, the numerator has been adjusted to reverse the fair value adjustments related to the convertible preferred stock warrants as they became warrants to purchase common stock at the time of our IPO, and at such time no longer required periodic revaluation. .Pro forma basic and diluted net loss per share is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles net loss per share attributable to common stockholders on a basic and diluted basis, the most directly comparable GAAP measure, to pro forma net loss per share, basic and diluted:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Pro forma basic and diluted loss per share
Numerator:
Net loss, basic and diluted	$(46,235)	$(12,743)	$(70,450)	$(45,985)
Add: Change in fair value of convertible preferred stock warrant liability	37,682	(1,481)	40,333	(1,087)
Net loss used in computing pro forma basic and diluted net loss per share	$(8,553)	$(14,224)	$(30,117)	$(47,072)

Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	5,259,796	4,784,170	4,998,727	4,724,767
Add: Pro forma adjustment to reflect assumed conversion of convertible preferred stock	80,844,138	80,844,138	80,844,138	80,844,138
Weighted-average shares used in computing pro forma basic and diluted net loss per share	86,103,934	85,628,308	85,842,865	85,568,905
Pro forma basic and diluted net loss per share	$(0.10)	$(0.17)	$(0.35)	$(0.55)

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $66.9 million. In October 2017, as a result of our IPO, we received cash proceeds of $134.8 million net of underwriting discounts and commissions but before deducting other offering expenses. Our primary source of liquidity is cash generated through operating and financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. We may contemplate and engage in additional merger and acquisition activity that could materially impact our liquidity and capital resource position. We believe that our existing cash balance together with proceeds from our IPO and amounts available under our credit facilities will be sufficient to fund our working capital and meet our anticipated cash needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our players, advertising platform and other platform services, headcount, the timing and extent of spending to support development efforts, the introduction of new players and platform features, the expansion of sales and marketing activities, as well as overall economic conditions.

As of September 30, 2017, less than 1% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

Silicon Valley Bank Loan and Security Agreements

In May 2015, we entered into a first amendment to our Restated 2014 Loan Agreement extending the revolving line to June 30, 2017. The Restated LSA provides advances under a revolving line of credit up to $30,000,000 and provides for letters of credit to be issued up to the lessor of the available line of credit, reduced by outstanding advances and drawn but unreimbursed letters of credit, or $5,000,000. Advances under the first amendment carry a floating per annum interest rate equal to the prime rate or the prime rate plus 2.5% if the adjusted quick ratio (calculated as the sum of cash maintained with Silicon Valley Bank or its affiliates and net billed account receivable balances, divided by current liabilities plus all outstanding obligations to Silicon Valley Bank under the revolving line, less deferred revenue) is less than or equal to 1.0.

In June 2017, we entered into a second amendment to the 2014 Loan Agreement extending its termination date to June 30, 2019. Advances carry a floating per annum interest rate equal to, at our option, (1) the prime rate or (2) LIBOR plus 2.75%, or the prime rate plus 1% depending on certain ratios. The extension further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue), greater than or equal to 1.25.

As of September 30, 2017, there were no borrowings under the line of credit and letters of credit in the amount of $1.5 million were outstanding. The interest rate on the line of credit was 4.25% as of September 30, 2017.

In June 2017, we entered into a subordinated loan and security agreement, or the 2017 Agreement, with Silicon Valley Bank. The 2017 Agreement provides for a term loan borrowing of up to $40.0 million with a minimum of $25.0 million to be initially drawn. The remaining amount of the debt is available for 24 months from the date of the 2017 Agreement and can be drawn in no less than $5.0 million increments. Advances under the term loan incur a facility fee equal to 1% of the drawn borrowings, in addition to interest payments at an interest rate equal to, at our option, (1) the prime rate plus 3.5% or (2) LIBOR plus 6.5%, subject to a 1% LIBOR floor. Additionally, the borrowings incur payment in kind interest fees equal to 2.5%, accruing to the unpaid borrowings balance, compounded monthly. Payment in kind interest may be settled in cash, at our election, during the term or at maturity. We are also obligated to pay final payment fees ranging from 1% to 4% of the borrowings depending on the timing of the payment. The maturity date of the 2017 Agreement is October 9, 2020. The 2017 Agreement provides for a lien on all of our assets, including intellectual property. As of September 30, 2017, $23.0 million under the 2017 Agreement was outstanding. On October 31, 2017, we repaid the entire amount outstanding, and subsequently terminated the 2017 Agreement.

In connection with the 2017 Agreement we issued 408,648 warrants to purchase shares of Series H convertible preferred stock, which automatically converted to common stock warrants upon the closing of the Company’s IPO. The warrants have an exercise price of $9.17340, the price per share in our Series H financing in November 2015. A portion of these warrants vested at the time we borrowed money under the 2017 Agreement, and the warrants were exercisable up to ten years from the date of issuance. Upon the repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, we cancelled 114,933 warrants to purchase Class B common stock that were contingent on future borrowings.

Our credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on changes in business, management, ownership or business locations, indebtedness, encumbrances, investments, mergers or acquisitions, dispositions, maintenance of collateral accounts, prepayment of other indebtedness, distributions and transactions with affiliates. The credit facilities contain customary events of default subject in certain cases to grace periods and notice requirements, including (a) failure to pay principal, interest and other obligations when due, (b) material misrepresentations, (c) breach of covenants, conditions or agreements in the credit facilities, (d) default under material indebtedness, (e) certain bankruptcy events, (f) failure to pay judgments for the payment of money in an aggregate amount in excess of $0.5 million, (g) a material adverse change; (h) attachment, levy or restraint on business, (i) default with respect to subordinated debt, (j) cross default under our credit facilities, and (k) governments approvals being revoked.

We were in compliance with all covenants under the loan and security agreements as of December 31, 2016 and September 30, 2017.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,	October 1,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$31,192	$(12,910)
Cash flows (used in) investing activities	(9,599)	(7,351)
Cash flows provided by (used in) financing activities	10,763	(15,228)

Operating Activities

During the nine months ended September 30, 2017, operating activities provided $31.2 million in cash as a result of a net loss of $70.5 million, adjusted by non-cash charges of $52.7 million and an increase of $48.9 million from our net operating assets and liabilities. The non-cash charges of $52.7 million were primarily comprised of a $40.3 million fair value measurement charge related to preferred stock warrant liability, $7.5 million of stock-based compensation expense, and $3.9 million of depreciation and amortization expense. The increase from our net operating assets and liabilities was primarily the result of a $35.1 million increase in accounts payable and accrued liabilities due to the timing of payments, a $16.6 million increase in deferred revenue driven by a $9.8 million pre-payment from a service operator and the growth in our business, an $8.1 million decrease in inventories and a $4.4 million increase in other long-term liabilities, primarily the result of entering into a multi-year licensing agreement. The increase in our net operating assets and liabilities was partially offset by a $5.5 million increase in accounts receivable due to increased revenue and a $8.7 million increase in prepaid expenses and other current assets and other noncurrent assets, primarily the result of capitalized IPO costs that will be charged to equity at the completion of the IPO and from entering into a multi-year license agreement.

During the nine months ended October 1, 2016, operating activities used $12.9 million in cash as a result of a net loss of $46.0 million, adjusted by non-cash charges of $14.2 million and an increase of $18.8 million from our net operating assets and liabilities. The non-cash charges of $14.2 million were primarily comprised of a $3.8 million loss provision related to the exit from our prior headquarters facilities, $6.0 million of stock-based compensation expenses and $4.2 million of depreciation and amortization expense. The increase from our net operating assets and liabilities was primarily the result of a $9.1 million increase in deferred revenue as a result of the growth in our business and a $33.3 million increase in accounts payable and accrued liabilities due to the timing of payments. The increase in our net operating assets and liabilities was partially offset by a $19.7 million increase in inventory for the anticipated sales of players, a $3.9 million increase in accounts receivable and a $1.8 million increase in deferred cost of revenue.

Investing Activities

During the nine months ended September 30, 2017 and October 1, 2016, investing activities used $9.6 million and $7.4 million in cash, respectively, primarily on capital expenditures to purchase property and equipment and leasehold improvements related to expanding our facilities. In 2017, the Company also used $3.0M in cash for a business acquisition.

Financing Activities

During the nine months ended September 30, 2017, financing activities provided $10.8 million in cash, driven primarily from $24.7 million in net proceeds on term debt, offset by a $15.0 million paydown on the line of credit. During the nine months ended October 1, 2016, financing activities used $15.2 million in cash, driven primarily by a $15.0 million paydown on the line of credit.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our non-cancelable contractual obligations were as follows as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Purchase commitments(1)	$64,347	$64,347	$—	$—	$—
Operating lease obligations (2)	35,824	8,138	27,664	22	—
Debt(3)	15,000	15,000	—	—	—
Total	$115,171	$87,485	$27,664	$22	$—

(1)	Represents commitments to purchase finished good inventory from third-party contract manufacturers.
(2)	Represents future minimum lease payments under non-cancelable operating leases.
(3)	Represents future principal payments under our loan and security agreements.

We utilize one outsourcing supplier to manufacture, assemble and test our products. This outsourcing supplier acquires components and build product based on demand information supplied by us. Consistent with industry practice, we acquire product through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in our being committed to purchase excess inventory. As of September 30, 2017, we had manufacturing purchase obligations of $87.2 million.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Fluctuation Risk

Our exposure to interest rate risk primarily relates to the interest income generated by cash held at Silicon Valley Bank, which is relatively insensitive to interest rate changes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Our borrowings under our credit facility with Silicon Valley Bank are at variable interest rates. However, a hypothetical 100-basis point change in interest rates would not have a material impact on our borrowings or results of operations.

Foreign Currency Exchange Rate Risk

Most of our sales are currently within the United States and we have minimal foreign currency risk related to our revenue. In addition, most of our operating expenses are denominated in the U.S. dollar, resulting in minimal foreign currency risks. The volatility of exchange rates depends on many factors that we cannot accurately forecast. In the future, if our international sales increase or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and section 1 of this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended September 30, 2017, compared to those discussed in our Prospectus.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act prior to the filing of this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the President and Chief Executive Officer to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and investigations in the ordinary course of our business, including claims for infringing patents, copyrights or other intellectual property rights related to our platform and products, or the content distributed through our platform by us or third-party channel developers. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We began operations in 2002 and for all of our history we have experienced net losses and negative cash flows from operations. As of September 30, 2017, we had an accumulated deficit of $290.3 million and for the nine months ended September 30, 2017, we experienced a net loss of $70.5 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

TV streaming is highly competitive and many companies, including large technology companies, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract users and our business will be harmed.

TV streaming is increasingly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our TV streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and continue to increase the type and number of content offerings. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We must also effectively support the most popular sources of streaming content, such as Netflix, Amazon.com, Inc. and Hulu, including rapid responses to actual and anticipated market trends in the U.S. TV streaming industry.

Companies such as Amazon.com, Apple Inc. and Google Inc. offer TV streaming products that compete with our streaming players. Amazon.com has also recently launched a co-branded TV that natively runs its TV streaming platform that competes with Roku TV. In addition, Google licenses its operating system software for integration into smart TVs and service provider set top boxes. These companies have the financial resources to subsidize the cost of their streaming devices in order to promote their other products and services making it harder for us to acquire new users and increase hours streamed. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience on competitive products. These companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.

In addition, many TV brands, such as LG, Samsung Electronics Co., Ltd. and VIZIO, Inc., offer their own TV streaming solutions within their TVs. Other devices, such as Microsoft’s Xbox and Sony’s PlayStation game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality. Similarly, some service operators, such as Comcast and Cablevision, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. If users of TV streaming content prefer these alternative products to Roku streaming players and Roku TVs, we may not able to achieve our expected growth in player revenue or gross profit.

We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit or the failure of our players, Roku TV and our platform to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming provider we need to continuously invest in product development, marketing, service and support and device distribution infrastructure. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion and sales of their products or the distribution of their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.

We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.

In addition to generating player revenue, our business model depends on our ability to generate platform revenue from content publishers and advertisers. We generate platform revenue from advertising campaigns and on a transactional basis from new subscription purchases and content transactions that occur on our platform. As such, we are seeking to expand our user base and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities and grow our ARPU. The total number of hours streamed, however, does not correlate with platform revenue or ARPUT on a period-by-period basis, because we do not monetize every hour streamed on our platform. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity.

Our ability to deliver more relevant advertisements to our users and to increase our platform’s value to advertisers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Users may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements. Content publishers may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular channels to improve the relevancy of advertisements provided to our users. Other channels available on our platform, such as Amazon, Hulu and YouTube, are focused on increasing user engagement and time spent within their channel by allowing them to purchase additional content and streaming services within their channels. In addition, we do not currently monetize content provided on non-certified channels on our platform. If our users spend most of their time within particular channels where we have limited or no ability to place advertisements or leverage user information, or users opt out from our ability to collect data for use in providing more relevant advertisements, then we may not be able to achieve our expected growth in platform revenue or gross profit. If we are unable to further monetize our platform, our business may be harmed.

To date, the majority of the hours streamed on our platform have consisted of subscription video on demand content; however, in order to materially increase the monetization of our platform through the sale of advertising-supported video, we will need our users to stream significantly more ad-supported content. Furthermore, our efforts to monetize our platform through ad-supported content is still developing, and may not grow as we expect. Accordingly, there can be no assurance that we will be successful in monetizing our platform through the sale of advertising-supported video.

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to monetize these relationships, directly or indirectly, our business could be harmed.

Historically, a small number of content publishers have accounted for a significant portion of the content streamed across our platform and the terms and conditions of our relationships with content publishers vary. For both fiscal 2016 and the nine months ended September 30, 2017, content streamed from our top five streaming channels accounted for approximately 70% of the total hours of content streamed across our platform, with Netflix alone accounting for approximately one-third of all hours streamed in each period. However, although Netflix is the largest provider of content across our platform, revenue generated from Netflix was not material to our overall revenue during the nine months ended September 30, 2017, and we do not expect revenue from Netflix to be material to our operating results for the foreseeable future. In addition, our agreements with content publishers generally have a term of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publisher’s security requirements. Further, we receive no revenue from YouTube, the most viewed ad-supported channel by hours streamed on our platform for fiscal 2016 and the nine months ended September 30, 2017. If we fail to maintain our relationships with the content publishers that account for a significant amount of the content streamed by our users or if these content publishers face problems in delivering their content across our platform, we may lose users and our business may be harmed.

We operate in an evolving industry, which makes it difficult to evaluate our business and prospects. If TV streaming develops more slowly than we expect, our operating results and growth prospects could be harmed. In addition, our future growth depends on the growth of TV streaming advertising.

TV streaming is relatively new and rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our products and TV platform are subject to a high degree of uncertainty. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband Internet access, the quality of broadband content delivery, the quality and reliability of new devices and technology, the cost for users relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. These technologies, products and content offerings continue to emerge and evolve. Users, content publishers or advertisers may find TV streaming platforms to be less attractive than traditional TV, which would harm our business. In addition, many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as TV, radio and print. The future growth of our business depends on the growth of TV streaming advertising, and on advertisers increasing spend on such advertising. We cannot be certain that they will do so. If advertisers do not perceive meaningful benefits of TV streaming advertising, then this market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

If we are unable to maintain an adequate supply of video ad inventory on our platform, our business may be harmed.

We may fail to attract content publishers that generate sufficient ad-supported content hours on our platform and continue to grow our video ad inventory. Our business model depends on our ability to grow video ad inventory on our platform and sell it to advertisers. We grow ad inventory by adding and retaining content publishers on our platform with ad-supported channels that we can monetize. In addition, we do not have access to all video ad inventory on our platform, and we may not secure access in the future. The amount, quality and cost of inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, our business may be harmed.

We operate in a highly competitive industry and we compete for advertising revenue with other Internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and Internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our TV streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our advertising revenue by, among other things, continuing to improve our platform’s data capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.

Our players and Roku TVs must operate with various offerings, technologies and systems from our content publishers that we do not control. If Roku devices do not operate effectively with those offerings, technologies and systems, our business may be harmed.

Our Roku OS is designed for performance using relatively low cost hardware, which enables us to drive user growth with our players and Roku TVs offered at a low cost to consumers. However, our hardware must be interoperable with all channels and other offerings, technologies and systems from our content publishers, including virtual multi-channel video programming distributors such as Sling TV. We have no control over these offerings, technologies and systems beyond our channel certification requirements, and if our players don’t provide our users with a high quality experience on those offerings on a cost effective basis or if changes are made to those offerings that are not compatible with our players, we may be unable to increase user growth and content hours streamed, we may be required to increase our hardware costs and our business will be harmed. We plan to continue to introduce new products regularly and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content publishers have the right to test and certify our new products before we can publish their channels on new products. These certification processes can be time consuming and introduce third party dependencies into our product release cycles. If content publishers do not certify new products on a timely basis, or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted. To continue to grow our active accounts and user engagement, we will need to prioritize development of our products to work better with new offerings, technologies and systems. If we are unable to maintain consistent operability of Roku devices that is on parity with or better than other platforms, our business could be harmed. In addition, any future changes to offerings, technologies and systems from our content publishers such as virtual service operators may impact the accessibility, speed, functionality, and other performance aspects of our products, which issues are likely to occur in the future from time to time. We may not successfully develop products that operate effectively with these offerings, technologies or systems. If it becomes more difficult for our users to access and use these offerings, technologies or systems, our business could be harmed.

Changes in consumer viewing habits could harm our business.

The manner in which consumers access streaming content is changing rapidly. As the technological infrastructure for Internet access continues to improve and evolve, consumers will be presented with more opportunities to access video, music and games on-demand with interactive capabilities. Time spent on mobile devices is growing rapidly, in particular by young adults streaming video content, including popular streaming channels like Netflix and YouTube, as well as content from cable or satellite providers available live or on-demand on mobile devices. In addition, personal computers, smart TVs, DVD players, Blu-ray players, gaming consoles and cable set top boxes allow users to access streaming entertainment content. If other streaming or technology providers are able to respond and take advantage of changes in consumer viewing habits and technologies better than us, our business could be harmed.

New entrants may enter the TV streaming market with unique service offerings or approaches to providing video. In addition, our competitors may enter into business combinations or alliances that strengthen their competitive positions. If new technologies render the TV streaming market obsolete or we are unable to successfully compete with current and new competitors and technologies, our business will be harmed, and we may not be able to increase or maintain our market share and revenue.

If we fail to obtain or maintain popular content, we may fail to retain existing users and attract new users.

We have invested a significant amount of time to cultivate relationships with our content publishers; however, such relationships may not continue to grow or yield further financial results. We must continuously maintain existing relationships and identify and establish new relationships with content publishers to provide popular content. In order to remain competitive, we must consistently meet user demand for popular streaming channels and content; particularly as we launch new players or enter new markets, including international markets. If we are not successful in helping our content publishers launch and maintain streaming channels that attract and retain a significant number of users on our platform or if we are not able to do so in a cost-effective manner, our business will be harmed. Our ability to successfully help content publishers maintain and expand their channel offerings on a cost-effective basis largely depends on our ability to:

•	effectively market new streaming channels and enhancements to our existing streaming channels;
•	minimize launch delays of new and updated streaming channels; and
•	minimize platform downtime and other technical difficulties.

If we fail to help our content publishers maintain and expand their channel offerings our business may be harmed.

If the advertisements on our platform are not relevant or not engaging to our users, our growth in active accounts and hours streamed may be adversely impacted.

We have made, and are continuing to make, investments to enable advertisers to deliver relevant advertising content to users on our platform. Existing and prospective Roku advertisers may not be successful in serving ads that lead to and maintain user engagement. Those ads may seem irrelevant, repetitive or overly targeted and intrusive. We are continuously seeking to balance the objectives of our users and advertisers with our desire to provide an optimal user experience, but we may not be successful in achieving a balance that continues to attract and retain users and advertisers. If we do not introduce relevant advertisements or such advertisements are overly intrusive and impede the use of our TV streaming platform, our users may stop using our platform which will harm our business.

The Roku Channel may not generate sufficient advertising revenues.

In September 2017, we launched “The Roku Channel,” an ad-supported streaming channel on the Roku platform that gives our users free access to a collection of films and other content. We will not receive subscriptions or other fees from users that access content on The Roku Channel. We have incurred, and will continue to incur, costs and expenses in connection with the launch and operation of The Roku Channel, which we plan to monetize through advertising. If our users do not stream the content we make available on The

Roku Channel, we will not have the opportunity to monetize The Roku Channel through advertising. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the content we make available, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient advertising revenues to be cost effective for us to operate.

Our growth will depend in part upon our ability to develop relationships with TV brands and, to a lesser extent, service operators.

We developed, and intend to continue to develop, relationships with TV brands and service operators in both the United States and international markets. Our licensing arrangements are complex and time-consuming to negotiate and complete. Our potential partners include TV brands, cable and satellite companies and telecommunication providers. Under these license arrangements, we generally have limited control over the amount and timing of resources these entities dedicate to the relationship. If our TV brand or service operator partners fail to meet their forecasts for distributing licensed devices, our business may be harmed.

We license our Roku OS to certain TV brands to manufacture co-branded smart TVs, or Roku TVs. The primary economic benefits that we derive from these license arrangements have been and will likely continue to be indirect, primarily from growing our active accounts and increasing hours streamed. We have not received, nor do we expect to receive significant license revenue from these arrangements in the near term, but we expect to incur expenses in connection with these commercial agreements. If these arrangements do not result in increased users, hours streamed or we are unable to increase the revenue under these arrangements, our business may be harmed. The loss of a relationship with a TV brand or service operator could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels or increase our marketing costs. If we are not successful in maintaining existing and creating new relationships with TV brands and, to a lesser extent, service operators, or if we encounter technological, content licensing or other impediments to our development of these relationships, our ability to grow our business could be adversely impacted.

If our users sign up for offerings and services outside of our platform or though other channels on our platform, our business may be harmed.

We earn revenue by acquiring subscribers for certain of our content publishers activated on or through our platform. If users do not use our platform for these purchases or subscriptions for any reason, and instead pay for services directly with content publishers or by other means that we do not receive attribution for, our business may be harmed. In addition, certain channels available on our platform allow users to purchase additional streaming services from within their channels. The revenues we earn from these transactions are generally not equivalent to the revenues we earn from activations on or through our platform that we receive full attribution credit for. Accordingly, if users activate their subscriptions for content or services through other channels on our platform, our business may be harmed.

If we were to lose the services of our Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder, President and Chief Executive Officer, Anthony Wood, is critical to our overall management, as well as the continued development of our devices and the Roku platform, our culture and our strategic direction. All of our executive officers are at will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team could harm our business.

If we are unable to attract and retain highly qualified employees, we may not be able to continue to grow our business.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. As competition with other companies’ increases, we may incur significant expenses in attracting and retaining high quality engineers and other employees. The loss of employees or the inability to hire additional skilled employees as necessary to support the rapid growth of our business and the scale of our operations could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

We believe a critical component to our success and our ability to retain our best people is our culture. As we continue to grow and develop a public company infrastructure, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, many of our employees, may be able to receive significant proceeds from sales of our equity in the public markets after our initial public offering, which may reduce their motivation to continue to work for us. Moreover, the IPO could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business.

Most of our agreements with content publishers are not long term. Any disruption in the renewal of such agreements may result in the removal of certain content from our platform and may harm our active account growth and engagement.

We enter into agreements with all our content publishers, which have varying expiration dates; typically over one to three years. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements in order to continue providing offerings from these content publishers on our platform. For example, since 2008, we have offered Netflix on our platform pursuant to a series of multi-year contracts. We are in the final year of our current application distribution agreement with Netflix and we anticipate that this contract will be extended or renewed prior to its expiration. We may not be able to reach a satisfactory agreement before our existing agreements have expired. If we are unable to renew such agreements on a timely basis, we may be required to temporarily or permanently remove certain content from our platform. The loss of such content from our platform for any period of time may harm our business.

If our content publishers do not continue to develop channels for our platform and participate in new features that we may introduce from time to time, our business may be harmed.

As our platform and products evolve, we will continue to introduce new features, which may or may not be attractive to our content publishers or meet their requirements. For example, some content publishers have elected not to participate in our cross-channel search feature, our integrated advertising framework, known as RAF, or have imposed limits on our data gathering for usage within their channels. In addition, our platform utilizes our proprietary Brightscript scripting language in order to allow our content publishers to develop and create channels on our platform. If we introduce new features or utilize a new scripting language in the future, such a change may not comply with our content publisher’s certification requirements. In addition, our content publishers may find other languages, such as HTML5, more attractive to develop for and shift their resources to developing their channels on other platforms. If content publishers do not find our platform simple and attractive to develop channels for, do not value and participate in all of the features and functionality that our platform offers, or determine that our software developer kit or new features of our platform do not meet their certification requirements, our business may be harmed.

Our quarterly operating results may be volatile and are difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

Our revenue, gross profit and other operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control. Factors that may contribute to the variability of our operating results and cause the market price of our Class A common stock to fluctuate include:

•	the entrance of new competitors or competitive products in our market, whether by established or new companies;
•	our ability to retain and grow our active account base and increase engagement among new and existing users;
•	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased product taxes;
•	our revenue mix, which drives gross profit;
•	seasonal or other shifts in advertising revenue or player sales;
•	the timing of the launch of new or updated products, streaming channels or features;
•	the addition or loss of popular content;
•	the ability of retailers to anticipate consumer demand;
•	an increase in the manufacturing or component costs of our players or the manufacturing or component costs of our TV brand licensees’ for Roku TVs; and
•

an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

Our gross profit margins vary across our devices and platform offerings. Player revenue has a lower gross margin compared to platform revenue derived through our arrangements with advertising, content distribution, billing and licensing activities. Gross margins on our players vary across player models and can change over time as a result of product transitions, pricing and configuration changes, component costs, player returns and other cost fluctuations. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic or sales channel mix, component cost increases, price competition, or the introduction of new players, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our player gross margin in an effort to increase our active accounts and grow our gross profit. As a result, our player revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to adequately increase our platform revenue and grow our active accounts, we may be unable to grow gross profit and our business will be harmed. If a reduction in gross margin does not result in an increase in our active accounts and gross profit, our financial results may suffer and our business may be harmed.

Our revenue and gross profit are subject to seasonality and if our sales during the holiday season fall below our expectations, our business may be harmed.

Seasonal consumer shopping patterns significantly affect our business. Specifically, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year due to higher consumer purchases and increased advertising during holiday periods. Fourth quarter revenue comprised 40% and 37% of our fiscal 2015 and 2016 total net revenue, respectively, and fourth quarter gross profit comprised 39% and 37% of our fiscal 2015 and 2016 gross profit, respectively. Furthermore, a significant percentage of our player sales through retailers in the fourth quarter are pursuant to committed sales agreements with retailers for which we recognize significant discounts in the average selling prices in the third quarter in an effort to grow our active accounts, which will reduce our player gross margin.

Given the seasonal nature of our player sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue and any shortfall in expected fourth quarter revenue, due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors or disruptions in our supply or distribution chain, or for any other reason, would cause our results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our licensees’ ability to timely deliver players and co-branded Roku TVs to retailers during the holiday season. A substantial portion of our expenses are personnel related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.

We and our TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TVs, and if we or our partners fail to maintain and expand effective retail sales channels we could experience lower player or Roku TV sales.

To continue to acquire new active accounts, we must maintain and expand our retail sales channels. The majority of our players and Roku TVs are sold through traditional brick and mortar retailers, such as Best Buy, Costco, Target and Walmart, including their online sales platforms, and online retailers such as Amazon.com. To a lesser extent, we sell players directly through our website and internationally through distributors. In 2015 and 2016, Amazon.com, Best Buy and Walmart each accounted for more than 10% of our player revenue and are expected to each account for more than 10% of our player revenue in fiscal 2017. These three retailers collectively accounted for 57% and 61 % of our player revenue in fiscal 2015 and 2016, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or Roku TVs, or choose not to prominently display those devices in their stores or on their websites, the volume of Roku devices sold could decrease, which would harm our business. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Apple or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon.com, sells its own competitive TV streaming products and is able to market and promote these products more prominently on its website, and could refuse to offer our devices. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, would require us to increase our marketing expenditures simply to maintain our product visibility, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

If our efforts to build a strong brand and maintain customer satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our business may be harmed.

Building and maintaining a strong brand is important to attract and retain users, as potential users have a number of TV streaming choices. Successfully building a brand is a time consuming and comprehensive endeavor, and can be positively and negatively impacted by any number of factors. Some of these factors, such as the quality or pricing of our players or our customer service, are within our control. Other factors, such as the quality and reliability of Roku TVs and the quality of the content that our content publishers provide, may be out of our control, yet users may nonetheless attribute those factors to us. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. Many of our competitors are larger companies and promote their brands through traditional forms of advertising, such as print media and TV commercials, and have substantial resources to devote to such efforts. Our competitors may also have greater resources to utilize Internet advertising or website product placement more effectively than we can. If we are unable to execute on building a strong brand, it may be difficult to differentiate our business and platform from our competitors in the marketplace, therefore our ability to attract and retain users may be adversely affected and our business may be harmed.

We must successfully manage device introductions and transitions in order to remain competitive.

We must continually develop new and improved devices that meet changing consumer demands. Moreover, the introduction of a new device is a complex task, involving significant expenditures in research and development, promotion and sales channel development, and management of existing inventories to reduce the cost associated with returns and slow moving inventory. As new devices are introduced, we have to monitor closely the inventory at our contract manufacturers, and phase out the manufacture of prior versions in a controlled manner. For example, in 2017 we participated in the introduction of dozens of new models of Roku TVs with TCL that incorporate new high-dynamic range technologies and high-end Roku TVs with Hisense that feature new 4K technologies and larger screen sizes and we updated our entire streaming player product line for higher performance and new features. Whether users will broadly adopt new devices is not certain. Our future success will depend on our ability to develop new and competitively priced devices and add new desirable content and features to our platform. Moreover, we must introduce new devices in a timely and cost-effective manner, and we must secure production orders for those devices from our contract manufacturers and component suppliers. The development of new devices is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new devices depends on a number of factors, including the following:

•	the accuracy of our forecasts for market requirements beyond near term visibility;
•	our ability to anticipate and react to new technologies and evolving consumer trends;
•	our development, licensing or acquisition of new technologies;
•	our timely completion of new designs and development;
•	the ability of our contract manufacturers to cost-effectively manufacture our new devices;
•	the availability of materials and key components used in the manufacture of our new devices; and
•	our ability to attract and retain world-class research and development personnel.

If any of these or other factors becomes problematic, we may not be able to develop and introduce new devices in a timely or cost-effective manner, and our business may be harmed.

We do not have manufacturing capabilities and primarily depend upon a single contract manufacturer, and our operations could be disrupted if we encounter problems with these contract manufacturers.

We do not have any internal manufacturing capabilities and primarily rely upon one contract manufacturer, Hon Hai Precision Industry Co. Ltd., or Foxconn, to build our devices. Foxconn and our other contract manufacturers are vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce a new device or feature, is limited. In addition, we have limited control over Foxconn’s quality systems and controls, and therefore must rely on Foxconn to manufacture our devices to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our devices and ultimately our brand. Furthermore, any adverse change in our contract manufacturers’ financial or business condition could disrupt our ability to supply devices to our retailers and distributors.

Our contract with Foxconn does not obligate them to supply our devices in any specific quantity or at any specific price. In the event Foxconn is unable to fulfill our production requirements in a timely manner or decide to terminate their relationship with us, our order fulfillment may be delayed and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at Foxconn would require us to reduce our supply of devices to our retailers and distributors, which in turn would reduce our revenue. In addition, the Foxconn facilities are located in the People’s Republic of China and may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions. Furthermore, any manufacturing issues affecting the quality of our products, including Roku TVs or players, could harm our business.

If Foxconn fails for any reason to continue manufacturing our devices in required volumes and at high quality levels, or at all, we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed, or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at Foxconn would require us to reduce our supply of devices to our retailers and distributors, which in turn would reduce our revenue and user growth.

If we fail to accurately forecast our manufacturing requirements and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.

We bear supply risk under our contract manufacturing arrangement with Foxconn. Lead times for the materials and components that Foxconn orders on our behalf through different component suppliers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our devices are currently lengthy, requiring our contract manufacturers to order materials and components several months in advance. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our players or build excess players, we could be required to pay for these excess components or players. In the past, we have agreed to reimburse our contract manufacturers for purchased components that were not used as a result of our decision to discontinue players or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business.

Conversely, if we underestimate our player requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our players and result in delays or cancellation of orders from retailers and distributors. In addition, from time to time we have experienced unanticipated increases in demand that resulted in the need to ship devices via air freight, which is more expensive than ocean freight, and adversely affected our device gross margin during such periods of high demand, for example, during end-of-year holidays. If we fail to accurately forecast our manufacturing requirements, our business may be harmed.

Our players incorporate key components from sole source suppliers and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, we will not be able to deliver our players to our retailers and distributors.

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, WiFi silicon products and WiFi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole source suppliers could be constrained by fabrication capacity issues or material supply issues, stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. Neither we nor our contract manufacturers have long-term supply agreements with these suppliers. Instead, our contract manufacturers typically purchase the components required to manufacture our devices on a purchase order basis. As a result, most of these suppliers can stop selling to us at any time, requiring us to find another source, or can raise their prices, which could impact our gross margins. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available. Switching from a sole source supplier would require that we redesign our players to accommodate new components, and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission, or FCC, which would be costly and time-consuming.

Our reliance on sole source suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;
•	price increases;
•	timely delivery;
•	component quality; and
•	delays in, or the inability to execute on, a supplier roadmap for components and technologies.

Any interruption in the supply of sole source components for our players could adversely affect our ability to meet scheduled player deliveries to our retailers and distributors, result in lost sales and higher expenses and harm our business.

If we have difficulty managing our growth in operating expenses, our business could be harmed.

We have experienced significant growth in research and development, sales and marketing, support services and operations in recent years and expect to continue to expand these activities. For example, our research and development expenses increased from $56.7 million for the nine months ended October 1, 2016 to $76.7 million for the nine months ended September 30, 2017. In addition, in January 2016, we moved our corporate headquarters and had commenced activities to sublet our old office space. We have secured sublessors for a substantial portion of our old office space, but continue to incur rent expense on the remaining space. If we are unable to find sublessors for all or a substantial portion of this remaining space, our quarterly financial performance will be impacted as a result of this additional expense through 2020. Our historical growth has placed, and expected future growth will continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;
•	hire more employees, including engineers with relevant skills and experience;
•	expand our manufacturing and distribution capacity;
•	increase our sales and marketing efforts;
•	broaden our customer support capabilities;
•	support a larger number of TV brand and service operators;
•	implement appropriate operational and financial systems;
•	expand internationally; and
•	maintain effective financial disclosure controls and procedures.

If we fail to manage our growth effectively, we may not be able to execute our business strategies and our business will be harmed.

We may be unable to successfully expand our international operations, including our recent expansion into Latin America. In addition, our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.

We currently generate almost all of our revenue in the United States and have limited experience marketing, selling and supporting our players and monetizing our platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. We currently sell our players in Canada, the United Kingdom, the Republic of Ireland and France and have recently commenced sales in several Latin American countries. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities to build relationships with users, advertisers and retail distributors, TV brands and service operators, we may not be able to create or maintain international market demand for our devices and TV streaming platform. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. We may also be subject to new statutory restrictions and risks. For example, there may be no foreign equivalents to the Digital Millennium Copyright Act to shield us from liability in connection with infringing materials that content publishers may make available on our platform. In addition, we may be required in international jurisdictions to offer longer warranty periods than we currently offer in the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;
•	greater difficulty supporting and localizing our devices and platform;
•	our ability to deliver or provide access to popular streaming channels to users in certain international markets;
•

different or unique competitive pressures as a result of, among other things, the presence of local consumer electronics companies and the greater availability of free content on over-the-air channels in certain countries;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits and compliance programs;

•	differing legal and court systems, including limited or unfavorable intellectual property protection;
•	risk of change in international political or economic conditions;

•	restrictions on the repatriation of earnings; and
•	working capital constraints.

If ongoing litigation in Mexico continues to prevent our products from entering the marketplace, our international expansion plans will be impacted and our operating results may suffer.

We are involved in litigation in Mexico that was commenced by a large Mexican pay TV and Internet access provider. Roku was not named as a defendant in this case, and the case principally targeted entities that are alleged to sell unlicensed content to consumers using our platform, among other means. At the commencement of this case, however, a court issued a temporary ban on the importation and sale of Roku devices in Mexico, which remains in effect. In response to this ban, the Company commenced a separate proceeding in a federal District Court in Mexico City challenging the constitutionality of the ban, which proceeding is ongoing. Involvement in these legal proceedings has been complicated and has drawn management time and company resources.  In addition to reducing revenue for products sold in Mexico, our involvement in this litigation has caused us to incur legal expenses and other costs, and to the extent these legal and other expenses grow, our involvement in this litigation, or similar legal matters in the future, could be disruptive to our business.

If we experience higher device returns than we expect and are unable to resell such returned devices as refurbished devices our business could be harmed.

We offer customers who purchase devices through our website 30 days to return such devices. We also generally honor the return policies of our retail and distribution partners, who typically allow customers to return devices, even with open packaging within certain time periods that may exceed 30 days. We generally resell any returned devices as refurbished devices. In the event we decide to permanently reduce the retail prices of our devices, we provide price protection to certain distribution partners for the devices they hold in inventory at the time of the price drop. To the extent we experience a greater number of returns than we expect, are unable to resell returned devices as refurbished devices or are required to provide price protection in amounts greater than we expect, our business could be harmed.

We are subject to payment-related risks and, if our advertisers or advertising agencies do not pay or dispute their invoices, our business may be harmed.

Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. We may also be involved in disputes with agencies and their advertisers over the operation of our platform or the terms of our agreements. If we are unable to collect or make adjustments to bills, we could incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. If we are not paid by our advertisers or advertising agencies on time or at all, our business may be harmed.

Any significant disruption in our computer systems or those of third parties we utilize in our operations could result in a loss or degradation of service on our platform and could harm our business.

We rely on the expertise of our engineering and software development teams for the performance and operation of our platform and computer systems. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our devices and platform to existing and potential users. We utilize computer systems located either in our facilities or those of third-party server hosting providers and third-party Internet-based or cloud computing services. Although we generally enter into service level agreements with these parties, we exercise no control over their operations, which makes us vulnerable to any errors, interruptions or delays that they may experience. In the future, we may transition additional features of our services from our managed hosting systems to cloud computing services, which may require significant expenditures and engineering resources. If we are unable to manage a transition effectively, we may experience operational delays and inefficiencies until the transition is complete. Upon the expiration or termination of any of our agreements with third-party vendors, we may not be able to replace their services in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete. In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business. Any disruption in the services provided by these vendors could have adverse impacts on our business reputation, customer relations and operating results.

Our servers and those of the third parties we use in our operations may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in platform availability and operations, as well as the loss, misuse or theft of personal and identifying information of our users. We also rely on third-party contractors to collect, process, transmit and store personal information of our users, including our users’ credit card data. While we have implemented administrative, physical and electronic security measures to protect against reasonably foreseeable loss, misuse and alteration of personal data and confidential information (e.g., protected content or intellectual property), cyberattacks on companies have increased in frequency and potential impact in recent years and, if successful against us, may harm our reputation and business and subject us to potential liability despite reasonable precautions

We maintain limited insurance policies to cover losses relating to our systems. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for hackers. Our platform also incorporates licensed software from third-parties, including open source software, and we may also be vulnerable to attacks that focus on such third-party software. In October 2017, individuals identified and publicized certain vulnerabilities that affect the Wi-Fi Protected Access and the Wi-Fi Protected Access II security protocols.  These protocol-level vulnerabilities affected companies providing infrastructure devices and wireless clients, which follow the WPA and WPA2 specifications, for which we took steps to release a security patch. Any attempts by hackers to disrupt our platform, our devices, website, computer systems or our mobile apps, if successful, could harm our business, be expensive to remedy and damage our reputation. Efforts to prevent hackers from entering our computer systems or exploiting vulnerabilities in our devices are expensive to implement and may not be effective in detecting or preventing intrusion or vulnerabilities. Such unauthorized access to users’ data could damage our reputation and our business and could expose us of the risk to contractual damages, litigation and regulatory fines and penalties that could harm our business.

If any aspect of our computer systems fails, it may lead to downtime or slow processing time, either of which may harm the experience of users. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. We expect to continue to make significant investments in our technology infrastructure to maintain and improve the user experience and platform performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasingly complex services and functions, increasing numbers of users, and actual and anticipated changes in technology, our business may be harmed.

Changes in how network operators manage data that travel across their networks could harm our business.

Our business relies upon the ability of consumers to access high-quality streaming content through the Internet. As a result, the growth of our business depends on our users’ ability to obtain low-cost, high-speed access to the Internet, which relies in part on the network operators’ continuing willingness to upgrade and maintain their equipment as needed to sustain a robust Internet infrastructure as well as their continued willingness to preserve the open and interconnected nature of the Internet. We exercise no control over network operators, which makes us vulnerable to any errors, interruptions or delays in their operations. Any material disruption in Internet services could harm our business.

To the extent that the number of Internet users continues to increase, network congestion could adversely affect the reliability of our platform. We may also face increased costs of doing business if network operators engage in discriminatory practices with respect to streamed video content in an effort to monetize access to their networks by data providers. In the past, ISPs have attempted to implement usage-based pricing, bandwidth caps and traffic “shaping” or throttling. To the extent network operators were to create tiers of Internet access service and either charge us for access to these tiers or prohibit our content offerings from being available on some or all of these tiers, our quality of service could decline, our operating expenses could increase and our ability to attract and retain customers could be impaired, each of which would harm our business.

In addition, most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. These network operators have an incentive to use their network infrastructure in a manner adverse to the continued growth and success of other companies seeking to distribute similar video programming. To the extent that network operators are able to provide preferential treatment to their own data and content, as opposed to ours, our business could be harmed.

We could become subject to litigation regarding intellectual property rights that could be costly, result in the loss of rights important to our devices and platform or otherwise harm our business.

Some Internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us will grow. Plaintiffs who have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. The cost of patent litigation or other proceedings, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management from our business. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business.

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using technologies that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

Under our agreements with many of our content publishers, licensees, contract manufacturers and suppliers, we are required to provide indemnification in the event our technology is alleged to infringe upon the intellectual property rights of third parties.

In certain of our agreements we indemnify our content publishers, licensees, manufacturing partners and suppliers. We could incur significant expenses defending these partners if they are sued for patent infringement based on allegations related to our technology. In addition, if a partner were to lose a lawsuit and in turn seek indemnification from us, we could be subject to significant monetary liabilities. In addition, because the devices sold by our licensing partners and TV brands often involve the use of third-party technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the player in question, even if the claim does not pertain to our technology.

If we fail to protect or enforce our intellectual property or proprietary rights, our business and operating results could be harmed.

We regard the protection of our patents, trade secrets, copyrights, trademarks, trade dress, domain names and other intellectual property or proprietary rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We seek to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology. However, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. Any party with whom we have executed such an agreement could potentially breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, time-consuming and could result in substantial costs and the outcome of such a claim is unpredictable. Further, the laws of certain foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights both in the United States and abroad. If we are unable to prevent the disclosure of our trade secrets to third parties, or if our competitors independently develop any of our trade secrets, we may not be able to establish or maintain a competitive advantage in our market, which could harm our business.

We have filed and will in the future file patent applications on inventions that we deem to be innovative. There is no guarantee that our patent applications will issue as granted patents, that the scope of the protection gained will be sufficient or that an issued patent may subsequently be deemed invalid or unenforceable. Patent laws, and scope of coverage afforded by them, have recently been subject to significant changes, such as the change to “first-to-file” from “first-to-invent” resulting from the Leahy-Smith America Invents Act. This change in the determination of inventorship may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions, which may favor larger competitors that have the resources to file more patent applications. Another change to the patent laws may incentivize third parties to challenge any issued patent in the United States Patent and Trademark Office, or USPTO, as opposed to having to bring such an action in U.S. federal court. Any invalidation of a patent claim could have a significant impact on our ability to protect the innovations contained within our devices and platform and could harm our business.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. We may fail to take the necessary actions and to pay the applicable fees to obtain or maintain our patents. Noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to use our technologies and enter the market earlier than would otherwise have been the case.

We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location.

Litigation may be necessary to enforce our intellectual property or proprietary rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property or proprietary rights, our business may be harmed.

We and our third -party contractors collect, process, transmit and store the personal information of our users, which creates legal obligations and exposes us to potential liability.

We collect, process, transmit and store information about our users’ device usage patterns, and rely on third-party contractors to collect, process, transmit and store personal information of our users, including our users’ credit card data. Further, we and third parties use tracking technologies, including cookies, device identifiers and related technologies, to help us manage and track our users’ interactions with our platform, devices, website and partners’ content streaming channels and deliver relevant advertising for ourselves and on behalf of our partners on our devices.

We collect information about the interaction of users with our devices, our advertisements and our partners’ streaming channels. To deliver relevant advertisements effectively, we must successfully leverage this data as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including consumers choosing to opt out from our collection of this data or the ability of our advertisers to use such data to provide more relevant advertisements, restrictions imposed by advertisers, content publishers and service providers, changes in technology, and new developments in laws, regulations and industry standards. For example, our privacy policy outlines the type of data we collect and discloses to users how to disable or restrict such data collection and the use of such data in providing more relevant advertisements. Any restrictions on our ability to collect data could harm our ability to grow our revenue, particularly our advertising revenue which depends on engaging the relevant recipients of advertising campaigns.

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our users. The regulatory environment for the collection and use of consumer data by device manufacturers, online service providers, content distributors, advertisers and publishers is very unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission, have increasingly scrutinized privacy issues with respect to devices that link personal identities or user and device data, with data collected through the Internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering regulations that could significantly restrict industry participants’ ability to collect, use and share personal information and pseudonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use and distribution practices, including self-regulation and industry standards, changes in existing laws, enactment of new laws, increased enforcement activity, and changes in interpretation of laws could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.

If service operators refuse to authenticate streaming channels on our platform, our users may be restricted from accessing certain content on our platform and our business may be harmed.

Certain service operators, including pay TV providers, have from time to time refused to grant our users access to streaming content through “TV Everywhere” channels and have made that content available only on certain devices favored by such service operators, including devices offered by that service operator or its partners. If major service operators do not authenticate popular TV Everywhere channels on our platform, we may be unable to offer a broad selection of popular streaming channels and consumers may not purchase or use our streaming players. If we are unable to continue to provide access to popular streaming channels on our platform, our business may be harmed.

United States or international rules that permit ISPs to limit Internet data consumption by users, including unreasonable discrimination in the provision of broadband Internet access services, could harm our business.

Laws, regulations or court rulings that adversely affect the popularity or growth in use of the Internet, including decisions that undermine open and neutrally administered Internet access, could decrease customer demand for our service offerings, may impose additional burdens on us or could cause us to incur additional expenses or alter our business model. On February 26, 2015, the FCC adopted open Internet rules intended to protect the ability of consumers and content producers to send and non-harmful, lawful legal information on the Internet. The FCC’s Open Internet Order prohibits broadband Internet access service providers from: (i) blocking access to legal content, applications, services or non-harmful devices; (ii) throttling, impairing or degrading performance based on content, applications, services or non-harmful devices; and (iii) charging more for favorable delivery of content or favoring self-provisioned content over third-party content. The Open Internet Order also prohibits broadband Internet access service providers from unreasonably interfering with consumers’ ability to select, access and use the lawful content, applications, services or devices of their choosing as well as edge providers’ ability to make lawful content, applications, services or devices available to consumers.

On June 14, 2016, the U.S. Court of Appeals for the District of Columbia Circuit upheld the Open Internet Order against a challenge by twelve parties, including AT&T Inc., the United States Telecom Association and the National Cable & Telecommunications Association. On May 1, 2017, the U.S. Court of Appeals for the District of Columbia Circuit denied rehearing en banc. Multiple parties subsequently petitioned for certiorari asking the Supreme Court of the United States to further review the Open Internet Order. In the interim, the FCC issued a notice of proposed rulemaking on May 18, 2017 that proposes to limit or reverse some of the provisions of the Open Internet Order, including its prohibitions against blocking, throttling and paid prioritization. It is not clear whether and to what extent the Supreme Court will grant certiorari in light of the proposed rulemaking. To the extent the Supreme Court or the FCC do not uphold or adopt sufficient safeguards to protect against discriminatory conduct or in the event that any existing or future rules fail to offer protections against such conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

As we expand internationally, government regulation protecting the non-discriminatory provision of Internet access may be nascent or non-existent. In those markets where regulatory safeguards against unreasonable discrimination are nascent or non-existent and where local network operators possess substantial market power, we could experience anti-competitive practices that could impede our growth, cause us to incur additional expenses or otherwise harm our business. Future regulations or changes in laws and regulations or their existing interpretations or applications could also hinder our operational flexibility, raise compliance costs and result in additional liabilities for us, which may harm our business.

Broadband Internet providers are subject to government regulation, and changes in current or future laws or regulations that negatively impact our content publishers could harm our business.

The FCC exercises jurisdiction over many broadband Internet providers in the United States. The FCC could promulgate new regulations or interpret existing regulations in a manner that would cause us or our content publishers to incur significant compliance costs or force us to alter or eliminate certain features or functionality of our products or services which may harm our business. Future FCC regulation affecting providers of broadband Internet access services could impede the penetration of broadband Internet access into certain markets or affect the prices they may charge in such markets. As part of its February 26, 2015 network neutrality order, the FCC changed the regulatory classification of broadband Internet service from a lightly regulated “information service” to a common carrier “telecommunication service.” It also extended regulation to Internet traffic exchange and interconnection arrangements. On May 18, 2017, the FCC issued a notice of proposed rulemaking proposing to reinstate the classification of broadband Internet service as an “information service” that would not be subject to common carrier regulation, however, continued classification as a telecommunications service could subject broadband Internet access to significant new regulation, including rate regulation, although the FCC has decided to forbear at this time from applying many common carrier requirements, including price regulation; market entry and exit regulation; the obligation to contribute to the federal universal service fund; and telephone-specific interconnection and unbundling requirements. Furthermore, many broadband Internet providers provide traditional telecommunications services that are subject to FCC and state rate regulation of interstate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. Changes in rate regulations or in universal service funding rules, either at the federal or state level, could adversely affect these broadband Internet providers’ revenue and capital spending plans. In addition, various international regulatory bodies have jurisdiction over non-United States broadband Internet providers. To the extent these broadband Internet providers are adversely affected by laws or regulations regarding their business, products or service offerings, our business could be harmed.

If government regulations or laws relating to the Internet, video or other areas of our business change, we may need to alter the manner in which we conduct our business or our business could be harmed.

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet, which may include laws and regulations related to privacy, data collection and protection, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, intellectual property, competition, electronic contracts, Internet access, net neutrality, advertising, calling and texting, content restrictions , and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as privacy, payment processing, taxation, net neutrality, video, telecommunications, and consumer protection related to the Internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their users and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, actions taken or not taken by providers in response to user activity or the content provided by users. Moreover, as Internet commerce and advertising continues to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely.

As we develop new services and devices, and improve our TV streaming platform, we may also be subject to new laws and regulations specific to such technologies. For example, in developing our Roku TV reference design, we were required to understand, address and comply with an evolving regulatory framework for developing, manufacturing, marketing and selling TVs. If we fail to adequately address or comply with such regulations regarding the manufacture and sale of TVs, we may be subject to fines or sanctions, and our licensees may be unable to sell Roku TVs at all, which would harm our business and our ability to grow our user base.

Laws relating to privacy and data collection and protection, data localization, law enforcement access to data, encryption, and similar activities continue to proliferate, often with little harmonization between jurisdictions and little guidance. A number of existing bills are pending in U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use and share user information. The European Union has already enacted laws requiring advertisers or companies like ours to obtain informed consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. If the third parties that we work with, such as contract payment processing services, content publishers, vendors or developers violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

Our use of data to deliver relevant advertising and other services on our platform places us and our content publishers at risk for claims under various unsettled laws, including the Video Privacy Protection Act, or VPPA. Some of our content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on our platform in connection with advertising provided by unrelated third parties. The Federal Trade Commission has also revised its rules implementing the Children’s Online Privacy Protection Act, or COPPA Rules, broadening the applicability of the COPPA Rules, including the types of information that are subject to these regulations, and could limit the information that we or our content publishers and advertisers may collect and use through certain content publishers, the content of advertisements and in relation to certain channel partner content. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, or similar laws.

Our actual or perceived failure to adequately protect personal data and confidential information could harm our business.

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.

We historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework under Directive 95/46/EC, commonly referred to as the Data Protection Directive, agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the United States, recently was invalidated by a decision of the European Court of Justice, or the ECJ.

On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield, which provides a framework for the transfer of personal data of EU data subjects, and on May 4, 2016, the EU General Data Protection Regulation, or GDPR, which will replace Directive 95/46/EC, was formally published. The GDPR will go into effect on May 25, 2018 and as a regulation as opposed to a directive will be directly applicable in EU member states. Among other things, the GDPR applies to data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects.

In light of these developments, we are reviewing our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate effect of evolving data protection regulation and implementation over time.Our actual or alleged failure to comply with applicable laws and regulations or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and may harm our business.

If we are found liable for content that we distribute through our players, our business could be harmed.

As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act, or the DMCA, is intended, in part, to limit the liability of eligible service providers for caching, hosting or linking to, user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. However, the DMCA and similar statutes and doctrines that we may rely on in the future is subject to uncertain judicial interpretation and regulatory and legislative amendments. Moreover, the DMCA only provides protection primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections or if a court were to disagree with our application of those rules to our business, we could incur liability and our business could be harmed. If we become liable for these types of claims as a result of the content that is streamed over our platform, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.

In addition, we may be adversely impacted if copyright holders assert claims, or commence litigation, alleging copyright infringement against the developers of channels that are distributed on our platform. While our platform policies prohibit streaming content on our platform without distribution rights from the copyright holder, and we maintain processes and systems for the reporting and removal of infringing content, in certain instances our platform has been misused by unaffiliated third parties to unlawfully distribute copyrighted content. For example, we are involved in litigation in Mexico that was commenced by a large Mexican pay TV and Internet access provider. The Company was not named as a defendant in this case, and the case principally targeted entities that are alleged to sell unlicensed content to consumers using our platform, among other means.  Involvement in these legal proceedings has been complicated and has drawn management time and company resources.

Our involvement in any such legal matters now or in the future, could cause us to incur significant legal expenses and other costs, and be disruptive to our business.

Our devices are highly technical and may contain undetected hardware errors or software bugs, which could manifest themselves in ways that could harm our reputation and our business.

Our devices and those of our licensees are highly technical and have contained and may in the future contain undetected software bugs or hardware errors. These bugs and errors can manifest themselves in any number of ways in our devices or our platform, including through diminished performance, security vulnerabilities, data quality in logs or interpretation of data, malfunctions or even permanently disabled devices. Some errors in our devices may only be discovered after a device has been shipped and used by users, and may in some cases only be detected under certain circumstances or after extended use. We update our software on a regular basis and, despite our quality assurance processes, we could introduce bugs in the process of updating our software. The introduction of a serious software bug, could result in devices becoming permanently disabled. We offer a limited one year warranty in the United

States and any such defects discovered in our devices after commercial release could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and users and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty. In addition, our device contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of Roku and our devices. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

Components used in our devices may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.

We rely on third-party component suppliers to provide certain functionalities needed for the operation and use of our devices. Any errors or defects in such third-party technology could result in errors in our devices that could harm our business. If these components have a manufacturing, design or other defect, they can cause our devices to fail and render them permanently inoperable. For example, the typical means by which our users connect their home networks to our devices is by way of a Wi-Fi access point in the home network router. If the Wi-Fi receiver in our device fails, then our device cannot detect a home network’s Wi-Fi access point, and our device will not be able to display or deliver any content to the TV screen. As a result, we may have to replace these devices at our sole cost and expense. Should we have a widespread problem of this kind, our reputation in the market could be adversely affected and our replacement of these devices would harm our business.

If we are unable to obtain necessary or desirable third-party technology licenses, our ability to develop new devices or platform enhancements may be impaired.

We utilize commercially available off-the-shelf technology in the development of our devices and platform. As we continue to introduce new features or improvements to our devices and the Roku platform, we may be required to license additional technologies from third parties. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. If we are unable to obtain necessary third-party licenses, we may be required to obtain substitute technologies with lower quality or performance standards, or at a greater cost, any of which could harm the competitiveness of our devices, platform and our business.

Our use of open source software could impose limitations on our ability to commercialize our devices and our TV streaming platform.

We incorporate open source software in our TV streaming platform. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Although we monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our devices. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our devices, to re-engineer our devices or to discontinue the sale of our devices in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business.

The quality of our customer support is important to our users and licensees, and if we fail to provide adequate levels of customer support we could lose users and licensees, which would harm our business.

Our users and licensees depend on our customer support organization to resolve any issues relating to devices. A high level of support is critical for the successful marketing and sale of our devices. We currently outsource our customer support operation to a third-party customer support organization. If we do not effectively train, update and manage our third-party customer support organization who assists our users in using our devices, and if that support organization does not succeed in helping them quickly resolve any issues or provide effective ongoing support, it could adversely affect our ability to sell our devices to users and harm our reputation with potential new users and our licensees.

We will need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so could adversely affect our billing services and financial reporting.

We have increasingly complex business arrangements with our content publishers and licensees, and the rules that govern revenue and expense recognition in our business are increasingly complex. To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will negatively affect our billing services and financial reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our users, content publishers or licensees; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be adversely affected.

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the fiscal year ending December 31, 2018. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock could be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have no experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

We have a credit facility that provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.

We entered into an amended and restated loan and security agreement with Silicon Valley Bank in November 2014, which was amended in May 2015 and June 2017, providing for a $30.0 million revolving line of credit. Our loan agreements with Silicon Valley Bank contain a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to this agreement, we granted Silicon Valley Bank a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Silicon Valley Bank Loan and Security Agreements.”

If we fail to comply with the covenants or payments specified in our credit facility, Silicon Valley Bank could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Silicon Valley Bank would have the right to proceed against the assets we provided as collateral pursuant to the credit facility. If the debt under this credit facility was accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.

If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various states in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our noncompliance, which could harm our business.

By engaging in business activities in the United States, we become subject to various state laws and regulations, including requirements to collect sales tax from our sales within those states, and the payment of income taxes on revenue generated from activities in those states. The laws and regulations governing the collection of sales tax for sales on our website and payment of income taxes are numerous, complex, and vary from state to state. A successful assertion by one or more states that we were required to collect sales or other taxes or to pay income taxes where we did not could result in substantial tax liabilities, fees and expenses, including substantial interest and penalty charges, which could harm our business.

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new devices and enhance the Roku platform, maintain adequate levels of inventory to support our retail partners’ demand requirements, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our then existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.

We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and computer systems, which could require us to curtail or cease operations.

Our principal offices and a network operations center are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. We are also vulnerable to damage from other types of disasters, including power loss, fire, floods, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our President and Chief Executive Officer, Anthony Wood, holds approximately 27.3% of our outstanding common stock, but controls approximately 32.1% of the voting power of our outstanding common stock and therefore will have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Roku or our assets, for the foreseeable future. If Mr. Wood’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of the combined voting power of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Wood retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

Our stock price may be volatile, and the value of your Class A common stock may decline.

The market price of our Class A common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	changes in projected operational and financial results;
•	loss by us of key content publishers;
•	changes in laws or regulations applicable to our devices or platform;
•	the commencement or conclusion of legal proceedings that involve us;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of new products or services by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	additions or departures of key personnel;
•	issuance of new or updated research or reports by securities analysts;
•	the use by investors or analysts of third-party data regarding our business that may not reflect our financial performance;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our Class A common stock;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	the expiration of contractual lock-up agreements; and
•	general economic and market conditions.

Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, elections, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. If the market price of our Class A common stock does not exceed the IPO price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

We will have broad discretion in the use of proceeds from the IPO and may invest or spend the proceeds in ways with which you do not agree and in ways that may not yield a return.

We will have broad discretion over the use of proceeds from the IPO. Investors may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply the net proceeds of the IPO effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities in the future and from time to time. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

Equity research analysts do not currently provide research coverage of our Class A common stock, and we cannot assure you that any equity research analysts will adequately provide research coverage of our Class A common stock. A lack of adequate research coverage may adversely affect the liquidity and market price of our Class A common stock. To the extent we obtain equity research analyst coverage, we will not have any control of the analysts or the content and opinions included in their reports. The price of our Class A common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.

As a public company listed in the United States, we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Global Select Market, or Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

We are an “emerging growth company,” and we intend to comply only with reduced disclosure requirements applicable to emerging growth companies. As a result, our Class A common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of over $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid any cash dividends on our Class A or Class B common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings to grow our business and for general corporate purposes. Moreover, our outstanding loan and security agreements contain prohibitions on the payment of cash dividends on our capital stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third-party to acquire, or attempt to acquire, control of Roku, even if a change in control was considered favorable by our stockholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, such as:

•	establishing a classified board of directors so that not all members of our board of directors are elected at one time;
•	permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•	providing that directors may only be removed for cause;
•	prohibiting cumulative voting for directors;
•	requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•	authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminating the ability of stockholders to call special meetings of stockholders;
•	prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and
•	reflecting our two classes of common stock as described above.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold since July 1, 2017 (share and per share amounts give effect to a 1-for-6 reverse stock split of our common stock and preferred stock effected on September 15, 2017):

(1)

From July 1, 2017 to September 27, 2017, we granted stock options to purchase an aggregate of 3,219,857 shares of Class B common stock at an exercise prices of $8.82 per share to a total of 209 employees, consultants and directors under our 2008 Equity Incentive Plan;

(2)

From July 1, 2017 to September 27, 2017, we issued and sold an aggregate of 267,813 shares of Class B common stock upon the exercise of options under our 2008 Plan at exercise prices ranging from $0.16 to $6.12, per share, for an aggregate exercise price of $868,055;

(3)	In July 2017, we issued 357,283 shares of our Class B common stock upon the automatic net exercise of a warrant to purchase 375,000 shares of our Class B common stock;
(4)	108,332 shares of Class B common stock issued in September 2017 in connection with an acquisition;

The offers, sales and issuances of the securities described in paragraphs (1) through (4) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from our Initial Public Offering of Class A Common Stock

On September 27, 2017, our registration statement on Form S-1 (No. 333-220318) was declared effective by the SEC for our initial public offering of Class A common stock, or the IPO,  pursuant to which, we issued and sold 9,000,000 shares of our Class A common stock on October 2, 2017, and on the same day we issued and sold an aggregate of 1,350,000 shares of our Class A common stock pursuant to the underwriters’ exercise of their option to purchase additional shares, in each case at a public offering price of $14.00 per share. Morgan Stanley & Co. LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the offering and Allen & Company LLC, RBC Capital Markets, Needham & Company, Oppenheimer & Co. and William Blair acted as co-managers for the offering. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the offering, we received total net proceeds of approximately $130.8 million, after deducting total expenses of $14.1 million, consisting of underwriting discounts and commissions of $10.1 million and offering-related expenses of approximately $4.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1	333-220318	3.4
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roku, Inc.

Date: November 9, 2017	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)