Form 10-K
period 2017-12-31
ROKU, INC
filed 2018-03-01
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38211

ROKU, INC.
(Exact name of Registrant as specified in its charter)

Delaware	4841	26-2087865
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial code number)	(I.R.S. employer identification no.)

150 Winchester Circle

Los Gatos, California 95032

(408) 556-9040
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of February 14, 2018, the registrant had  19,746,394 shares of Class A common stock, $0.0001 par value per share and 79,823,487 shares of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2017 Proxy Statement”) for the 2018 Annual Meeting of Stockholders. The 2017 Proxy Statement will be filed with the Securities and exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-K, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	our ability to attract and retain active accounts and increase hours streamed;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain additional TV brands and service operators to license our platform;
•	our ability to license popular content on our platform, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits or the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments, including with respect to developing integrations with our platform partners;
•	our ability to develop and launch new streaming devices and provide ancillary services and support;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to mitigate the risks of harm associated with security breaches and system failures;
•	our ability to maintain, protect and enhance our intellectual property; and
•	our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

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

You should not rely upon forward-looking statements as predictions of future events.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I

Item 1: Business

Overview

Roku pioneered streaming to the TV. Roku connects users to the streaming content they love, enables content publishers to build and monetize large audiences, and provides advertisers with unique capabilities to engage consumers. We do this at scale. As of December 31, 2017, we had 19.3 million active accounts1 and during 2017 our users streamed 14.8 billion hours 2on the Roku platform. TV streaming’s disruptive content distribution model is shifting billions of dollars of economic value. Roku is capitalizing on this large economic opportunity as a leading TV streaming platform for users, content publishers and advertisers.

Consumers win with TV streaming—they get a better user experience, more entertainment options and more control over what they spend on content. When users want to enjoy streaming entertainment, they start at the Roku home screen where we put users first by helping them find the content they want to watch. From our home screen, users can easily search, discover and access over 500,000 movies and TV episodes in the United States, as well as live sports, music, news and more. Users can also compare the price of content from various channels available on our platform and choose from ad-supported, subscription, and transactional video on-demand content. The Roku platform delivers a significant expansion in consumer choice. Consumers can personalize their content selection with cable TV replacement offerings and other streaming services that suit their budget and needs. Ad-supported channels available on the Roku platform include YouTube, CBS News, Crackle, The CW and Vice; subscription channels include HBO Now, Hulu and Netflix as well as traditional pay TV replacement services like DirecTV Now, Sling TV, Spectrum TV and Sony PlayStation Vue; and transactional channels include Amazon Video, Google Play and Vudu. Consumers are increasingly streaming ad-supported content.

Roku operates the number one TV streaming platform in the United States as measured by total hours streamed, according to a survey that we commissioned, conducted in the fourth quarter of 2017, by Kantar Millward Brown. Content publishers and advertisers win with Roku because our large and growing user base simplifies their access to the fragmented and complex over the top, or OTT, market and we provide them with direct to consumer engagement and monetization opportunities. We provide our content publishers with access to the most engaged OTT audience, as measured by average hours streamed, and the ability to monetize their content with advertising, subscription or transactional business models. Furthermore, as a pure play, neutral TV streaming platform, we are better able to serve content publishers compared to other platforms that have diversified business operations and competitive content offerings. Advertisers on our platform can reach our desirable OTT audience with ads that are more relevant, interactive and measurable than advertising delivered on traditional linear TV. As traditional TV audiences shrink, OTT audiences have become increasingly important to advertisers who must continue to reach large audiences. Our growth in active accounts and hours streamed has attracted more content publishers and advertisers to our TV streaming platform creating a better user experience.

While we currently generate a majority of our revenue from sales of our streaming players, we generate a majority of our gross profit from our platform revenue. Our business model is to grow gross profit by increasing the number of active accounts and growing average revenue per user, or ARPU which we believe represents the inherent value of our business. We define ARPU as our platform revenue during the preceding four quarters divided by the average of the number of active accounts at the end of that period and the end of the prior four quarters. We grow new accounts through three primary channels: we sell streaming players, we partner with TV brands through our Roku TV licensing program, and we have licensing relationships with service operators. The fastest growing source of new accounts comes from our licensing partner relationships which accounted for 48% of new accounts in 2017, up from 42% in 2016. We believe we have a significant opportunity to grow platform revenue and as we further monetize TV streaming hours we will increase ARPU, which was $13.78 per active user during the year ended December 31, 2017 up by 48% as compared to $9.28 per active user for the year ended December 31, 2016. Our success in growing ARPU will depend on our ability to increasingly generate platform revenue from content publishers and advertisers as we increase the number of active accounts.

[1]	Active accounts represent distinct user accounts that have streamed content on our platform in the last 30 days of the period.
[2]	Streaming hours streamed as the aggregate amount of time users streamed content on our platform in a given period.

Our Products

Advertising

Our advertising products enable advertisers to serve relevant ads to our users and measure return on investment. We collect a variety of information on the Roku streaming platform, including user registration data, as well as anonymized information like audience engagement with channels on our platform, use of features like search and interactions with advertisements. With Roku TVs, we have the ability to use automatic content recognition (ACR) and other technology to collect information about what users watch via antennae and devices connected to Roku TVs, and we collect data about the use of the Roku TV’s on-screen programming guide.

We gather this information and then create user segments, develop look-a-like audience and predictive models, and activate segments for use in a variety of business operations including recommendations for users and analytics for content publishers and advertisers. Our platform also provides a mechanism to match and ingest third party data sets from our advertisers and data vendors who may have demographic or other attributes that would enhance our analytics, products or advertising efforts.

We continue to refine measurement capabilities on our advertising platform. Through our own measurement tools and third parties including Nielsen, Acxiom, Oracle Data Cloud, Nielsen Catalina Solutions, Experian, Placed and Kantar Millward Brown, we provide advertisers the capability to measure audience demographics, validate ad effectiveness, and quantify sales lift from advertising on Roku. We offer engagement analytics such as impressions, click-through rates and video completion rates. We also work with a wide variety of third-party measurement companies to measure the branding impact of the ads we serve. We have also recently established relationships with third party providers that focus on transactional or point of sale data, which enables our advertisers to compare the effectiveness of Roku ads.

Our primary advertising products include:

•

Video ads. Our ad-supported content publishers use video ads to monetize our audiences and we also use video ads to monetize our platform. Video ads are sold as 15-second or 30-second spots inserted before a program starts or during a program break, within channels on the Roku platform where we have video inventory access. One of the ways we secure video ad insertion rights from content publishers is via our distribution deals with those publishers. In addition, many publishers also authorize us to fill their own unsold inventory. Except for a minority of video ads that are passed unmodified in a traditional linear broadcast, all video ads are selected and delivered to a user in real-time, as the user is engaging on our platform. Digital advertisers have raised concerns about brand safety, viewability and fraud after certain issues arose between various video ad networks and major online video distributors. OTT is an attractive alternative. On the Roku platform, our video ads play full screen, are not skippable in most channels and are delivered into a curated channel list.

•

Interactive video ads. We offer advertisers the ability to make their TV advertising interactive with customized clickable overlays that invite viewers to engage more intimately with brands, by watching additional videos, obtaining offer details, getting a coupon code via text or finding the nearest retailer to buy a product.

•

Audience development promotions. We utilize a variety of ad placements, particularly native display ads, on the Roku home screen and screen saver, to promote content publishers and their services to our users. We help them to drive channel downloads and traffic to their channels, and to drive subscriptions or movie and TV show consumption. Given our strategic role as a user’s TV streaming home screen, we are increasingly able to predict a user’s likelihood of taking action in response to an ad we serve. We also sell branded channel buttons on player and TV remote controls. The branded buttons are reserved for content publishers who want to reduce friction and drive incremental usage by allowing users to launch straight into the channel.

•

Brand sponsorships. We support a variety of promotional opportunities for advertisers, such as sponsored themes to take over our home screen and content sponsorships to give users the opportunity to experience a free movie or show (e.g. “Family movie night brought to you by…”). We also sell branded content rows in The Roku Channel.

Roku TVs

Roku TVs are manufactured and sold by our TV brand licensees, integrate our Roku Operating System, or Roku OS, and leverage our smart TV hardware reference design. Current licensee brands consist of Element, Hisense, Hitachi, Insignia, RCA, Philips, Sharp and TCL, with a ninth brand, Magnavox, joining in spring 2018. Roku TVs are available in sizes ranging from 24” to 75” at leading retailers in the United States and Canada. In 2017 we had over 150 models available to consumers in North America, up from 100 in 2016, featuring a wide range of prices as well as picture and display capabilities. Consumers are able to choose from very affordable HD and 4K UHD models to TVs with picture quality boosted by 4K, Dolby Vision HDR and local dimming. Approximately one in five smart TVs sold in the United States in 2017 were Roku TVs.

Streaming Players

We offer a line of streaming players for sale under the Roku brand in the United States, Canada, the United Kingdom, France, the Republic of Ireland and several Latin American countries, that allow users to access our TV streaming platform. All players run on the Roku OS, and stream content via built-in Ethernet or Wi-Fi capability, depending on the model. Our current product line for the U.S. market includes several models at a range of manufacturers’ suggested retail prices to meet the needs of different users starting at $29.99.

Our Strategy

We are capitalizing on the large economic opportunity for a leading TV streaming platform for users, content publishers and advertisers. Our key growth strategies include:

•

Grow active accounts. We intend to increase user adoption of the Roku platform by continuing to improve our user experience, to increase the depth and breadth of our content offering, and to enhance our TV streaming platform. We plan to continue to attract more users with a highly compelling TV streaming value proposition that allows users to access the largest collection of channels, pay only for the channels that they want, utilize the best search and discovery tools, and navigate a simple and easy to use user interface. We also plan to increase active accounts by continuing to expand our retail presence and grow our Roku OS licensing program for TV brands and service operators. Further, we believe international expansion represents a large opportunity to grow our active accounts. We plan to continue to invest in our international strategy over time and become a global business in the long term.

•

Grow hours streamed. We intend to increase user engagement and hours streamed by offering more content that is easier to find and discover on our platform. By increasing the available content on our platform and making it easily accessible, we have diversified the type of content streamed. When we launched the first Netflix player in 2008, Netflix accounted for 100% of our streaming hours, but now with thousands of channels available in the U.S and internationally, our reliance on any particular channel partner has continued to decline.

•

Grow ARPU. We expect to continue to grow ARPU by growing hours streamed and our monetization capabilities. Advertising-based content is our fastest growing segment, and we are increasing the monetization of these hours by expanding our advertising capabilities both on and off the Roku platform. We intend to continue to leverage our data and analytics to deliver relevant advertising and improve the ability of our advertisers to optimize their campaigns and measure their results. We also plan to continue to expand our direct sales teams to increase the number of advertisers who use our services.

Technology

We believe that the core technology supporting the Roku OS is a critical competitive advantage and therefore we continue to make substantial investments in our research and development efforts to enhance our platform for users, content publishers and advertisers. We have invested in delivering broad search and discovery capabilities for our users in order to organize and manage the vast amounts of content and pricing information on our platform. Our cloud-based search and discovery features for users are powered by state-of-the-art servers and databases that are purpose-built and support large scale audiences. We have also introduced user experience technology such as private listening and voice search for certain streaming devices.

For content publishers, we offer our open Channel Developer Program to create streaming channels. The Channel Developer Program is based on our Software Development Kit, or SDK, and proprietary implementation of the Brightscript scripting language, which is optimized to provide robust performance and a consistent user experience on any device with the Roku platform. Channel Developers may also take advantage of our feed-based Roku Direct Publisher program, which does not require content publishers to write a single line of code to publish a channel on our platform.

For advertisers, the Roku Ad Framework, or RAF, technology is integrated into the Roku OS. RAF provides a variety of critical and advanced advertising capabilities, including IAB VAST ad processing, interactive rich media features, demographic measurement, device IDs, user privacy controls and compatibility with all major video ad servers, SSPs and DSPs.

Our proprietary systems leverage our feature extraction, information retrieval and matching systems to provide the most relevant ads. The Roku OS also includes our core data platform that manages and analyzes billions of technical and user events and terabytes of uncompressed data that is processed through our platform each day. We use leading big data analytic technologies to identify rich insights to improve user, content publisher and advertiser value from Roku.

In early 2018, we also announced plans to work with manufacturers of smart speakers and sound bars in a whole home entertainment licensing program. The new whole home entertainment licensing program will enable OEM brands to build sound bars and smart speakers, surround sound and multi-room audio systems that use Roku software to work together as a home entertainment network. Devices in this whole home entertainment network will be able to connect wirelessly and be controlled by voice commands and a single remote. In addition, OEM brands will be able to license smart sound bar and smart speaker hardware reference designs along with the Roku OS.

Sales and Marketing

We drive growth in our TV streaming platform by building relationships with content publishers, advertisers, TV brands and service operators. We have dedicated business development teams that develop and maintain relationships, to promote and build awareness of the features and advantages of Roku. Our data science team supports our sales and marketing efforts by analyzing data on our platform to increase effectiveness for our content publishers and advertisers as well as for our consumer marketing campaigns. We enter into distribution agreements with our content publishers and license their content through our dedicated content relationship management team. We sell advertising with two direct sales teams, one focused on content publishers, the other focused on traditional advertisers. Our relationship with content publishers is typically client-direct. We secure direct access to publishers’ video ad inventory as part of our distribution agreements and serve as an additional channel for content publishers to monetize their audience. These sales efforts are differentiated and complementary to that of our publishers. Whereas our publishers typically sell on a cross-platform basis and feature their brand and content in their sale, we focus on delivering a large OTT audience across many channels at once. We work with the major ad agencies and holding companies including Dentsu, Havas, Horizon, IPG, Publicis and WPP. We also offer smaller content publishers a self-serve platform to buy promotions, and are increasingly incorporating programmatic capabilities into our advertising sales. We work with TV brands to assist in all phases of the development of Roku TVs, including development, planning, manufacturing and marketing, and similarly work with service operators on the planning and development of their Roku Powered players.

We grow our users by providing consumers with low cost, widely available players and TVs and we promote them using a wide range of marketing techniques. In the fall of 2017, we refreshed our entire product line of five different streaming players, with prices ranging from our most popular Roku Express at $29.99 to our most powerful Roku Ultra at $99.99.  Our players and TVs are available at over 16,000 retail locations in the United States, Canada, the United Kingdom, France, the Republic of Ireland and several Latin American countries. The majority of Roku players and TVs are sold in the United States through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon.com. We also sell players in the United States directly through our website. In addition, in some cases, we sell our streaming players to service operators or channel partners who bundle such players with services that they sell to their customers. We also sell products internationally through distributors and to retailers such as Currys in the United Kingdom and Amazon in France. In 2017 and 2016, Amazon.com, Best Buy and Walmart each accounted for more than 10% of our player revenue. These three retailers collectively accounted for 61% of our player revenue for the years ended December 31, 2017 and 2016. These retailers also sell products offered by our competitors. We support retailers with an experienced sales management team, and work closely with these retailers to assist with in-store marketing and product mix forecasting, leading us to be a category captain in many major retail locations.

Research and Development

Our research and development model relies upon a combination of in-house staff and offshore design and manufacturing partners to cost-effectively improve and enhance our platform, and to develop new players, TVs, partner licenses, features and functionality. We work closely with content publishers, advertisers, TV brands and service operators to understand their current and future needs. We have designed a product development process that captures and integrates their feedback. In addition, we solicit user feedback in the development of new features and enhancements to the Roku platform.

We intend to continue to significantly invest in research and development to bring new devices to market and expand our platform and capabilities.

Manufacturing

We outsource the manufacturing of our players to contract manufacturer, using our design specifications. All of our players are manufactured by Foxconn at its facilities in the People’s Republic of China. Our contract with Foxconn does not obligate them to supply players to us in any specific quantity or at any specific price. Our manufacturing partners procure components and assemble our players to demand forecasts we establish based upon historical trends and analysis from our sales and product management functions. Foxconn currently ships players to our third-party warehouses in California and England where they ship players directly to retailers, wholesale distributors and to end users.

Government Regulation

Our devices and platform are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. These laws and regulations include general business regulations and laws, as well as regulations and laws specific to providers of Internet-delivered streaming services and devices. New laws and regulations in these areas may have an adverse effect on our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. If we fail to comply with these laws we may be subject to significant liabilities and other penalties.

In particular, our business is subject to foreign and domestic laws and regulations applicable to companies conducting business using the Internet. Both domestic and international jurisdictions vary widely as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection, payment processing or sales and other taxes and intellectual property apply to the Internet and e-commerce, and these laws are continually evolving. Moreover, the laws governing these areas, as well as those governing electronic contracts and Internet content and access restrictions, among other areas, are rapidly evolving. The laws in these areas are unsettled and future developments are unpredictable. Laws that lead to more stringent regulation of companies engaging in businesses using the Internet may have a negative impact on our business.

We are also subject to both general and e-commerce specific privacy laws and regulations that may require us to provide users with our policies on sharing information with third parties and advance notice of any changes to these policies. Related laws may govern the manner in which we store or transfer sensitive information or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections, including the EU’s newly enacted General Data Protection Regulations. Such consumer privacy laws are constantly changing and may become more diverse and restrictive over time, challenging our ability to fully comply with these laws in all jurisdictions. Privacy laws also may limit the ability of advertisers to fully utilize our platform, which could have a negative impact on our business.

Tax regulations in domestic and international jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, to additional taxes or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies, and any such developments could harm our business.

In addition, the Internet is a vital component of our business and also is subject to a variety of laws and regulations in jurisdictions throughout the world. We expect to rely on the historical openness and accessibility of the Internet to conduct our business, and government regulations that impede or fail to preserve the open Internet could harm our business. To the extent regulatory agencies adopt rules that allow network operators to restrict the flow of content over the Internet, such operators may seek to extract fees from us or our content publishers to deliver our traffic or may otherwise engage in blocking, throttling or other discriminatory practices with respect to our traffic, which could adversely impact our business.

Our content publishers also are subject to a wide range of government regulations that may vary by jurisdiction. Because our business depends on the availability of third-party content delivered over the Internet, increased regulation of our content publishers or changes in laws or regulations governing Internet retransmission of third-party content could increase our expenses and adversely affect our business and the attractiveness of our platform.

Intellectual Property

Our success depends in part upon our ability to protect our intellectual property. We rely on a combination of trade secrets, copyrights, trademarks, patents and domain names to protect our intellectual property. Our trademarks, including “Roku” and the Roku logo and design, are an important part of our branding and the value of our business. As of December 31, 2017, we owned 52 issued U.S. patents (of which 15 are design patents) and 10 issued European Community design patents.

The claims for which we have sought patent protection apply to both our devices and software. Our patent and patent applications generally apply to the features and functions of our Roku OS and the applications associated with our platform.

We also incorporate generally available third-party software, including open source software, in our Roku OS and our platform, pursuant to licenses with such third parties. The termination of these software licenses would require redesign of parts of the Roku OS and our platform, which could delay or impair our ability to offer our devices and platform.

We enter into confidentiality agreements with employees, consultants and business partners, and generally control access and use of our proprietary and other confidential information through the use of internal and external controls. These steps may not be adequate, however, and may not be effective to protect our intellectual property in the United States or other international markets in which we do business. Third parties may infringe or misappropriate our intellectual property rights or may challenge our issued patents. If we fail to adequately protect our intellectual property rights, our competitors could offer similar products and services which would harm our business.

Employees

As of December 31, 2017, we had 817 full-time employees, of which 459 were in research and development, 212 were in sales and marketing, and 146 were in general and administrative and operations. None of our employees are represented by a labor union with respect to his or her employment. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Information about Segment and Geographic Areas

The segment and geographic information required herein is contained in Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Corporate Information

We originally formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc. a Delaware corporation. We completed our initial public offering, (the “IPO”) in October 2017 and our Class A common stock is listed on The NASDAQ Global Select Market under the symbol of “ROKU”. Our principal executive offices are located at 150 Winchester Circle, Los Gatos, California 95032, and our telephone number is (408) 556-9040. Our website address is www.roku.com. Information contained on or accessible through our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only. Roku, the Roku logo and other trade names, trademarks or service marks of Roku appearing in this report are the property of Roku. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

Available Information

We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”).

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We began operations in 2002 and for all of our history we have experienced net losses and negative cash flows from operations. As of December 31, 2017, we had an accumulated deficit of $283.3 million and for the year ended December 31, 2017, we experienced a net loss of $63.5 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

TV streaming is highly competitive and many companies, including large technology companies, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract users and our business will be harmed.

TV streaming is increasingly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our TV streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and continue to increase the type and number of content offerings. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We must also effectively support the most popular sources of streaming content, such as Netflix, Amazon.com, Inc., Hulu and YouTube respond rapidly to actual and anticipated market trends in the U.S. TV streaming industry.

Companies such as Amazon.com, Apple Inc. and Google Inc. offer TV streaming products that compete with our streaming players and Roku TV. In addition, Google licenses its operating system software for integration into smart TVs and service provider set top boxes. These companies have the financial resources to subsidize the cost of their streaming devices in order to promote their other products and services making it harder for us to acquire new users and increase hours streamed. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience on competitive products. These companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as Internet advertising or website product placement, and have greater resources than us to devote to such efforts.

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

We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit or the failure of our players, Roku TV and our platform to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming provider we need to continuously invest in product development, marketing, service and support and device distribution infrastructure. In addition, evolving TV standards such as 4K, HDR and unknown future developments may require further investments in the development of our players, Roku TV and our platform. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion and sales of their products or the distribution of their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.

We also compete for video viewing hours with mobile platforms (phones and tablets), and users may prefer to view streaming content on such devices. Increased use of mobile platforms for video streaming could adversely impact the growth of our streaming hours, harm our competitive position and otherwise harm our business.

We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.

In addition to generating player revenue, our business model depends on our ability to generate platform revenue from content publishers and advertisers. We generate platform revenue from advertising campaigns and on a transactional basis from new subscription purchases and content transactions that occur on our platform. As such, we are seeking to expand our user base and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. The total number of hours streamed, however, does not correlate with platform revenue on a period-by-period basis, because we do not monetize every hour streamed on our platform. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity.

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

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed, even though the revenues received, directly or indirectly, from streaming on certain of these channels has not been significant to our overall revenue.

Historically, a small number of content publishers have accounted for a significant portion of the content streamed across our platform and the terms and conditions of our relationships with content publishers vary. For the year ended December 31, 2017, content streamed from our top five streaming channels accounted for a significant portion of the total hours of content streamed across our platform, with Netflix alone accounting for approximately one-third of all hours streamed in each period. However, although Netflix is the largest provider of content across our platform, revenue generated from Netflix was not material to our overall revenue during the year ended December 31, 2017, and we do not expect revenue from Netflix to be material to our operating results for the foreseeable future. In addition, our agreements with content publishers generally have a term of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publisher’s security requirements. Further, we do not receive material revenue from YouTube, the most viewed ad-supported channel by hours streamed on our platform for year ended December 31, 2017. If we fail to maintain our relationships with the content publishers that account for a significant amount of the content streamed by our users or if these content publishers face problems in delivering their content across our platform, we may lose users and our business may be harmed.

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

If we are unable to maintain an adequate supply of quality video ad inventory on our platform, our business may be harmed.

We may fail to attract content publishers that generate sufficient quantity or quality of ad-supported content hours on our platform and continue to grow supply of quality video ad inventory. Our business model depends on our ability to grow video ad inventory on our platform and sell it to advertisers. We grow ad inventory by adding and retaining content publishers on our platform with ad-supported channels that we can monetize. In addition, we do not have access to all video ad inventory on our platform, and we may not secure access in the future. The amount, quality and cost of inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, our business may be harmed.

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

Our Roku OS is designed for performance using relatively low cost hardware, which enables us to drive user growth with our players and Roku TVs offered at a low cost to consumers. However, our hardware must be interoperable with all channels and other offerings, technologies and systems from our content publishers, including virtual multi-channel video programming distributors such as Sling TV. We have no control over these offerings, technologies and systems beyond our channel certification requirements, and if our players do not provide our users with a high quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with our players, we may be unable to increase user growth and content hours streamed, we may be required to increase our hardware costs and our business will be harmed. We plan to continue to introduce new products regularly and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content publishers have the right to test and certify our new products before we can publish their channels on new products. These certification processes can be time consuming and introduce third party dependencies into our product release cycles. If content publishers do not certify new products on a timely basis, or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted. To continue to grow our active accounts and user engagement, we will need to prioritize development of our products to work better with new offerings, technologies and systems. If we are unable to maintain consistent operability of Roku devices that is on parity with or better than other platforms, our business could be harmed. In addition, any future changes to offerings, technologies and systems from our content publishers such as virtual service operators may impact the accessibility, speed, functionality, and other performance aspects of our products, which issues are likely to occur in the future from time to time. We may not successfully develop products that operate effectively with these offerings, technologies or systems. If it becomes more difficult for our users to access and use these offerings, technologies or systems, our business could be harmed.

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

In September 2017, we launched “The Roku Channel,” an ad-supported streaming channel on the Roku platform that gives our users free access to a collection of films and other content, and this channel has become a top 20 channel on our platform by hours streamed. We will not receive subscriptions or other fees from users that access content on The Roku Channel. We have incurred, and will continue to incur, costs and expenses in connection with the launch and operation of The Roku Channel, which we plan to monetize through advertising. If our users do not continue to stream the content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through advertising. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the content we make available, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient advertising revenues to be cost effective for us to operate.

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

We license our Roku OS to certain TV brands to manufacture co-branded smart TVs, or Roku TVs. The primary economic benefits that we derive from these license arrangements have been and will likely continue to be indirect, primarily from growing our active accounts and increasing hours streamed. We have not received, nor do we expect to receive significant license revenue from these arrangements in the near term, but we expect to incur expenses in connection with these commercial agreements. If these arrangements do not result in increased users, hours streamed or we are unable to increase the revenue under these arrangements, our business may be harmed. The loss of a relationship with a TV brand or service operator could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels or increase our marketing costs. We have also recently announced a whole home entertainment licensing program to license the Roku OS to manufacturers of smart speakers and sound bars.  If we are not successful in maintaining existing and creating new relationships with any of these third parties, or if we encounter technological, content licensing or other impediments to our development of these relationships, our ability to grow our business could be adversely impacted.

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

We believe a critical component to our success and our ability to retain our best people is our culture. As we continue to grow and develop a public company infrastructure, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, many of our employees, may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Moreover, the equity ownership of many of our employees could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business.

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

Seasonal consumer shopping patterns significantly affect our business. Specifically, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year due to higher consumer purchases and increased advertising during holiday periods. Fourth quarter revenue comprised 37% of total net revenue for the years ended December 31, 2017 and 2016, respectively, and fourth quarter gross profit comprised 37% of our total gross profit for the years ended December 31, 2017 and 2016, respectively. Furthermore, a significant percentage of our player sales through retailers in the fourth quarter are pursuant to committed sales agreements with retailers for which we recognize significant discounts in the average selling prices in the third quarter in an effort to grow our active accounts, which will reduce our player gross margin.

Given the seasonal nature of our player sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue and any shortfall in expected fourth quarter revenue, due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors or disruptions in our supply or distribution chain, or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our licensees’ ability to timely deliver players and co-branded Roku TVs to retailers during the holiday season. A substantial portion of our expenses are personnel related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.

We and our TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TVs, and if we or our partners fail to maintain and expand effective retail sales channels we could experience lower player or Roku TV sales.

To continue to acquire new active accounts, we must maintain and expand our retail sales channels. The majority of our players and Roku TVs are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon.com. To a lesser extent, we sell players directly through our website and internationally through distributors. In 2016 and 2017, Amazon.com, Best Buy and Walmart each accounted for more than 10% of our player revenue and are expected to each account for more than 10% of our player revenue in fiscal 2018. These three retailers collectively accounted for 61% of our player revenue for the year ended December 31, 2017 and 2016. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or Roku TVs, or choose not to prominently display those devices in their stores or on their websites, the volume of Roku devices sold could decrease, which would harm our business. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Apple or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon.com, sells its own competitive TV streaming products and is able to market and promote these products more prominently on its website, and could refuse to offer our devices. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, would require us to increase our marketing expenditures simply to maintain our product visibility, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

Our streaming platform allows our customers to choose from thousands of channels, representing a variety of content from a wide range of content publishers. Our customers can choose and control which channels they download and watch, and they can use parental control settings to prevent channels from being downloaded to our devices. While we have policies that prohibit the publication of content that is unlawful, incites illegal activities or violates third-party rights, among other things, we may distribute channels that include controversial content.  Controversies related to the content included on certain of the channels that we distribute could result in negative publicity, cause harm to our reputation and brand or subject us to claims, and may harm our business.

We must successfully manage device introductions and transitions in order to remain competitive.

We must continually develop new and improved devices that meet changing consumer demands. Moreover, the introduction of a new device is a complex task, involving significant expenditures in research and development, promotion and sales channel development. For example, in 2017 we participated in the introduction of dozens of new models of Roku TVs with TCL that incorporate new technologies and larger screen sizes and we updated our entire streaming player product line for higher performance and new features. Whether users will broadly adopt new devices is not certain. Our future success will depend on our ability to develop new and competitively priced devices and add new desirable content and features to our platform. Moreover, we must introduce new players in a timely and cost-effective manner, and we must secure production orders for those players from our contract manufacturer and component suppliers. The development of new devices is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new devices depends on a number of factors, including the following:

•	the accuracy of our forecasts for market requirements beyond near term visibility;
•	our ability to anticipate and react to new technologies and evolving consumer trends;
•	our development, licensing or acquisition of new technologies;
•	our timely completion of new designs and development;
•	the ability of our contract manufacturer to cost-effectively manufacture our new players;
•	the availability of materials and key components used in manufacturing; and
•	our ability to attract and retain world-class research and development personnel.

If any of these or other factors becomes problematic, we may not be able to develop and introduce new devices in a timely or cost-effective manner, and our business may be harmed.

We do not have manufacturing capabilities and primarily depend upon a single contract manufacturer, and our operations could be disrupted if we encounter problems with the contract manufacturer.

We do not have any internal manufacturing capabilities and primarily rely upon one contract manufacturer, Hon Hai Precision Industry Co. Ltd., or Foxconn, to build our players. Our contract manufacturer is vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce a new player or feature, is limited. In addition, we have limited control over Foxconn’s quality systems and controls, and therefore must rely on Foxconn to manufacture our players to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our players and ultimately our brand. Furthermore, any adverse change in our contract manufacturer’s financial or business condition could disrupt our ability to supply players to our retailers and distributors.

Our contract with Foxconn does not obligate them to supply our players in any specific quantity or at any specific price. In the event Foxconn is unable to fulfill our production requirements in a timely manner or decide to terminate their relationship with us, our order fulfillment may be delayed and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at Foxconn would require us to reduce our supply of players to our retailers and distributors, which in turn would reduce our revenue. In addition, the Foxconn facilities are located in the People’s Republic of China and may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions. Furthermore, any manufacturing issues affecting the quality of our products, including Roku TVs or players, could harm our business.

If Foxconn fails for any reason to continue manufacturing our players in required volumes and at high quality levels, or at all, we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed, or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at Foxconn would require us to reduce our supply of players to our retailers and distributors, which in turn would reduce our revenue and user growth.

If we fail to accurately forecast our manufacturing requirements and manage our inventory with our contract manufacturer, we could incur additional costs, experience manufacturing delays and lose revenue.

We bear supply risk under our contract manufacturing arrangement with Foxconn. Lead times for the materials and components that Foxconn orders on our behalf through different component suppliers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our players are currently lengthy, requiring our contract manufacturer to order materials and components several months in advance. If we overestimate our production requirements, our contract manufacturer may purchase excess components and build excess inventory. If our contract manufacturer, at our request, purchase excess components that are unique to our players or build excess players, we could be required to pay for these excess components or players. In the past, we have agreed to reimburse our contract manufacturer for purchased components that were not used as a result of our decision to discontinue players or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business.

Conversely, if we underestimate our player requirements, our contract manufacturer may have inadequate component inventory, which could interrupt the manufacturing of our players and result in delays or cancellation of orders from retailers and distributors. In addition, from time to time we have experienced unanticipated increases in demand that resulted in the need to ship players via air freight, which is more expensive than ocean freight, and adversely affected our player gross margin during such periods of high demand, for example, during end-of-year holidays. If we fail to accurately forecast our manufacturing requirements, our business may be harmed.

Our players incorporate key components from sole source suppliers and if our contract manufacturer is unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, we will not be able to deliver our players to our retailers and distributors.

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, WiFi silicon products and WiFi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole source suppliers could be constrained by fabrication capacity issues or material supply issues, stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. Neither we nor our contract manufacturer has long-term supply agreements with these suppliers. Instead, our contract manufacturer typically purchases the components required to manufacture our players on a purchase order basis. As a result, most of these suppliers can stop selling to us at any time, requiring us to find another source, or can raise their prices, which could impact our gross margins. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available. Switching from a sole source supplier would require that we redesign our players to accommodate new components, and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission, or FCC, which would be costly and time-consuming.

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

We have experienced significant growth in research and development, sales and marketing, support services and operations in recent years and expect to continue to expand these activities. For example, our research and development expenses increased to $107.9 million for the year ended December 31, 2017 from $76.2 million for the year ended December 31, 2016. Our historical growth has placed, and expected future growth will continue to place, significant demands on our management, as well as our financial and operational resources, to:

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

We currently generate almost all of our revenue in the United States and have limited experience marketing, selling and supporting our players and monetizing our platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. We currently sell our players in Canada, the United Kingdom, the Republic of Ireland and France and several Latin American countries.  While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities to build relationships with users, advertisers and retail distributors, TV brands and service operators, we may not be able to create or maintain international market demand for our players and TV streaming platform. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. We may also be subject to new statutory restrictions and risks. For example, there may be no foreign equivalents to the Digital Millennium Copyright Act to shield us from liability in connection with infringing materials that content publishers may make available on our platform. In addition, we may be required in international jurisdictions to offer longer warranty periods than we currently offer in the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;
•	greater difficulty supporting and localizing our players and platform;
•	our ability to deliver or provide access to popular streaming channels to users in certain international markets;
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

If we experience higher player returns than we expect and are unable to resell such returned players as refurbished players our business could be harmed.

We offer customers who purchase players through our website 30 days to return such players. We also generally honor the return policies of our retail and distribution partners, who typically allow customers to return players, even with open packaging within certain time periods that may exceed 30 days. We generally resell any returned players as refurbished players. In the event we decide to permanently reduce the retail prices of our players, we provide price protection to certain distribution partners for the players they hold in inventory at the time of the price drop. To the extent we experience a greater number of returns than we expect, are unable to resell returned players as refurbished players or are required to provide price protection in amounts greater than we expect, our business could be harmed.

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

If any aspect of our computer systems or those of third parties we utilize in our operations fails, it may lead to downtime or slow processing time, either of which may harm the experience of users. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. We expect to continue to make significant investments in our technology infrastructure to maintain and improve the user experience and platform performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasingly complex services and functions, increasing numbers of users, and actual and anticipated changes in technology, our business may be harmed.

Our servers may be vulnerable to computer viruses, cyberattacks, break-ins or other security issues, which could lead to the loss, misuse or alteration of personal data or confidential information, and cause harm to our reputation and business and subject us to liability.

Our servers and those of the third parties we use in our operations may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in platform availability and operations, as well as the loss, misuse or theft of personal and identifying information of our users. We also rely on third-party contractors to collect, process, transmit and store personal information of our users, including our users’ credit card data. While we have implemented administrative, physical and electronic security measures to protect against reasonably foreseeable loss, misuse and alteration of personal data and confidential information (e.g., protected content or intellectual property), viruses, social engineering attacks, general hacking and cyberattacks on companies have increased in frequency and potential impact in recent years. We have faced these issues in the past, and will occur on our systems in the future and if any of these cyberattacks against us are successful, these may harm our reputation and business and subject us to potential liability despite reasonable precautions.

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

Under our agreements with many of our content publishers, licensees, contract manufacturer and suppliers, we are required to provide indemnification in the event our technology is alleged to infringe upon the intellectual property rights of third parties.

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

We collect information about the interaction of users with our devices, our advertisements, and our partners’ streaming channels. To deliver relevant advertisements effectively, we must successfully leverage this data as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including consumers choosing to opt out from our collection of this data or the ability of our advertisers to use such data to provide more relevant advertisements, restrictions imposed by advertisers, content publishers and service providers, changes in technology, and new developments in laws, regulations and industry standards. For example, our privacy policy outlines the type of data we collect and discloses to users how to disable or restrict such data collection and the use of such data in providing more relevant advertisements. Any restrictions on our ability to collect data could harm our ability to grow our revenue, particularly our advertising revenue which depends on engaging the relevant recipients of advertising campaigns.

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our users. The regulatory environment for the collection and use of consumer data by device manufacturers, online service providers, content distributors, advertisers and publishers is very unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission, have increasingly scrutinized privacy issues with respect to devices that link personal identities or user and device data, with data collected through the Internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering regulations that could significantly restrict industry participants’ ability to collect, use and share personal information and pseudonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. Some countries are considering or have enacted laws requiring that user data regarding users in their country be maintained in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. In addition, the General Data Protection Regulation, which has been finalized and will be implemented by the member states of the European Union in May 2018, includes operational and compliance requirements that are different than those currently in place and that also includes significant penalties for non-compliance.  Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use and security practices, including self-regulation and industry standards, changes in existing laws, enactment of new laws, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.

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

On February 26, 2015, the FCC adopted open Internet rules intended to protect the ability of consumers and content producers to send and receive non-harmful, lawful information on the Internet. The FCC’s Open Internet Order prohibited broadband Internet access service providers from: (i) blocking access to legal content, applications, services or non-harmful devices; (ii) throttling, impairing or degrading performance based on content, applications, services or non-harmful devices; and (iii) charging more for favorable delivery of content or favoring self-provisioned content over third-party content. The Open Internet Order also prohibited broadband Internet access service providers from unreasonably interfering with consumers’ ability to select, access and use the lawful content, applications, services or devices of their choosing as well as edge providers’ ability to make lawful content, applications, services or devices available to consumers.  On June 14, 2016, the U.S. Court of Appeals for the District of Columbia Circuit upheld the Open Internet Order against a challenge by twelve parties.  Several parties, including AT&T Inc., the American Cable Association, CenturyLink, CTIA, the National Cable & Telecommunications Association and the United States Telecom Association, petitioned the United States Supreme Court for certiorari on September 28, 2017.  The Supreme Court has not resolved these petitions as of this date.

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

On January 4, 2018, the FCC released an order (“Restoring Internet Freedom Order”) that repeals most of the rules adopted in the Open Internet Order. The Restoring Internet Freedom Order reclassifies broadband Internet access service as a non-common carrier “information service” and repeals rules that had prohibited broadband Internet access service providers from: (i) blocking access to legal content, applications, services or non-harmful devices; (ii) throttling, impairing or degrading performance based on content, applications, services or non-harmful devices; and (iii) charging more for favorable delivery of content or favoring self-provisioned content over third-party content. The Restoring Internet Freedom Order continues to require Internet service providers to be transparent about their policies and network management practices, and subjects discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. The Restoring Internet Freedom Order has not gone into effect as of this date, and it is expected to be subject to additional judicial and executive branch review.  To the extent the courts or the agencies do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

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

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet and online services, which may include laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, intellectual property, competition, electronic contracts, Internet access, net neutrality, advertising, calling and texting, content restrictions, and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, video, telecommunications, and consumer protection related to the Internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their users and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, actions taken or not taken by providers in response to user activity or the content provided by users. Moreover, as Internet commerce and advertising continues to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely.

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

Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, and similar activities continue to proliferate, often with little harmonization between jurisdictions and little guidance. A number of existing bills are pending in U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use and share user information. The European Union has already enacted laws requiring advertisers or companies like ours to, for example, obtain informed consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. If the third parties that we work with, such as contract payment processing services, content publishers, vendors or developers violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

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

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, security, transfer and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, some state and national governments have passed laws requiring notification of users when there has been a security breach involving personal data. Compliance with these laws and regulations can be costly and could delay or impede the development of new products.

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

In light of these developments, we are reviewing our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate effect of evolving data protection regulation and implementation over time.

While we have implemented administrative, physical and electronic security measures to protect against reasonably foreseeable loss, misuse and alteration of personal data and confidential information (e.g., protected content or intellectual property), cyberattacks on companies have increased in frequency and potential impact in recent years and, if successful against us, may harm our reputation and business and subject us to potential liability despite reasonable precautions.

Our actual or alleged failure to comply with applicable laws and regulations or to protect personal data could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and may harm our business.

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

Our devices and those of our licensees are highly technical and have contained and may in the future contain undetected software bugs or hardware errors. These bugs and errors can manifest themselves in any number of ways in our devices or our platform, including through diminished performance, security vulnerabilities, data quality in logs or interpretation of data, malfunctions or even permanently disabled devices. Some errors in our devices may only be discovered after a device has been shipped and used by users, and may in some cases only be detected under certain circumstances or after extended use. We update our software on a regular basis and, despite our quality assurance processes, we could introduce bugs in the process of updating our software. The introduction of a serious software bug, could result in devices becoming permanently disabled. We offer a limited one year warranty in the United States and any such defects discovered in our players after commercial release could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and users and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty. In addition, our player contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of Roku and our devices. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

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

We incorporate open source software in our TV streaming platform. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Although we monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on the sale of our devices. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our devices, to re-engineer our devices or to discontinue the sale of our devices in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business.

The quality of our customer support is important to our users and licensees, and if we fail to provide adequate levels of customer support we could lose users and licensees, which would harm our business.

Our users and licensees depend on our customer support organization to resolve any issues relating to devices. A high level of support is critical for the successful marketing and sale of devices. We currently outsource our customer support operation to a third-party customer support organization. If we do not effectively train, update and manage our third-party customer support organization to assist our users, and if that support organization does not succeed in helping them quickly resolve issues or provide effective ongoing support, it could adversely affect our ability to sell our devices to users and harm our reputation with potential new users and our licensees.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2018. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock could be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

We have a credit facility that provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.

We entered into an amended and restated loan and security agreement with Silicon Valley Bank in November 2014, which was amended in May 2015 and June 2017, providing for a $30.0 million revolving line of credit. Our loan agreement with Silicon Valley Bank contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to this agreement, we granted Silicon Valley Bank a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Silicon Valley Bank Loan and Security Agreement.”

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

New legislation that would change U.S. or foreign taxation of international business activities or other tax-reform policies could seriously harm our business.

Reforming the taxation of international businesses has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we maintain outside the United States. Additionally, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business.

For example, the Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017 and significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities and valuation allowance will be revalued at the newly enacted U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could be adverse and our business could be seriously harmed.

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

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our IPO, including our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our President and Chief Executive Officer, Anthony Wood, holds and controls the vote of a significant number of shares of our outstanding common stock, and therefore will have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Roku or our assets, for the foreseeable future. If Mr. Wood’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

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

Our stock price may be volatile, and the value of our Class A common stock may decline.

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

Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, elections, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock.  As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

A limited number of equity research analysts provide research coverage of our Class A common stock, and we cannot assure you that such equity research analysts will adequately provide research coverage of our Class A common stock. A lack of adequate research coverage may adversely affect the liquidity and market price of our Class A common stock. To the extent we obtain equity research analyst coverage, we will not have any control of the analysts or the content and opinions included in their reports. The price of our Class A common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.

As a public company listed in the United States, we incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The NASDAQ Global Select Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In December 2017, a plaintiff filed a complaint in the Court of Chancery in Delaware seeking a declaration that these choice of forum provisions are invalid and unenforceable. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters are located in Los Gatos, California, where we lease approximately 156,000 square feet of commercial space under a lease that expires in 2020. We use this space for sales, research and development and administrative purposes. We also hold a lease for approximately 78,000 square feet of commercial office space in Saratoga, California through 2020. We have sublet a portion of this space and we are working to sublet the remainder prior to lease expiration. In addition, we maintain offices in Austin, Texas; Cambridge, United Kingdom; Santa Monica, California; Chicago, Illinois; Shanghai, China; Tilst, Denmark and New York, New York.

We believe that our facilities are suitable to meet our current needs. We intend to expand our existing facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock began trading publicly on The NASDAQ Global Select Market under the ticker symbol “ROKU” on September 28, 2017. Prior to that time, there was no public market for our Class A common stock. The following table sets forth, for the periods indicated, the high and low sale prices of our Class A common stock as reported on The NASDAQ Global Select Market since our IPO.

Year Ended December 31, 2017	High	Low
Third Quarter (from September 29, 2017)	$29.80	$15.75
Fourth Quarter	58.80	18.35

On February 14, 2018, the last reported sales price of our Class A common stock on The NASDAQ Global Select Market was $44.85 per share. Our Class B common stock is not listed or traded on any exchange.

Holders of Record

As of February 14, 2018, there were 4 stockholders of record of our Class A common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions. As of February 14, 2018, there were approximately 225 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities

The following sets forth information regarding all unregistered securities sold from January 1, 2017 through December 31, 2017 (share and per share amounts give effect to a 1-for-6 reverse stock split of our common stock and preferred stock effected on September 15, 2017):

1.

Prior to filing our registration statement on Form S-8 in September 2017, we granted stock options to purchase an aggregate of 3,219,857 shares of Class B common stock at an exercise prices of $8.82 per share to a total of 209 employees, consultants and directors under our 2008 Equity Incentive Plan (the “2008 Plan”);

2.

Prior to filing our registration statement on Form S-8 in September 2017, we issued and sold an aggregate of 267,813 shares of Class B common stock upon the exercise of options under our 2008 Plan at exercise prices ranging from $0.16 to $6.12, per share, for an aggregate exercise price of $868,055;

3.	In July 2017, we issued 357,283 shares of our Class B common stock upon the automatic net exercise of a warrant to purchase 375,000 shares of our Class B common stock; and
4.	In September 2017, we issued 108,332 shares of Class B common stock in connection with an acquisition;

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

(b)	Use of Proceeds

On September 27, 2017, our registration statement on Form S-1 (No. 333-220318) was declared effective by the SEC for our IPO of Class A common stock, pursuant to which, we issued and sold 9.0 million shares of our Class A common stock on October 2, 2017, and on the same day we issued and sold an aggregate of 1.4 million shares of our Class A common stock pursuant to the underwriters’ exercise of their option to purchase additional shares, in each case at a public offering price of $14.00 per share. Morgan Stanley & Co. LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the offering and Allen & Company LLC, RBC Capital Markets, Needham & Company, Oppenheimer & Co. and William Blair acted as co-managers for the offering. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the offering, we received total net proceeds of approximately $131.6 million, after deducting underwriting discounts and commissions of $10.1 million and offering-related expenses of approximately $3.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on September 28, 2017.

Stock Performance Graphs and Cumulative Total Return

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Roku, Inc., under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows the cumulative total stockholder return of an investment of $100 in cash from September 29, 2017 (the date our Class A common stock commenced trading on the NASDAQ) through December 31, 2017, for (i) our Class A common stock, (ii) the NASDAQ Composite Index and (iii) the Peer Group of companies. Because no published index of comparable player and platform companies is currently available, we have used Peer Group of companies for the purposes of this graph in accordance with the requirements of the SEC. The Peer Group is made up of Facebook, Inc., Alphabet, Inc., Logitech International S.A., Netflix, Inc., Snap, Inc., Twitter, Inc., Yelp, Inc. and Zillow Group, Inc. Not all of the companies included in Peer Group participate in all the lines of business in which we are engaged, and some of the companies are engaged in business in which we do not participate. Additionally, the market capitalization of some of the companies included in the Peer Group are different from ours.

Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company name / Index	9/28/2017	9/30/2017	10/31/2017	11/30/2017	12/31/2017
Roku, Inc.	$100.00	$189.57	$145.57	$313.57	$369.86
NASDAQ Composite Index	$100.00	$100.66	$104.30	$106.74	$107.25
Peer Group	$100.00	$101.01	$107.16	$106.21	$107.39

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2017. All outstanding awards relate to our Class A common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities in column (a))
	(a)	(b)	(c)
	(in thousands, except per share amount)
Equity compensation plans approved by security holders (1)	26,792	$4.59	12,202
Equity compensation plans not approved by security holders	—	—	—
Total	26,792	$4.59	12,202

(1)

The number of securities remaining available for future issuance in column (c) includes 12,202 shares of Class A common stock authorized and available for issuance under our 2017 Equity Incentive Plan (“2017 Plan”). The number of shares authorized for issuance under the 2017 Plan are subject to an annual increase. Restricted stock units and warrants have been excluded for purposes of computing weighted average exercise prices in column (b).

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with the Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2017, 2016 and December 26, 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated balance sheet data as of December 26, 2015 is derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue:
Player	$287,407	$293,929	$269,977
Platform	225,356	104,720	49,880
Total net revenue	512,763	398,649	319,857
Cost of revenue:
Player (1)	258,104	249,821	221,416
Platform (1)	54,826	27,783	8,663
Total cost of revenue	312,930	277,604	230,079
Gross profit:
Player	29,303	44,108	48,561
Platform	170,530	76,937	41,217
Total gross profit	199,833	121,045	89,778
Operating expenses:
Research and development (1)	107,945	76,177	50,469
Sales and marketing (1)	64,069	52,888	45,153
General and administrative (1)	47,435	35,341	31,708
Total operating expenses	219,449	164,406	127,330
Loss from operations	(19,616)	(43,361)	(37,552)
Other income (expense), net:
Interest expense	(1,612)	146	(696)
Loss on extinguishment of debt	(2,338)	—	—
Change in fair value of preferred stock warrant liability	(40,333)	888	(1,768)
Other income (expense), net	705	(220)	(448)
Loss before income taxes	(63,194)	(42,547)	(40,464)
Income tax expense	315	211	147
Net loss attributable to common stockholders	$(63,509)	$(42,758)	$(40,611)
Net loss per share attributable to common stockholders— basic and diluted (2)	$(2.24)	$(9.01)	$(10.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	28,308	4,746	4,030

(1)	Stock-based compensation was allocated as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
	(in thousands)
Cost of player revenue	$145	$136	$90
Cost of platform revenue	81	224	54
Research and development	4,714	2,766	1,685
Sales and marketing	2,817	2,292	1,678
General and administrative	3,196	2,788	1,777
Total stock-based compensation	$10,953	$8,206	$5,284

(2)	See Note 12 to the Consolidated Financial Statements in Item 8 for an explanation of the calculations of basic and diluted net loss per common share.

	As of
	December 31, 2017	December 31, 2016	December 26, 2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$177,250	$34,562	$75,748
Total assets	371,897	179,078	176,511
Preferred stock warrant liability	—	9,990	10,878
Long-term debt, including current portion	—	15,000	15,000
Total liabilities	219,618	159,722	123,067
Convertible preferred stock	—	213,180	213,180
Total stockholders’ equity (deficit)	152,279	(193,824)	(159,736)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.”

Prior to 2017, our fiscal year was the 52- or 53-week period that ended on the last Saturday of December. Our fiscal years 2015 and 2016 ended on December 26, 2015 and December 31, 2016, respectively. In 2017, we changed our fiscal year-end to match the calendar year-end. Fiscal year 2015 spanned 52 weeks and fiscal year 2016 spanned 53 weeks.

Overview

We pioneered streaming to the TV. We connect users to the streaming content they love, enable content publishers to build and monetize large audiences, and provide advertisers with unique capabilities to engage consumers. We do this at scale today. As of December 31, 2017, we had 19.3 million active accounts and during the year ended December 31, 2017, our users streamed 14.8 billion hours on the Roku platform. TV streaming’s disruptive content distribution model is shifting billions of dollars of economic value. We are capitalizing on this large economic opportunity as a leading TV streaming platform for users, content publishers and advertisers.

Consumers win with TV streaming—they get a better user experience, more entertainment options and more control over what they spend on content. When users want to enjoy streaming entertainment, they start at the Roku home screen where we put users first by helping them find the content they want to watch. From our home screen, users can easily search, discover and access over 500,000 movies and TV episodes in the United States, as well as live sports, music, news and more. Users can also compare the price of content from various channels available on our platform and choose from ad-supported, subscription, and transactional video on-demand content. The Roku platform delivers a significant expansion in consumer choice. Consumers can personalize their content selection with cable TV replacement offerings and streaming services that suit their budget and needs.

We operate the number one TV streaming platform in the United States as measured by total hours streamed, according to a survey that we commissioned, conducted in the fourth quarter of 2017, by Kantar Millward Brown. Content publishers and advertisers win with Roku because our large and growing user base simplifies their access to the fragmented and complex over the top, or OTT, market and we provide them with direct to consumer engagement and monetization opportunities. We provide our content publishers with access to the most engaged OTT audience, as measured by average hours streamed and the ability to monetize their content with advertising, subscription or transactional business models. Advertisers on our platform can reach our desirable OTT audience with ads that are more relevant, interactive and measurable than advertising delivered on traditional linear TV. Our growth in active accounts and hours streamed attracts more content publishers and advertisers to our TV streaming platform, creating a better user experience, which in turn attracts more users. As our platform improves for users, content publishers and advertisers, we grow average revenue per user, or ARPU, which we define as our platform revenue during the preceding four quarters divided by the average of the number of active accounts at the end of that period and the end of the prior four quarters.

While we currently generate a majority of our revenue from sales of our streaming players, our business model is to grow gross profit by increasing the number of active accounts and growing ARPU, which we believe represents the inherent value of our business model. We grow new accounts through three primary channels: we sell streaming players, we partner with TV brands through our Roku TV licensing program, and we have licensing relationships with service operators. The fastest growing source of new accounts comes from our licensing partner relationships which accounted for 48% of new accounts in 2017, up from 42% in 2016. We believe we have a significant opportunity to grow platform revenue and as we further monetize TV streaming hours we will increase ARPU. ARPU was $13.78 for the year ended December 31, 2017 as compared to $9.28 for the year ended December 31, 2016, an increase of 48%. Our success in growing ARPU will depend on our ability to increase platform revenue from content publishers and advertisers as we grow the number of active accounts.

We generate player revenue from the sale of streaming players. As users engage with our platform, we earn platform revenue from the sale of advertising, content distribution fees, billing services and licensing activities.

Key Performance Metrics

We use the following key performance metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key performance metrics are gross profit, active accounts, hours streamed and average revenue per user.

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

Our gross profit was $199.8 million, $121.0 million and $89.8 million for the years ended December 31, 2017, 2016 and December 26, 2015, respectively.

Active Accounts

We define active accounts as the number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. The number of active accounts does not correspond to the number of unique individuals who actively utilize our platform or the number of devices associated with an account. For example, a single account may be used by more than one individual, such as a family, and one account may use multiple devices. We believe that the number of active accounts is a relevant measure to gauge the size of our user base and the opportunity to increase our platform revenue and gross profit.

We had 19.3 million, 13.4 million and 9.2 million active accounts at the end of December 31, 2017, 2016 and December 26, 2015, respectively.

Hours Streamed

We define hours streamed as the aggregate amount of time users streamed content on our platform in a given period. We report hours streamed on a calendar basis. We believe the usage of our platform is an effective measure of user engagement and that the growth in the number of hours of content streamed across our platform reflects our success in addressing the growing user demand for TV streaming. However, our revenues from content providers are not tied to the hours streamed on their streaming channels, and the number of hours streamed does not correlate to revenue earned from such content providers or ARPU on a period-by-period basis. Additionally, we believe increasing user engagement on our streaming platform increases our gross profit because we earn platform revenue from advertising as well as from revenue shares from subscription and transactional video on-demand.

We streamed 14.8 billion, 9.4 billion and 5.5 billion hours during the years ended December 31, 2017, 2016 and December 26, 2015, respectively.

Average Revenue per User

We define ARPU, as our platform revenue during the preceding four quarters divided by the average of the number of active accounts at the end of that period and the end of the prior four quarters. We measure progress in our platform business using ARPU because it helps us understand the rate at which we are monetizing our active account base.

Our ARPU was $13.78, $9.28 and $6.48 at the end of December 31, 2017, 2016 and December 26, 2015, respectively.

Factors Affecting Our Performance

Rate of TV streaming and advertising shift to OTT

Consumers have significantly shifted their TV viewing behavior, and we believe all TV content will be available through streaming. Therefore, we also believe this presents a large market opportunity for streaming TV advertising. This is a critical component of our business model because our platform and player revenue, as well as our overall expense structure, is dependent on this shift. In addition, the number of hours streamed on our platform is a critical element of our business because hours determine our advertising inventory and sell through.

User acquisition strategy

Consumers become our users through three primary channels: Roku players, Roku TVs, or through licensing relationship with service operators. We monetize our user base through platform revenue. Player revenue and player gross profit may decrease over time as we strategically aim to acquire new customers through low cost player solutions. Even though the gross profit earned from the sale of our players is low, we currently earn a positive gross profit which is similar to a “negative” user acquisition cost.

Ability to grow and retain streaming hours

Growth in platform revenue, gross profit and ARPU will depend on growth in streaming hours. We intend to increase user engagement and hours streamed by offering more content that is easier to find and discover. By increasing the available content on our platform and making it easily accessible, we have diversified the type of content streamed. When we launched the first Netflix player in 2008, Netflix accounted for 100% of our streaming hours, and with the proliferation of different channels on our platform, our reliance on any particular channel partner has continued to decline.

Ability to monetize users and streaming hours

Our business model depends on our ability to monetize user engagement with our platform. Content publishers distribute streaming content through subscription video on demand, or SVOD, advertising video on demand, or AVOD, and transactional video on demand, or TVOD models. Some content publishers utilize a combination of models. The majority of our streaming hours to date have been SVOD hours, in line with the current OTT market, where we can earn revenue from subscription revenue share or from display ads on our home screen or screen saver, but we do not monetize hours streamed. The fastest growing content monetization is AVOD, where we can monetize hours with video ads delivered to users as they stream content. We believe Roku is an important platform for advertising dollars that will be redeployed from traditional TV. Our ability to leverage our data to provide users with relevant ads and measure the effectiveness of these advertisements on our platform is also a key factor to an increased wallet share of advertising budgets spent on our platform. We evaluate the effectiveness of our AVOD offerings using a wide variety of metrics, including exposure (e.g., reach, frequency and video completion rates); demographics (e.g., what types of users we believe were exposed, including age, gender and income); top-funnel brand impact (e.g., aided/unaided recall, brand perception and purchase intent); and bottom-funnel brand impact (e.g., website visitation, store visitation and actual purchase). We conduct this evaluation through a combination of internal data and data collected through partnerships with outside research firms, all leveraging our knowledge of individual users and the fact that we serve ads on a 1:1 basis. When promoting content, such as through audience development, our typical metrics are ad impressions and clicks, channel downloads, visits, subscription trials, time spent in the channel and retention. While we have experienced, and expect to continue to experience, growth in our advertising revenue as we have expanded our user base and streaming hours, our efforts to monetize our platform through AVOD content are still developing and our revenue from AVOD offerings may not grow as we expect. This means of monetization will require us to continue to attract advertising dollars to our platform as well as deliver AVOD content that appeals to users.

Continued investment in growth

We believe that our future performance will depend on the success of the investments we have made, and will continue to make, to improve the value for users, content publishers and advertisers on our platform. We must regularly update and enrich the Roku platform to meet evolving consumer behavior and deliver a superior user experience. Further, it is important that we remain a frictionless platform for content delivery and invest to provide content publishers with best-in-class publishing tools and actionable audience insights. We must continue to innovate and invest in our advertising capabilities and technology so that we attract and encourage incremental advertising spend on our platform.

Competition

The market for streaming media is continuing to grow and evolve. We face substantial competition from large technology and consumer electronics companies, including Amazon, Apple and Google. These competitors have increased consumer awareness of TV streaming and contributed to the growth of the overall market, but their resources and brand recognition pose significant competitive challenges. Our success in capitalizing on the expanding opportunities in the streaming market will depend on our ability to continue to deliver high quality devices at competitive prices, in the face of this competition.

Seasonality

We generate significantly higher levels of revenue and gross profit in the fourth quarter of the year. While both platform and player revenue experience seasonality, player revenue has historically been more seasonal than platform revenue, driven by the holiday shopping season. Fourth quarter revenue comprised 37% of our total net revenue for the years ended December 31, 2017 and 2016, respectively, and fourth quarter gross profit comprised 37% of our total gross profit for the years ended December 31, 2017 and 2016, respectively.

Components of Results of Operations

Revenue

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

Cost of Revenue

Cost of Player Revenue

Cost of player revenue is comprised of player manufacturing costs payable to our third-party contract manufacturer, technology licenses or royalty fees, inbound and outbound freight, duty and logistics costs, third-party packaging and assembly costs, warranty costs, write-down for excess and obsolete inventory, allocated overhead costs related to facilities and customer support, and salary, benefit and stock-based compensation costs for operations personnel.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions and stock-based compensation expense for our employees engaged in sales and sales support, data science and analytics, business development, product management, marketing, communications, and partner and customer support functions. Sales and marketing expenses also include costs for marketing and public relations, channel merchandising, including point of purchase and in-store displays, trade shows and other events, professional services, and allocated facilities and other overhead. We expect our sales and marketing expenses to increase as we continue to grow our business.

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

Other Income (Expense), Net

Our other income (expense), net consists primarily of changes in the fair value of our convertible preferred stock warrant liability, interest expense on our debt, and foreign currency re-measurement and transaction gains and losses. Prior to our IPO, the underlying shares of our convertible preferred stock warrants were contingently redeemable and we accounted for these warrants as a liability at fair value and re-measured the fair value at each balance sheet date. Any change in the fair value was recognized as other income (expense), net in our consolidated statement of operations, until the earlier of the exercise of the warrants, or the completion of a deemed liquidation event, including an IPO. At the closing of our IPO, the convertible preferred stock warrant liability was reclassified to stockholders’ equity and the re-measurement was no longer required.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
Net Revenue:
Player	56%	74%	84%
Platform	44%	26%	16%
Total net revenue	100%	100%	100%
Cost of Revenue:
Player	50%	63%	69%
Platform	11%	7%	3%
Total cost of revenue	61%	70%	72%
Gross Profit:
Player	6%	11%	15%
Platform	33%	19%	13%
Total gross profit	39%	30%	28%
Operating Expenses:
Research and development	21%	19%	16%
Sales and marketing	13%	13%	14%
General and administrative	9%	9%	10%
Total operating expenses	43%	41%	40%
Loss from Operations	(4)%	(11)%	(12)%
Other Income (Expense), Net:
Interest expense	(0)%	0%	(0)%
Loss on extinguishment of debt	(1)%	(—)%	(—)%
Change in fair value of preferred stock warrant liability	(8)%	0%	(1)%
Other income (expense), net	0%	(0)%	(0)%
Total other income (expense), net	(9)%	0%	(1)%
Loss before income taxes	(13)%	(11)%	(13)%
Income tax expense	0%	0%	0%
Net loss attributable to common stockholders	(13)%	(11)%	(13)%

Comparison of Years Ended December 31, 2017 and 2016

Net Revenue

	Year Ended		Change $	Change %
	December 31,	December 31,
	2017	2016
	(in thousands, except percentages)
Player	$287,407	$293,929	$(6,522)	(2)%
Platform	225,356	104,720	120,636	115%
Total Net Revenue	$512,763	$398,649	$114,114	29%

Player

Player revenue decreased by $6.5 million or 2% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease was a result of a 22% decrease in the average selling prices while the volume of players sold increased by 25%. The increase in the volume of players and the reduction of average selling prices was mainly driven by the sale of our lower priced Roku Express which was introduced in the fall of 2016 and saw a full year of market share. An increase in various sales incentives also contributed to the lower average selling prices in the year ended December 31, 2017.

Platform

Platform revenue increased by $120.6 million or 115% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The majority of the increase was driven by our advertising and content and distribution services including subscription and transaction revenue totaling $119.3 million. This was achieved through expansion of our advertising inventory and increase in number of paid subscriptions. In addition, there was a $1.3 million increase in revenues from licensing arrangements.

Cost of Revenue

	Year Ended		Change $	Change %
	December 31,	December 31,
	2017	2016
	(in thousands, except percentages)
Cost of revenue:
Player	$258,104	$249,821	$8,283	3%
Platform	54,826	27,783	27,043	97%
Total Cost of Revenue	$312,930	$277,604	$35,326	13%
Gross profit:
Player	$29,303	$44,108	$(14,805)	(34)%
Platform	170,530	76,937	93,593	122%
Total Gross Profit	$199,833	$121,045	$78,788	65%

Player

The cost of player revenue increased by $8.3 million or 3% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was mainly due to an increase of 25% in the volume of players sold partially offset by a reduction in direct manufacturing costs and an increase of $7.9 million in mostly air freight costs incurred to expedite inbound supply to minimize the effect of component supply disruptions.

Gross profit for player revenue decreased by $14.8 million or 34% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease is due to lower average selling prices resulting from a combination of the increase in the sales mix of lower priced Roku Express and increases in sales incentives during the year. Gross profit also decreased due to the increase of inbound air freight incurred to expedite inventory supply.

Platform

The cost of platform revenue increased by $27.0 million or 97% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was due to higher inventory acquisition costs, advertisement serving costs and credit card processing fees totaling $18.5 million, increase in allocated overhead of $3.5 million and increase in licensing costs of $0.4 million due to growth in installed base.

Gross profit for platform revenue increased by $93.6 million or 122% for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to significant growth in advertising demand and lower associated costs.

Operating Expenses

	Year Ended		Change $	Change %
	December 31,	December 31,
	2017	2016
	(in thousands, except percentages)
Research and development	$107,945	$76,177	$31,768	42%
Sales and marketing	64,069	52,888	11,181	21%
General and administrative	47,435	35,341	12,094	34%
Total Operating Expenses	$219,449	$164,406	$55,043	33%

Research and development

Research and development expenses increased by $31.8 million or 42% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. We incurred higher personnel costs of $28.0 million as a result of a 42% increase in headcount, higher cost of consulting and outside services of $3.2 million offset by a decrease in facilities expenses of $0.5 million.

Sales and marketing

Sales and marketing expenses increased by $11.2 million or 21% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase is due to higher personnel cost of $11.6 million as a result of a 54% increase in headcount, higher travel and entertainment expenses of $0.9 million offset by decrease in allocated overhead by $2.1 million.

General and administrative

General and administrative expenses increased by $12.1 million or 34% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase is due to higher personnel cost of $5.3 million as a result of a 33% increase in headcount, higher cost of consulting and outside services of $4.0 million and higher travel and entertainment expenses of $2.9 million.

Other Income (Expenses), Net

	Year Ended		Change $
	December 31,	December 31,
	2017	2016
	(in thousands, except percentages)
Interest expense	$(1,612)	$146	$(1,758)
Loss on extinguishment of debt	$(2,338)	$—	$(2,338)
Change in fair value of convertible preferred stock warrants	(40,333)	888	(41,221)
Other income (expense), net	705	(220)	925
Total Other Income (Expense), Net	$(43,578)	$814	$(44,392)

Other income (expenses), net

Other income (expenses), net increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 mainly due to the increase in the fair value of preferred stock warrants of $41.2 million. During the year ended December 31, 2017, interest expense increased by $1.8 million due to a higher amount of debt that was outstanding during the year and $2.3 million of loss on extinguishment and early payment of debt.

Income Tax Expense

	Year Ended		Change $	Change %
	December 31,	December 31,
	2017	2016
	(in thousands, except percentages)
Income Tax Expense	$315	$211	$104	49%

Income tax expense

Income tax expense is comprised of foreign income tax and state minimum income taxes in the United States.

Comparison of years ended December 31, 2016 and December 26, 2015

Net Revenue

	Year Ended		Change $	Change %
	December 31,	December 26,
	2016	2015
	(in thousands, except percentages)
Player	$293,929	$269,977	$23,952	9%
Platform	104,720	49,880	54,840	110%
Total Net Revenue	$398,649	$319,857	$78,792	25%

Player

Player revenue increased by 9% to $293.9 million for the year ended December 31, 2016 as compared to $270.0 million for the year ended December 26, 2015. The increase was driven primarily by an 18% increase in the volume of players sold, offset by a 10% decrease in average selling prices driven primarily by sales of our lower priced players.

Platform

Platform revenue increased by 110% to $104.7 million for the year ended December 31, 2016 as compared to $49.9 million for the year ended December 26, 2015. The increase was primarily due to higher advertising and subscription revenue share of $48.9 million, as we expanded our advertising sales operations and an increased revenue share from an increase of subscriptions through our platform. In addition, we generated an additional $4.6 million in fees earned from license arrangements with service operators.

Cost of Revenue

	Year Ended		Change $	Change %
	December 31,	December 26,
	2016	2015
	(in thousands, except percentages)
Cost of revenue:
Player	$249,821	$221,416	$28,405	13%
Platform	27,783	8,663	19,120	221%
Total Cost of Revenue	$277,604	$230,079	$47,525	21%
Gross profit:
Player	$44,108	$48,561	$(4,453)	(9)%
Platform	76,937	41,217	35,720	87%
Total Gross Profit	$121,045	$89,778	$31,267	35%

Player

Cost of player revenue increased by 13% to $249.8 million for the year ended December 31, 2016 as compared to $221.4 million for the year ended December 26, 2015. Cost of player revenue increased on an absolute dollar basis primarily due to the 18% increase in the volume of players sold and, to a lesser extent, to increased provisions for inventory reserves and excess component liabilities, resulting from product transitions and to increased royalty costs arising from the execution of a patent and technology license agreement with a patent owner that included a release of potential claims for past liabilities. The increase in cost of player revenue was partially offset by a reduction in direct manufacturing costs for most players.

Gross profit on player sales decreased by 9% to $44.1 million for the year ended December 31, 2016 as compared to $48.6 million for the year ended December 26, 2015. The decrease was primarily due to higher volume mix of lower margin players in addition to the items noted above.

Platform

Cost of platform revenue increased by 221% to $27.8 million for the year ended December 31, 2016 as compared to $8.7 million for the year ended December 26, 2015. The increase was primarily due to higher costs incurred to acquire advertising inventory, an increase in credit card processing and other fees related to the growth of our platform billing services, and higher allocated overhead primarily in advertising operations, customer support, service operator support and third-party cloud service fees.

Gross profit on platform revenue increased by 87% to $76.9 million for the year ended December 31, 2016 as compared to $41.2 million for the year ended December 26, 2015.

Operating Expenses

	Year Ended		Change $	Change %
	December 31,	December 26,
	2016	2015
	(in thousands, except percentages)
Research and development	$76,177	$50,469	$25,708	51%
Sales and marketing	52,888	45,153	7,735	17%
General and administrative	35,341	31,708	3,633	11%
Total Operating Expenses	$164,406	$127,330	$37,076	29%

Research and development

Research and development expenses increased by 51% to $76.2 million for the year ended December 31, 2016 as compared to $50.5 million for the year ended December 26, 2015. The increase was primarily due to higher personnel-related costs of $19.3 million as a result of the hiring of additional engineering and platform development personnel, higher facility expenses of $5.3 million from our expanded engineering facilities in the United States, United Kingdom and China, and higher consulting expenses of $1.1 million.

Sales and marketing

Sales and marketing expenses increased by 17% to $52.9 million for the year ended December 31, 2016 as compared to $45.2 million for the year ended December 26, 2015. The increase was primarily due to higher personnel-related costs of $8.5 million due to an increase in headcount in connection with the expansion of our platform business and marketing, as well as $2.4 million of higher facilities expenses. These increases were partially offset by a decrease in product marketing spending.

General and administrative

General and administrative expenses increased by 11% to $35.3 million in for the year ended December 31, 2016 as compared to $31.7 million for the year ended December 26, 2015. The increase was primarily due to higher personnel-related costs of $5.3 million as a result of increased headcount in finance, legal and human resources, in addition to other professional and outside service expenses of $1.3 million. These increases were largely incurred to support the growth in our business. These increases were partially offset by the recovery of a bad debt originally written off in the year ended December 26, 2015.

Other Income (Expenses), Net

	Year Ended		Change $	Change %
	December 31,	December 26,
	2016	2015
	(in thousands, except percentages)
Interest expense	$146	$(696)	$842	(121)%
Change in fair value of convertible preferred stock warrants	888	(1,768)	2,656	(150)%
Other income, net	(220)	(448)	228	(51)%
Total Other Income (Expense), Net	$814	$(2,912)	$3,726	(128)%

Other income (expense), net changed to a $0.8 million net credit for the year ended December 31, 2016 as compared to a $2.9 million net charge for the year ended December 26, 2015. The change was primarily due to lower expenses related to changes in fair value of warrants to purchase convertible preferred stock and a decrease in interest expense due to lower balances on borrowings under our credit facilities.

Income Tax Expense

	Year Ended		Change $	Change %
	December 31,	December 26,
	2016	2015
	(in thousands, except percentages)
Income Tax Expense	$211	$147	$64	44%

The increase in income tax expense for the year ended December 31, 2016 was primarily due to foreign income taxes and higher state minimum income taxes in the United States.

Liquidity and Capital Resources

As of December 31, 2017, we had cash balances totaling $177.3 million.

Prior to our IPO, we financed our operations primarily through cash generated from operations, private sales of equity and debt securities and borrowings under our credit facilities. In October 2017, as a result of our IPO, we received cash proceeds of $134.8 million net of underwriting discounts and commissions but before deducting other offering expenses. Our primary source of liquidity is cash generated through operating and financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our players, advertising platform and other platform services, headcount, the timing and extent of spending to support development efforts, the introduction of new players and platform features, the expansion of sales and marketing activities, as well as overall economic conditions.

We may contemplate and engage in additional merger and acquisition activity that could materially impact our liquidity and capital resource position. We believe that our existing cash balance together with amounts available under our credit facility will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of December 31, 2017, less than 1% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

Silicon Valley Bank Loan and Security Agreements

In May 2015, we amended our Restated 2014 loan and security agreement (“Restated LSA”) with Silicon Valley Bank (“Bank’), extending the agreement to June 30, 2017. The amended Restated LSA provides advances under a revolving line of credit up to $30.0 million and provides for letters of credit to be issued up to the lessor of the available line of credit, reduced by outstanding advances and drawn but unreimbursed letters of credit, or $5.0 million. The advances under the first amendment to the Restated LSA carry a floating per annum interest rate equal to the prime rate or the prime rate plus 2.5% depending on certain ratios and requires us to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue), greater than or equal to 1:1.

In June 2017, we entered into a second amendment to the Restated LSA. The advances under the second amendment carry a floating per annum interest rate equal to, at our option, (1) the prime rate or (2) LIBOR plus 2.75%, or the prime rate plus 1% depending on certain ratios. This amendment further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue) greater than or equal to 1.25. The revolving line of credit terminates on June 30, 2019 at which time the principal amount of all outstanding advances becomes due and payable.

As of December 31, 2017, no borrowings under the revolving line of credit were outstanding and letters of credit in the amount of $1.5 million were outstanding. As of December 31, 2017, we were in compliance with all of the covenants in the amended Restated LSA and the rate of interest on the line of credit was 4.31%.

In June 2017, we entered into a subordinated loan agreement (“2017 Agreement”) with the Bank. The 2017 Agreement provides for a term loan borrowing of $40.0 million with a minimum of $25.0 million to be initially drawn at the close of the agreement and the remaining amount available for a 24 month period, to be drawn in no less than $5.0 million increments. Advances under the term loan incur a facility fee equal to 1% of the drawn borrowings, in addition to interest payments at an interest rate equal to, at our option, (1) the prime rate plus 3.5% or (2) LIBOR plus 6.5%, subject to a 1% LIBOR floor. Additionally, the borrowings incur payment in kind interest fees equal to 2.5%, accruing to the unpaid borrowings balance, compounded monthly. Payment in kind interest may be settled in cash, at our election, during the term or at maturity. We are also obligated to pay final payment fees ranging from 1% to 4% depending on the timing of the payment. The 2017 Agreement terminates on October 9, 2020. On October 31, 2017, we repaid the entire amount outstanding, and subsequently terminated the 2017 Agreement.

In connection with the 2017 Agreement we issued 0.4 million warrants to purchase shares of Series H convertible preferred stock, with an exercise price of $9.17340. The warrants are exercisable up to ten years from the date of issuance. Upon the repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, we cancelled 0.1 million warrants to purchase Class B common stock that were contingent on future borrowings.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31,	December 31,	December 26,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$37,292	$(32,463)	$(32,604)
Cash flows used in investing activities	(12,268)	(8,567)	(5,205)
Cash flows provided by (used in) financing activities	117,664	(156)	58,547

Cash Flows from Operating Activities

During the year ended December 31, 2017, operating activities generated $37.3 million in cash as a result of net loss of $63.5 million, adjusted by non-cash charges of $60.4 million and increase of $39.5 million in our net operating assets and liabilities. The non-cash charges comprise mainly of $40.3 million of change in fair value of preferred stock warrants, $11.0 million of stock-based compensation, $5.3 million of depreciation and amortization, $2.3 million of loss from extinguishment of debt and $0.5 million of loss relating to exit from our prior headquarter facilities. The increase in operating assets and liabilities is the result of increase in accounts payable and accrued liabilities of $48.4 million due to both the growth in business and the timing of payments, increase in deferred revenue balances of $30.0 million, decrease in inventories of $10.8 million, and increase in other long-term liabilities by $3.6 million. These increases were offset by increases in accounts receivable of $41.2 million as a result of growth in our business, increase in prepaid and other current assets of $6.5 million, increase in other non-current assets of $2.8 million.

During the year ended December 31, 2016, operating activities used $32.5 million in cash as a result of a net loss of $42.8 million, adjusted by non-cash charges of $17.8 million and a decrease of $7.5 million in our net operating assets and liabilities. The non-cash charges of $17.8 million were primarily comprised of $8.2 million of stock-based compensation expenses, $5.3 million of depreciation and amortization expense and a $3.8 million loss provision related to the exit from our prior headquarter facilities. The decrease from our net operating assets and liabilities was primarily the result of a $13.3 million increase in inventory for anticipated sales of players, a $26.4 million increase in accounts receivable as a result of increases in sales of our players and platform arrangements and a $2.9 million increase in deferred cost of revenue. The decrease in our net operating assets and liabilities was partially offset by a $15.0 million increase in accounts payable and accrued liabilities due to the timing of payments and a $19.8 million increase in deferred revenue as a result of the growth in our business.

During the year ended December 26, 2015, operating activities used $32.6 million in cash as a result of a net loss of $40.6 million, adjusted by non-cash charges of $12.4 million and a decrease of $4.4 million in our net operating assets and liabilities. The non-cash charges of $12.4 million were primarily comprised of $5.3 million of stock-based compensation expenses, a $1.8 million fair value re-measurement charge related to preferred stock warrant liability, $2.6 million of depreciation and amortization expense and a $1.6 million write-off of deferred IPO costs. The decrease from our net operating assets and liabilities was primarily the result of a $3.8 million increase in inventory for anticipated sales of players, a $14.1 million increase in accounts receivable as a result of increases in sales of our players and platform arrangements, a $3.0 million increase in deferred cost of revenue and a $1.9 million increase in prepaid assets due to the growth in our business. The decrease in our net operating assets and liabilities was partially offset by a $7.5 million increase in accounts payable and accrued liabilities due to the timing of payments, an $8.3 million increase in deferred revenue as a result of the growth in our business and a $1.4 million increase in non-current liabilities primarily due to the deferred rent on our new headquarter lease.

Cash Flow from Investing Activities

During the year ended December 31, 2017, investing activities used $12.3 million in cash mainly on capital expenditures related to purchase of property, equipment and leasehold improvements of $9.2 million and acquisition of a business of $3.0 million.

During the year ended December 31, 2016, and December 26, 2015 investing activities used $8.6 million and $5.2 million in cash, respectively, primarily on capital expenditures to purchase property and equipment and leasehold improvements related to expanding our facilities.

Cash Flow from Financing Activities

During the year ended December 31, 2017, financing activities provided $117.7 million in cash primarily from the sale of shares in our IPO net of issuance cost of $131.6 million, proceeds from exercise of stock options of $1.8 million offset by net repayment of debt of $15.8 million.

During the year ended December 31, 2016, financing activities used $0.2 million in cash from $0.4 million in proceeds from stock option exercises, less $0.6 million in IPO costs paid during the period.

During the year ended December 26, 2015, financing activities provided $58.5 million in cash, resulting primarily from $45.5 million in proceeds from issuance of Series H convertible preferred stock, $15.0 million in borrowings on the line of credit, offset in part by $2.6 million in principal payments on term debt and $1.1 million in IPO costs paid during the period.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in during the years ended December 31, 2017, 2016 and December 26, 2015.

Contractual Obligations

Our future minimum payments under our non-cancelable contractual obligations were as follows as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Purchase commitments (1)	$75,176	$75,176	$—	$—	$—
Operating lease obligations (2)	38,556	11,683	23,554	3,319	—
Total	$113,732	$86,859	$23,554	$3,319	$—

(1) Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(2) Represents future minimum lease payments under non-cancelable operating leases.

We do not have any internal manufacturing capabilities and primarily rely upon one contract manufacturer, Hon Hai Precision Industry Co. Ltd., or Foxconn, to manufacture our players. We rely on Foxconn to manufacture, assemble and test our products. Foxconn acquires components and builds products based on demand forecast and other information supplied by us. Consistent with industry practice, we acquire products by issuing purchase orders supported by supplier contracts. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in our being committed to purchase excess inventory.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience, current trends and other factors that we believe to be reasonable at the time our consolidated financial statements are prepared. Our actual results could differ from these estimates.

The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described below.

Revenue Recognition

Overview

We derive revenue primarily from sales of our players and platform services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

We have multiple-element arrangements. In such arrangements, we combine arrangement deliverables into units of accounting and allocate the total arrangement consideration to the different units of accounting based on a relative selling price hierarchy. To determine the relative selling price of each element, we use vendor-specific objective evidence, or VSOE, if available, third party evidence, or TPE, if VSOE is not available, or best estimated selling price, or BESP, if neither VSOE nor TPE are available. The objective of BESP is to determine the price at which we would transact a sale if the product or service were available on a standalone basis. We establish BESP considering multiple factors including, but not limited to, historical prices of products sold on a stand-alone basis, cost and gross margin objectives, competitive pricing practices and customer and market specific considerations. Revenue is recognized for each unit of accounting in accordance with our revenue recognition policy, provided that all revenue recognition criteria have been met.

Players

We sell the majority of our players through consumer retail distribution channels, including major brick and mortar and online retailers and through our website. For sales through consumer retail distribution channels, revenue recognition occurs when title and risk of loss have transferred to the customer which usually occurs upon shipment to the customers or receipt of the products by the customer depending on shipping terms. We established allowances for expected product returns and these allowances are recorded as a direct reduction to revenue. Return allowances are based on our historical experience. Certain payments to retailers and distributors such as market development funds, store promotions and price protection are recorded as a reduction of revenue. We reduce revenue at the later of the date at which the related player revenue is recognized or the date on which the program is offered. On occasion, these allowances cannot be reasonably and reliably estimated. Player revenue is then recognized at the time the players sell through to the end customer.

Our player sales include two units of accounting: hardware, which includes embedded software, and unspecified upgrades or enhancements on a when-and-if-available basis. We have determined that our hardware and the embedded software are considered a single unit of accounting, because the hardware and software individually do not have standalone value and are not sold separately. We initially record the relative selling price of the unspecified upgrades or enhancements on a when-and-if-available basis as deferred revenue, and then recognize the deferred revenue into revenue ratably on a straight-line basis over the estimated economic life of the associated players.

Shipping charges billed to customers are included in player revenue and the related shipping costs are included in cost of player revenue. Revenue is recorded net of taxes collected or accrued. Sales taxes are recorded as current liabilities until remitted to the relevant government authority.

Platform

We earn platform revenue from fees received from advertisers and content publishers and from licensing our technology and proprietary operating system to service operators and TV brands. Platform revenue primarily includes fees earned or derived from the sale of digital advertising, revenue sharing with content publishers for new or recurring user subscriptions activated through our platform and revenue share from user purchases of content publishers’ media through our platform. We also earn revenue from the sale of branded channel buttons on player and TV remote controls. Licensing revenue from service operators are mostly generated from unit activation or flat fees and ongoing maintenance fees. Licensing revenue from TV brands are generated on a flat fee basis or from per unit licensing fees earned.

Digital advertising includes video and display ads that are served on our TV streaming platform. Digital advertising revenue primarily consists of video and display advertising commonly sold on a cost per thousand impression basis. Advertising revenue arrangements are evidenced by a fully executed insertion order. Revenue is recognized in the period the impressions and promotional media are delivered. There is significant judgment in accounting for advertising arrangements related to whether we should report revenue based on the gross amount that we charge the advertiser or net of acquisition costs paid to content publishers. To determine if we should report revenue on a gross or net basis, we assess whether we are acting as the principal or agent in the transaction. If we are acting as the principal, we record revenue on a gross basis. If we are acting as the agent, we record revenue on a net basis. We evaluate all of the indicators in the guidance to make this determination. While no one indicator is determinative, we place the most weight on the analysis of whether we are the primary obligor. We mostly report advertising revenue on a gross basis predominantly because we are the primary obligor responsible for fulfilling the advertisement delivery and maintaining the relationship with the advertiser, including the acceptability of the services delivered. We also establish pricing with the advertiser and have discretion in supplier selection given we can choose where to place the advertisement on available inventory across our platform.

Fees derived from our revenue share from new or recurring user subscriptions activated on our platform and from purchases of content publishers’ media are recognized as transacted at the net amount retained by us, generally equal to a fixed percentage of the price charged by the content publisher or a contractual flat fee. When the content publisher is responsible for user billing, we recognize revenue from our share of the fees on an as reported basis, in arrears, on a monthly or quarterly basis.

We also earn fees through the sale of branded channel buttons on player and TV remote controls. These branded buttons provide one-touch, direct access to the providers’ content on our platform. We typically receive a fixed fee per button unit, and revenue is recognized as player remote controls are shipped by us or reported as shipped by TV brands.

Revenue earned from service operators and TV brands in the licensing of our technology and proprietary operating system are accounted for under software revenue recognition guidance. We have been unable to establish VSOE for any component of these licensing arrangements and therefore these arrangements are accounted for as a single unit of accounting and all revenue related to the licensing arrangements is recognized over the term of the relationship. Arrangements with service operators are generally comprised of a license for the technology and proprietary operating system, unspecified upgrades or enhancements, hosting of a branded channel store, and engineering and support services. Arrangements with TV brands commonly include a license to the technology and proprietary operating system over a specified term including updates and upgrades.

Valuation of Inventory

We value inventory at the lower of cost or market with cost determined on a first-in, first-out basis. We base write-downs of inventories upon current facts and circumstances. We perform a detailed assessment of excess and obsolete inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products, materials on hand and purchase commitments at lower of cost or market which is based on net realizable value. We establish a reserve for players or materials which are not forecasted to be consumed. Although we try to ensure the accuracy of our forecasts of player demand and pricing assumptions, any significant unanticipated changes in demand, pricing or technological developments could significantly impact the value of our inventory and our reported operating results. If we find that our supply estimates exceed our inventory demands, our inventory is written-down and charged to cost of revenue at the time of such determination. Conversely, if assumptions or circumstances beyond our control change and we subsequently sell players that have previously been written-down, our gross margin in the period of sale will be favorably impacted. The inventory provisions recorded are net of the reversals of provisions for sales of previously written-down inventory for each period presented.

Allowances for Returns, Sales Incentives and Doubtful Accounts

Accounts receivable are stated at invoice value less estimated allowances for returns, customer incentives and doubtful accounts. To determine the allowances for returns, sales incentives and doubtful accounts, we perform an ongoing analysis of various factors including our historical experience, recent write-offs and specific analysis of significant receivables that are past due. If our estimates regarding accounts receivable allowances differ from the actual results, the losses or gains, could be material.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Determining the fair value of stock-based awards at the grant date requires judgment.

We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•

Fair Value of Our Common Stock. Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our Board of Directors. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our Board of Directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date, including but not limited to the prices, rights, preferences and privileges of our preferred stock relative to the common stock,  our operating and financial performance, current business conditions and projections, our stage of development, likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an IPO or sale of our company, given prevailing market conditions, any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options, the market performance of comparable publicly-traded companies, the U.S. and global capital market conditions.

Subsequent to our IPO, we use the market closing price for our Class A common stock as reported on The NASDAQ Global Select Market on the date of grant.

•

Expected Term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. To determine the expected term, we generally apply the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award as we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

•

Volatility. As we do not have sufficient trading history for our Class A common stock, the expected volatility for our Class A common stock is estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option awards. Industry peers consist of several public companies in our industry which are either similar in size, stage of life cycle or financial leverage. We intend to consistently apply this process until a sufficient amount of historical information regarding the volatility of our own Class A common stock share price becomes available or unless circumstances change such that the identified peer companies are no longer similar to us, in which case, more suitable companies whose share prices are available would be utilized in the calculation.

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term for each of our option awards.
•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option pricing model, we also estimated a forfeiture rate to calculate the stock-based compensation expense for our awards prior to January 1, 2017. Beginning January 1, 2017, we recognize forfeitures as they occur.

If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

For stock options issued to non-employees, including consultants, we record an expense equal to the fair value of the options calculated using the Black-Scholes model over the service performance period. The fair value of options granted to non-employees is remeasured throughout the vesting period, and the resulting value is recognized as an expense over the period in which the services are received.

We account for the fair value of the restricted stock units using the closing market price of our Class A common stock on the date of the grant.

We will continue to use judgement in evaluating assumptions related to our stock-based compensation cost. As we continue to accumulate additional data related to our common stock and our business evolves, we may have refinements to our assumptions and estimates which could impact our future stock-based compensation cost.

Deferred Tax Assets

We account for income taxes using an asset and liability approach. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations.

We utilize a two-step approach to evaluate tax positions. Recognition, step one, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not, or MLTN, to be sustained upon examination. The MLTN threshold is met when the likelihood of occurrence is greater than 50%. Measurement, step two, is addressed only if step one is satisfied. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is MLTN to be realized upon ultimate settlement with tax authorities. If a position does not meet the MLTN threshold for recognition in step one, no benefit is recorded until the first subsequent period in with the MLTN threshold is met, the issue is resolved with the tax authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine that the position is no longer MLTN to be sustained.

Provision for Income Taxes

We account for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset domestic net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets. Our valuation allowance is attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses and other deferred tax assets.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance should be applied prospectively. We are evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities should be accounted for as an acquisition of a business or group of assets. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The guidance should be applied prospectively to any transactions occurring on or after the adoption date. We are evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In October 2016, the FASB issued ASU 2016-16 Income Taxes, (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which simplifies certain aspects of the income tax accounting for Intra-Entity Transfers of Assets. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. The new guidance allows a reporting entity to recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. We are currently in the process of evaluating the effect of this guidance on its consolidated financial statements and the related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. We are evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to new accounting and reporting guidelines for leasing arrangements. The guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard is to be applied using a modified retrospective approach. We are evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. In 2016 the FASB issued amendments on this guidance with the same effective date and transition guidance. We plan to adopt the new revenue standard in the first quarter of 2018 using the modified retrospective approach, which requires the cumulative impact of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of January 1, 2018, the date of adoption. Prior periods will not be retroactively adjusted.

We are currently in the process of finalizing the impact of the new standard on our accounting policies, processes and system requirements. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. We expect that the adjustment from the adoption will result in a decrease to the accumulated deficit in the range of $32.0 million to $42.0 million.

We believe that the new standard will impact accounting for revenue arrangements as follows:

•

Revenue from the licensing of our technology and proprietary operating system to service operators and TV brands, will be recognized earlier and could result in greater variability in revenue recognition;

•

Revenue resulting from the variable consideration (e.g. revenue share from user subscriptions and media purchases through the platform or sale of branded channel buttons on its remote controls) outlined in content publisher arrangements is estimated and allocated for the entire contract period and then recognized based on the percentage of completion across various performance obligations; and

•	Expanded disclosures.

We expect revenue recognition related to players and advertising to remain relatively unchanged under the new guidance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk

Most of our sales are currently within the United States and we have minimal foreign currency risk related to our revenue. In addition, most of our operating expenses are denominated in the U.S. dollar, resulting in minimal foreign currency risks. In the future, if our international sales increase or more of our expenses are denominated in currencies other than the U.S. dollar, our exposure to foreign currency risk will likely be more significant. For any of the periods presented, we did not enter into any foreign exchange contracts. However, in the future, we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Roku, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Roku, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 1, 2018

We have served as the Company's auditor since 2008.

ROKU, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash	$177,250	$34,562
Accounts receivable, net of allowances of $17,739 and $16,213 as of December 31, 2017 and 2016, respectively	120,553	79,473
Inventories	32,740	43,568
Prepaid expenses and other current assets	11,367	4,981
Deferred cost of revenue	3,007	2,636
Total current assets	344,917	165,220
Property and equipment, net	14,736	9,528
Deferred cost of revenue, non-current portion	5,403	3,815
Intangible assets, net	2,030	—
Goodwill	1,382	—
Other non-current assets	3,429	515
Total Assets	$371,897	$179,078
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$56,413	$31,397
Accrued liabilities	72,344	46,156
Current portion of long-term debt	—	15,000
Deferred revenue, current portion	34,501	23,952
Total current liabilities	163,258	116,505
Preferred stock warrant liability	—	9,990
Deferred revenue, non-current portion	48,511	29,084
Other long-term liabilities	7,849	4,143
Total Liabilities	219,618	159,722
Commitments and Contingencies (Note 8)
Convertible Preferred Stock:
Convertible preferred stock, $0.0001 par value	—	213,180
0 and 84,368 shares authorized as of December 31, 2017 and 2016, respectively
0 and 80,844 shares issued and outstanding as of December 31, 2017 and 2016, respectively
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value;	—	—
10,000 and 0 shares authorized as of December 31, 2017 and 2016, respectively no shares issued and outstanding as of December 31, 2017 and 2016, respectively
Common stock, $0.0001 par value	10	3
1,150,000 (Class A - 1,000,000 and Class B - 150,000) shares and
122,000 shares authorized as of December 31, 2017 and 2016, respectively
99,157 (Class A - 19,325 and Class B - 79,832) shares and
4,819 shares issued and outstanding as of December 31, 2017 and 2016, respectively
Additional paid-in capital	435,607	26,002
Accumulated deficit	(283,338)	(219,829)
Total stockholders’ equity (deficit)	152,279	(193,824)
Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$371,897	$179,078

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
Net Revenue:
Player	$287,407	$293,929	$269,977
Platform	225,356	104,720	49,880
Total net revenue	512,763	398,649	319,857
Cost of Revenue:
Player	258,104	249,821	221,416
Platform	54,826	27,783	8,663
Total cost of revenue	312,930	277,604	230,079
Gross Profit:
Player	29,303	44,108	48,561
Platform	170,530	76,937	41,217
Total gross profit	199,833	121,045	89,778
Operating Expenses:
Research and development	107,945	76,177	50,469
Sales and marketing	64,069	52,888	45,153
General and administrative	47,435	35,341	31,708
Total operating expenses	219,449	164,406	127,330
Loss from Operations	(19,616)	(43,361)	(37,552)
Other Income (Expense), Net:
Interest expense	(1,612)	146	(696)
Loss on extinguishment of debt	(2,338)	—	—
Change in fair value of preferred stock warrant liability	(40,333)	888	(1,768)
Other income (expense), net	705	(220)	(448)
Total other income (expense), net	(43,578)	814	(2,912)
Loss Before Income Taxes	(63,194)	(42,547)	(40,464)
Income tax expense	315	211	147
Net Loss Attributable to Common Stockholders	$(63,509)	$(42,758)	$(40,611)
Net loss per share attributable to common stockholders—basic and diluted	$(2.24)	$(9.01)	$(10.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	28,308	4,746	4,030

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance—December 27, 2014	75,475	$165,099	3,747	$—	$11,205	$—	$(136,460)	$(125,255)
Issuance of Series D convertible preferred stock upon exercise of preferred stock warrants	409	972	—	—	—	—	—	—
Issuance of Series H convertible preferred stock in November at $9.17340 per share—net of issuance cost of $0.07 million	4,960	45,432	—	—	—	—	—	—
Reclassification of convertible preferred stock warrant liability to equity upon exercise of warrants	—	1,677	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	784	—	837	—	—	837
Vesting of early exercised stock options	—	—	—	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	5,284		—	5,284
Net loss	—	—	—	—	—	—	(40,611)	(40,611)
Balance—December 26, 2015	80,844	213,180	4,531	—	17,335	—	(177,071)	(159,736)
Issuance of common stock upon exercise of warrants	—	—	162	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	126	—	438	—	—	438
Vesting of early exercised stock options	—	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	8,206	—	—	8,206
Net loss	—	—	—	—	—	—	(42,758)	(42,758)
Balance—December 31, 2016	80,844	213,180	4,819	—	26,005	—	(219,829)	(193,824)
Issuance of common stock upon exercise of stock options	—	—	963	1	2,086	—	—	2,087
Share repurchases	—	—	(92)	—	—	(671)	—	(671)
Vesting of early exercised stock options	—	—	—	—	62	—	—	62
Stock-based compensation expense	—	—	—	—	10,953	—	—	10,953
Issuance of common stock pursuant to an acquisition	—	—	108	—	—	—	—	—
Issuance of common stock upon exercise of common and preferred warrants	—	—	2,165	—	—	—	—	—
Issuance of common stock pursuant to an initial public offering, net of issuance costs of $3.1 million	—	—	10,350	1	131,645	—	—	131,646
Conversion of preferred stock into common stock pursuant to an initial public offering	(80,844)	(213,180)	80,844	8	213,172	—	—	213,180
Reclassification of preferred stock warrants liability to additional paid-in-capital upon conversion to common stock warrants	—	—	—	—	52,355	—	—	52,355
Net loss	—	—	—	—	—	—	(63,509)	(63,509)
Balance—December 31, 2017	—	$—	99,157	$10	$436,278	$(671)	$(283,338)	$152,279

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
Cash flows from operating activities:
Net loss	$(63,509)	$(42,758)	$(40,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,336	5,302	2,555
Impairment of assets	—	320	—
Stock-based compensation expense	10,953	8,206	5,284
Provision for doubtful accounts	104	336	663
Change in fair value of preferred stock warrant liability	40,333	(888)	1,768
Noncash interest expense	784	115	354
Loss on disposals of property and equipment	54	29	137
Loss from exit of facilities	525	3,804	—
Loss from extinguishment of debt	2,338	—	—
Write-off of deferred initial public offering costs	—	594	1,609
Changes in operating assets and liabilities:
Accounts receivable	(41,184)	(26,354)	(14,118)
Inventories	10,828	(13,256)	(3,754)
Prepaid expenses and other current assets	(6,514)	(544)	(1,887)
Deferred cost of revenue	(1,959)	(2,885)	(3,017)
Other noncurrent assets	(2,794)	448	1,179
Accounts payable	24,315	(2,808)	4,724
Accrued liabilities	24,127	17,796	2,802
Other long-term liabilities	3,579	294	1,391
Deferred revenue	29,976	19,786	8,317
Net cash provided by (used in) operating activities	37,292	(32,463)	(32,604)
Cash flows from investing activities:
Purchase of property and equipment	(9,229)	(8,596)	(5,019)
Purchase of business, net of cash acquired	(2,959)	—	—
Change in deposits	(80)	29	(186)
Net cash used in investing activities	(12,268)	(8,567)	(5,205)
Cash flows from financing activities:
Payments of costs related to initial public offering	—	(594)	(1,120)
Proceeds from borrowings	24,691	15,000	15,000
Repayments of borrowings	(40,446)	(15,000)	(2,576)
Proceeds from exercise of stock options, net of repurchases	1,773	438	839
Proceeds from issuance of common stock pursuant to an initial public offering, net of issuance costs of $3.1 million	131,646	—	—
Proceeds from exercise of preferred stock warrants	—	—	972
Proceeds from issuance of convertible preferred stock	—	—	45,500
Issuance costs in connection with issuance of convertible preferred stock	—	—	(68)
Net cash provided by (used in) financing activities	117,664	(156)	58,547
Net Increase (Decrease) In Cash	142,688	(41,186)	20,738
Cash—Beginning of period	34,562	75,748	55,010
Cash—End of period	$177,250	$34,562	$75,748
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,149	$236	$273
Cash paid for income taxes	$222	$121	$83
Supplemental disclosures of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,250	$306	$1,608
Fair value of preferred stock warrants reclassified to additional paid in capital	$52,355	$—	$1,677
Issuance of convertible preferred stock warrants in connection with debt	$2,032	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Initial Public Offering

On October 2, 2017, the Company completed its initial public offering (“IPO”) of Class A common stock, in which it sold 10.4 million shares, including 1.4 million shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $14.00 per share for net proceeds of $134.8 million, after deducting underwriting discounts and commissions of $10.1 million. Additionally, offering costs incurred by the Company were $3.1 million. Upon the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80.8 million shares of Class B common stock and all outstanding convertible preferred stock warrants automatically converted to Class B common stock warrants on a one-for-one basis. Following the IPO, we have two classes of authorized common stock – Class A common stock and Class B common stock. Class A common stock entitles holders to one vote per share, and Class B common stock entitles holders to 10 votes per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements, which include the accounts of Roku, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

Prior to 2017, the Company’s fiscal year was the 52- or 53-week period that ended on the last Saturday of December. The fiscal years 2015 and 2016 ended on December 26, 2015 and December 31, 2016, respectively. In 2017, the Company changed the fiscal year-end to match the calendar year-end. Fiscal year 2015 spanned 52 weeks and fiscal year 2016 spanned 53 weeks.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant items subject to such estimates include revenue recognition for multiple element arrangements, determination of revenue reporting as net versus gross, sales return reserves, customer incentive programs, inventory valuation, the valuation of deferred income tax assets, the recognition and disclosure of contingent liabilities, stock-based compensation and the fair value of assets and liabilities acquired in business combinations. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

Comprehensive Loss

Comprehensive loss is equal to the net loss for all periods presented.  Therefore, the consolidated statements of comprehensive loss have been omitted from the consolidated financial statements.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and nonmonetary assets and liabilities are remeasured at historical rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Foreign currency gains or losses from re-measurement and transaction gains or losses are recorded as other income (expense), net in the consolidated statements of operations. During the years ended December 31, 2017 and 2016, the Company recorded foreign currency gain of $0.1 million and foreign currency loss of $0.4 million, respectively.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. As of December 31, 2017 and 2016, 95% and 94% of the Company’s cash balances were managed by one financial institution. Accounts receivable are typically unsecured and are derived from revenue earned from customers. They are stated at invoice value less estimated allowances for returns, customer incentives and doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Customers accounting for 10% or more of the Company’s net revenue were as follows

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
Customer A	* %	13%	16%
Customer B	10	12	15
Customer C	20	24	23
Customer E	10	*	*

Customers accounting for 10% or more of the Company’s accounts receivable were as follows:

	December 31, 2017	December 31, 2016
Customer A	* %	12%
Customer B	*	11
Customer C	*	17
Customer D	16	17

* Less than 10%

Business Combinations

We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. Goodwill is measured at the acquisition date as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Significant estimates and assumptions are made by management to value such assets and liabilities. Although the Company believes that those estimates and assumptions are reasonable and appropriate, they are inherently uncertain and subject to refinement. Additional information related to the acquisition date fair value of acquired assets and assumed liabilities obtained during the measurement period, not to exceed one year, may result in changes to the recorded values of such assets and liabilities, resulting in an offsetting adjustment to any goodwill associated with the business acquired. Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company will continue to collect information and reevaluate these estimates and assumptions throughout the measurement period.

Any contingent consideration payable is recognized at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period with changes in fair value recognized in earnings until the contingent consideration is settled. When we issue payments or grants of equity to selling shareholders in connection with an acquisition, we evaluate whether the payments or awards are compensatory. This evaluation includes whether cash payments or stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for the cash to be paid or stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.

Acquisition related costs incurred in connection with a business combination, other than those associated with the issuance of debt or equity securities, are expensed as incurred.

Goodwill, Purchased Intangible Assets and Impairment Assessment

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, in a business combination. The Company reviews its goodwill for impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that impairment may exist. The Company did not recognize any impairment of goodwill in the year ended December 31, 2017.

Purchased intangible assets consist primarily of developed technology. Purchased intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives following the pattern in which the economic benefits of the assets will be consumed, generally straight-line. The carrying amounts of our purchased intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.

Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment and other noncurrent assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recovered. Recoverability of assets is measured first by comparing their carrying amounts to their future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. No impairment was recorded during the year ended December 31, 2017. The Company recorded an impairment of $0.3 million for obsolete internal-use software during the year ended December 31, 2016.

Fair Value of Financial Instruments

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

Inventories

The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or market with cost determined on a first-in, first-out basis and market based on net realizable value. If the cost of the inventories exceeds their net realizable value, provisions are made currently for the difference between the cost and the market value. The Company evaluates inventory levels and purchase commitments for excess and obsolete products, based on management’s assessment of future demand and market conditions.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of the assets, generally ranging between eighteen months and five years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives, which is generally five years.

Website and Internal-Use Software

The Company capitalizes costs to develop its website and internal-use software. The Company expenses all costs that relate to the planning and post-implementation phases of development as incurred. The Company capitalizes subsequent costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. During the years ended December 31, 2017, 2016 and December 26, 2015, the Company capitalized website and internal-use software development costs of $2.6 million, $1.8 million and $0.7 million, respectively.

Capitalized costs are amortized using the straight-line method over an estimated useful life of the asset, which is generally two years, beginning when the asset is ready for its intended use. During the years ended December 31, 2017, 2016 and December 26, 2015, the Company amortized expenses of $1.1 million, $0.7 million and $0.3 million, respectively.

Streaming Content

The Company licenses certain content for users to access through The Roku Channel. The content licenses can be for a fixed fee and/or advertising revenue share with specific windows of content availability. The Company capitalizes the content license fees and records a corresponding liability when the license period begins, the cost of the content is known and the content is accepted and available for streaming. The Company amortizes the content assets into “Cost of Revenue, Platform” over the contractual window of availability.

At December 31, 2017, content license fees included in “Prepaid expenses and other current assets” are not material.

Revenue Recognition

The Company derives revenue primarily from sales of its players and platform services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Multiple Element Arrangements—The Company commonly enters into multiple-element arrangements. In such arrangements, the Company will combine arrangement deliverables into units of accounting and allocate the total arrangement consideration to the different units of accounting based on a relative selling price hierarchy. To determine the relative selling price of each element, the Company uses vendor-specific objective evidence of fair value (“VSOE”), if available, third party evidence (“TPE”), if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE are available. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were available on a standalone basis. The Company establishes BESP considering multiple factors including, but not limited to, historical prices of products sold on a stand-alone basis, cost and gross margin objectives, competitive pricing practices and customer and market specific considerations. Revenue is recognized for each unit of accounting provided that all revenue recognition criteria have been met.

Players—The Company sells the majority of its players through consumer retail distribution channels, including brick and mortar and online retailers, and through the Company’s website. For sales through consumer retail distribution channels, revenue recognition occurs when title and risk of loss have transferred to the customer which usually occurs upon shipment to the customers or receipt of the products by the customer depending on shipping terms. The Company establishes allowances for expected product returns and these allowances are recorded as a direct reduction to revenue. Return allowances are based on the Company’s historical experience. Certain payments to retailers and distributors such as market development funds, store promotions and price protection are recorded as a reduction of revenue. The Company reduces revenue at the later of the date at which the related player revenue is recognized or the date on which the program is offered. On occasion, these allowances cannot be reasonably and reliably estimated. Player revenue is then recognized at the time the players sell through to the end customer.

The Company’s player sales include two units of accounting: hardware, which includes embedded software, and unspecified upgrades or enhancements on a when-and-if available basis. The Company has determined that its hardware and embedded software be considered as one single unit of accounting, because the hardware and software individually do not have standalone value and are not sold separately. The Company initially records the relative selling price of the unspecified upgrades or enhancements on a when-and-if-available basis as deferred revenue, and then recognizes the deferred revenue into player, net revenue ratably on a straight-line basis over the estimated economic life of the associated players.

Shipping charges billed to customers are included in player revenue and the related shipping costs are included in cost of player revenue. Revenue is recorded net of taxes collected or accrued. Sales taxes are recorded as current liabilities until remitted to the relevant government authority.

Platform—The Company earns platform revenue from fees received from advertisers and content publishers and licensing its technology and proprietary operating system to service operators and TV brands. Platform revenue primarily includes fees earned or derived from the sale of digital advertising, revenue sharing with content publishers for new or recurring user subscriptions activated through the Company’s platform and revenue share from user purchases of content publishers’ media through its platform. The Company also earns revenue from the sale of branded channel buttons on remote controls. Licensing revenues from service operators are mostly generated from unit activation or flat fees and ongoing maintenance fees. Licensing revenues from TV brands are generated on a flat fee basis or from per unit licensing fees earned.

Digital advertising includes video and display ads that are served on the Company’s platform. Digital advertising revenue consists of video and display advertising commonly sold on a cost per thousand impression basis. Advertising revenue arrangements are evidenced by a fully executed insertion order. Revenue is recognized in the period the impressions and promotional media are delivered.

Fees derived from the Company’s billing services supporting new or recurring user subscriptions activated through its platform and from purchases of content publishers’ media are recognized as transacted at the net amount retained by the Company, generally equal to a fixed percentage of the price charged by the content provider or a contractual flat fee. When the content publisher is responsible for user billing, the Company recognizes revenue from its share of the fees on an as reported basis, in arrears, on a monthly or quarterly basis.

The Company also earns fees through the sale of branded channel buttons on remote controls. These branded buttons provide one-touch, direct access to the providers’ content on the Company’s platform. The Company typically receives a fixed fee per button unit, and revenue is recognized as remote controls are shipped by the Company or reported as shipped by TV brands.

Revenues earned from service operators and TV brands in the licensing of the Company’s technology and proprietary operating system are accounted for under software revenue recognition guidance. The Company has been unable to establish VSOE for any component of these licensing arrangements and therefore these arrangements are accounted for as a single unit of accounting and revenue over the term of the relationship. Arrangements with service operators are generally comprised of a license for the technology and proprietary operating system, unspecified upgrades or enhancements, hosting of a branded channel store, and engineering and support services. Arrangements with TV brands commonly include a license to the technology and proprietary operating system over a specified term including updates and upgrades.

Deferred Revenue and Deferred Cost of Revenue

The Company’s deferred revenue reflect fees received from licensing and service arrangements, including advertising, that will be recognized as revenue over time or as services are rendered. Deferred revenue balances consist of the amount of player sales allocated to unspecified upgrades or enhancements on a when-and-if available basis, licensing and services fees from service operators and TV brands, and payments from advertisers and content publishers.

Deferred cost of revenue consists of amounts associated with related deferred revenues and is recognized as cost of revenue in the same manner as its respective deferred revenue.

Deferred revenue and the associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively, and the remaining are recorded as noncurrent liabilities and noncurrent assets, respectively.

Warranty Costs

The Company generally provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $3.4 million, $3.9 million and $4.1 million for the years December 31, 2017, 2016 and December 26, 2015 respectively.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards, including stock options and restricted stock units granted to employees, based on the estimated fair value on the date of grant. The fair value of each stock option granted is estimated using Black-Scholes option-pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite vesting period. For the years ended December 31, 2016, and December 26, 2015 the stock-based compensation was recorded net of estimated forfeitures using a forfeiture rate based on an analysis of the Company’s actual historical forfeitures. The Company adopted new guidance effective January 1, 2017 to recognize forfeitures as they occur.

The Company accounts for stock options issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option-pricing model. The fair value of stock options granted to nonemployees is remeasured as the stock options vest, and the resulting change in fair value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered, generally four years.

The Company accounts for restricted stock units issued to employees based on the grant date fair value which is determined based on the closing market price of the Class A common stock on the date of grant. The expense is recognized in the Company’s consolidated statement of operations on a straight-line basis over the requisite vesting period.

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.

Net Loss per Share

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding and potentially dilutive securities would have been anti-dilutive.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance should be applied prospectively. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities should be accounted for as an acquisition of a business or group of assets. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The guidance should be applied prospectively to any transactions occurring on or after the adoption date. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which simplifies certain aspects of the income tax accounting for Intra-Entity Transfers of Assets. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. The new guidance allows a reporting entity to recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The Company is currently in the process of evaluating the effect of this guidance on its consolidated financial statements and the related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to new accounting and reporting guidelines for leasing arrangements. The guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard is to be applied using a modified retrospective approach. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. In 2016 the FASB issued amendments on this guidance with the same effective date and transition guidance. The Company plans to adopt the new revenue standard in its first quarter of 2018 using the modified retrospective approach, which requires the cumulative impact of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of January 1, 2018, the date of adoption. Prior periods will not be retroactively adjusted.

The Company is currently in the process of finalizing the impact of the new standard on its accounting policies, processes and system requirements. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company expects that the adjustment from the adoption will result in a decrease to the accumulated deficit in the range of $32.0 million to $42.0 million.

The Company believes that the new standard will impact accounting for revenue arrangements as follows:

•

Revenue from the licensing of the Company’s technology and proprietary operating system to service operators and TV brands, will be recognized earlier and could result in greater variability in revenue recognition;

•

Revenue resulting from the variable consideration (e.g. revenue share from user subscriptions and media purchases through the platform or sale of branded channel buttons on its remote controls) outlined in content publisher arrangements is estimated and allocated for the entire contract period and then recognized based on the percentage of completion across various performance obligations; and

•	Expanded disclosures.

The Company expects revenue recognition related to players and advertising to remain relatively unchanged under the new guidance.

3. business combination

On September 6, 2017, the Company acquired all of the outstanding shares of a privately held technology company located in Denmark to enhance the Company’s player product offering, for an aggregate purchase price of $3.5 million. The Company paid $3.0 million of the aggregate purchase price at the time of acquisition with $0.5 million payable one year after acquisition date. In addition, the Company issued 0.1 million shares of its Class B common stock to two of the founders as part of a continuing services arrangement. The shares are subject to a right of repurchase which lapses over a three year period at varying prices per share. In addition, the Company incurred approximately $0.4 million of costs related to the acquisition which is included in the general and administrative expenses.

The preliminary purchase price allocation includes $1.4 million of goodwill and $2.2 million of identifiable intangible assets, which primarily consist of developed technology, with an expected useful life of approximately four years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not expected to be deductible for income tax purposes. The goodwill in this transaction is primarily attributable to the acquired workforce and expected operating synergies.

The results of operations of the acquired company are included in the results of the Company beginning on the date the acquisition was completed. Actual and pro forma results of operations have not been presented as the total amounts of revenue and net income are not material to the Company's consolidated results for all periods presented.

The Company recorded an expense of $0.2 million for amortization of intangible asset during the year ended December 31, 2017. The estimated future amortization expenses for intangible asset is $0.6 million, $0.6 million, $0.5 million and $0.3 million for the years ending in December 31, 2018, 2019, 2020 and 2021, respectively.

4. Balance sheet components

Balance sheet components consisted of the following:

Accounts Receivable, net: Accounts receivable, net consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Gross accounts receivable	$138,292	$95,686
Allowance for sales returns	(6,907)	(6,916)
Allowance for sales incentives	(10,442)	(8,503)
Other allowances	(390)	(794)
Total allowances	(17,739)	(16,213)
Total Accounts Receivable—net	$120,553	$79,473

Allowance for Sales Returns: Allowance for sales returns consist of the following activities:

	December 31, 2017	December 31, 2016
	(in thousands)
Beginning balance	$(6,916)	$(9,514)
Charged to revenue	(19,089)	(20,810)
Utilization of sales return reserve	19,098	23,408
Ending balance	$(6,907)	$(6,916)

Allowance for Sales Incentive: Allowance for sales incentive consisted of the following activities:

	December 31, 2017	December 31, 2016
	(in thousands)
Beginning balance	$(8,503)	$(7,642)
Charged to revenue	(44,264)	(36,626)
Utilization of sales incentive reserve	42,325	35,765
Ending balance	$(10,442)	$(8,503)

Property and Equipment, net: Property and equipment, net consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Computers and equipment	$11,631	$8,787
Leasehold improvements	8,437	4,201
Website and internal-use software	5,461	2,902
Office equipment and furniture	1,987	1,452
Total property and equipment	27,516	17,342
Accumulated depreciation and amortization	(12,780)	(7,814)
Property and Equipment, net	$14,736	$9,528

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and December 26, 2015 was $5.2 million, $5.3 million and $2.6 million, respectively.

Accrued Liabilities: Accrued liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Accrued royalty expense	$17,165	$14,940
Accrued inventory	2,382	4,274
Accrued payroll and related expenses	8,699	5,342
Accrued cost of revenue	12,210	7,264
Accrued payments to content publishers	24,037	8,554
Sales tax and tax related liabilities	751	769
Other accrued expenses	7,100	5,013
Total Accrued Liabilities	$72,344	$46,156

Deferred Revenue: Deferred revenue consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Player, current	$15,479	$13,611
Platform, current	19,022	10,341
Total deferred revenue, current	34,501	23,952
Player, non-current	5,837	5,215
Platform, non-current	42,674	23,869
Total deferred revenue, non-current	48,511	29,084
Total Deferred Revenue	$83,012	$53,036

5. FAIR VALUE DISCLOSURE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

Financial assets and liabilities measured using Level 1 inputs include accounts receivable, prepaid expenses, accounts payable and accrued liabilities.

•

Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

The Company does not use Level 2 inputs to measure any assets or liabilities.

•

Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company’s preferred stock warrant liability was measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the preferred stock warrant liability were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The Company did not have an outstanding preferred warrant liability as of December 31, 2017 as all preferred stock warrants were converted into common stock warrants pursuant to the IPO. A reconciliation of the preferred stock warrant liability measured and recorded at fair value on a recurring basis using significant unobservable inputs is as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
	(in thousands)
Convertible preferred stock warrant liability — beginning balance	$9,990	$10,878	$10,787
Fair value of new warrants issued	2,032	—	—
Change in fair value*	40,333	(888)	1,768
Reclassification to preferred stock upon exercise	—	—	(1,677)
Reclassification to APIC upon conversion to common warrants	(52,355)	—	—
Convertible preferred stock warrant liability — ending balance	$—	$9,990	$10,878

*	Recognized in the consolidated statements of operations within other expense—net.

Assets and liabilities that are measured at fair value on a non-recurring basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. There were no indicators of impairment that required a fair value analysis during the years ended December 31, 2017 and 2016.

6. DEBT

Bank—Term Loan

In July 2011, the Company amended its loan and security agreement (the “LSA”) with a financial institution (the “Bank”). The LSA provided for a term loan borrowing of $5.0 million, and a revolving line of credit of up to $7.5 million, both of which could be drawn on under certain conditions. The Company borrowed $4.5 million in July 2011. Advances under the term loan incurred a financing payment equal to 2% of the advance payable at the end of the loan, in addition to quarterly interest payments at a fixed annual rate of 10%. Borrowings on the line of credit bore interest at a premium of 1.75% over the bank’s prime rate. The length of the term loan borrowing was 48 months, and the length of the revolving line of credit was 12 months. The LSA was secured by all assets of the Company and the Company repaid the loan in July 2015.

The Company had previously amended the LSA at various dates and, in November 2014, replaced the LSA with an amended and restated loan and security agreement (the “Restated 2014 LSA”) providing advances under the revolving line of credit up to $30.0 million and extending the line of credit to September 30, 2016. Additionally, the Restated 2014 LSA provides for letters of credit to be issued up to the lesser of the available line of credit, reduced by outstanding advances and drawn but unreimbursed letters of credit, or $5.0 million. The Restated 2014 LSA agreement contains a financial covenant to maintain a minimum required adjusted quick ratio (calculated as the sum of cash maintained with the Bank and the Bank’s affiliates and net billed account receivable balances, divided by current liabilities plus all outstanding obligations to the Bank under the revolving line, less deferred revenue), and non-financial covenants including providing the audited annual financial statements to the bank within 180 days following the year end.

In May 2015, the Company entered into a first amendment to the Restated 2014 LSA with the Bank. The advances under the first amendment to the Restated LSA carry a floating per annum interest rate equal to the prime rate or the prime rate plus 2.5% depending on certain ratios. The first amendment further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue), greater than or equal to 1.1.

In June 2017, the Company entered into a second amendment to the Restated 2014 LSA. The advances under the second amendment carry a floating per annum interest rate equal to, at the Company’s option, (1) the prime rate or (2) LIBOR plus 2.75%, or the prime rate plus 1% depending on certain ratios. The extension further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue) greater than or equal to 1.25. The revolving line of credit terminates on June 30, 2019 at which time the principal amount of all outstanding advances becomes due and payable. As of December 31, 2017 and 2016, the Company was in compliance with all of the covenants in the amended Restated 2014 LSA.

The interest rate on the line of credit was 4.31% as of December 31, 2017 and 3.75% as of December 31, 2016. The Company had $0 and $15.0 million outstanding under the line of credit as of December 31, 2017 and 2016, respectively. The Company had $1.5 million and $0.9 million outstanding as letters of credit as of December 31, 2017 and 2016, respectively

In June 2017, the Company entered into a subordinated loan agreement (“2017 Agreement”) with the Bank. The 2017 Agreement provides for a term loan borrowing of $40.0 million, with a minimum of $25.0 million to be initially drawn at the close of the agreement and the remaining amount available for a 24 month period, to be drawn in no less than $5.0 million increments. Advances under the term loan incur a facility fee equal to 1% of the drawn borrowings, in addition to interest payments at an interest rate equal to, at the Company’s option, (1) the prime rate plus 3.5% or (2) LIBOR plus 6.5%, subject to a 1% LIBOR floor. Additionally, the borrowings incur payment in kind interest fees equal to 2.5%, accruing to the unpaid borrowings balance, compounded monthly. Payment in kind interest may be settled in cash, at the Company’s election, during the term or at maturity. The Company is also obligated to pay final payment fees ranging from 1% to 4% depending on the timing of the payment. The 2017 Agreement terminates on October 9, 2020. On October 31, 2017 the Company repaid the entire amount outstanding, and subsequently terminated the 2017 Agreement. The Company recorded a loss of $2.3 million as a result of early extinguishment of debt.

In connection with the 2017 Agreement the Company issued 0.4 million warrants to purchase shares of Series H convertible preferred stock, with an exercise price of $9.17340. The warrants are exercisable up to ten years from the date of issuance. Upon the repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, the Company cancelled 0.1 million warrants to purchase Class B common stock that were contingent on future borrowings.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

As of December 31, 2016 convertible preferred stock consisted of the following:

	December 31, 2016
Series	Price	Shares Authorized	Shares Outstanding	Liquidation Preference
	(in thousands, except price per share data)
A	$0.36312	23,020	23,020	$8,359
B	0.93808	6,396	6,396	6,000
C-1	0.54109	9,240	9,240	5,000
C-2	0.64931	8,950	7,700	5,000
D	2.37840	4,686	4,205	10,000
E	4.35679	11,161	11,075	48,250
F	5.43396	11,042	11,042	60,000
G	7.79730	3,206	3,206	25,000
H	9.17340	6,667	4,960	45,500
Total		84,368	80,844	$213,109

Upon the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80.8 million shares of Class B common stock on a one-to-one basis.

On October 2, 2017, the Company filed an Amended and Restated Certificate of Incorporation, which authorized the issuance 10 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors (the “Board”) at the time of issuance of such shares. As of December 31, 2017, there were no shares of preferred stock issued and outstanding

Common Stock

The Company’s Amended and Restated Certificate of Incorporation filed on October 2, 2017, established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO, including shares of common stock issued upon the conversion of the convertible preferred stock, were converted into an equivalent number of shares of Class B common stock.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and are generally automatically converted into shares of the Company's Class A common stock upon sale or transfer. Shares issued in connection with exercises of stock options, vesting of restricted stock units, or shares purchased under the employee stock purchase plan are generally automatically converted into shares of the Company’s Class A common stock. Shares issued in connection with an exercise of the common stock warrants are converted into shares of the Company’s Class B common stock.

Common Stock Reserved For Issuance

At December 31, 2017, the Company had reserved shares of common stock for issuance as follows:

December 31, 2017
(in thousands)
Conversion of outstanding warrants	184
Common stock awards issued under equity incentive plan	26,608
Common stock awards available for grant under equity incentive plan	12,202
Total	38,994

Equity Incentive Plans

The 2008 Equity Incentive Plan (the “2008 Plan”) became effective in February 2008. The 2008 Plan allowed for the grant of incentive stock options to our employees and any of our subsidiary corporations’ employees and for the grant of non-statutory stock options and restricted stock awards to our employees, officers, directors and consultants. Options granted under the 2008 Plan were granted at a price per share equivalent to the fair market value on the date of grant. Recipients of option grants under the 2008 Plan who possess more than 10% of the combined voting power of the Company (a “10% Shareholder”) are subject to certain limitations, and incentive stock options granted to such recipients were at a price no less than 110% of the fair market value at the date of grant. Options under the 2008 Plan generally vest over four years and have a term of 10 years.

Upon the closing of the Company’s IPO, the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “2017 Plan”). No further shares would be issued under the 2008 Plan at the time the 2017 Plan became effective. The 2017 Plan became effective in September 2017. The 2017 Plan provides for the grant of incentive stock options to our employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity compensation to our employees, directors and consultants. Options under the 2017 Plan generally vest over four years and have a term of 10 years.

The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands, except price per share data)
Balance, December 27, 2014 - outstanding	14,077	$2.01	7.2	—
Granted	7,203	5.82	—	$2.58
Exercised	(797)	1.10	—	—
Forfeited and expired	(633)	3.88	—	—
Balance, December 26, 2015	19,850	3.37	7.1	—
Granted	4,039	6.35	—	2.71
Exercised	(125)	3.49	—	—
Forfeited and expired	(1,429)	4.54	—	—
Balance, December 31, 2016	22,335	3.66	6.6	—
Granted	6,083	7.88	—	3.73
Exercised	(963)	2.54	—	—
Forfeited and expired	(1,119)	5.85	—	—
Balance, December 31, 2017 - outstanding	26,336	$4.59	6.4	—	$1,242,901

Options exercisable at December 31, 2017	15,311	$3.00	4.6	—	$746,939

The total intrinsic value of options exercised in the years ended December 31, 2017, 2016 and December 26, 2015 was $20.4 million, $0.4 million, and $3.9 million, respectively, and represents the difference between the fair value of the Company’s common stock at the dates of exercise and the exercise price of the options.

Early Exercise of Stock Options

The 2008 Plan allows employees to exercise options granted prior to vesting, if approved by the Company’s Board of Directors. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds from the early exercise of stock options are initially recorded as an accrued liability and reclassified to stockholders’ equity as the Company’s repurchase right lapses. The number of unvested shares subject to repurchase that were outstanding as of December 31, 2017, 2016 and December 26, 2015 were not material.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Generally, stock options granted to employees vest 25% after one year and then 1/48th monthly thereafter, and restricted stock units issued generally vest 25% after one year and then 1/16th quarterly thereafter, and have a term of ten years.

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and December 26, 2015:

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
	(in thousands)
Cost of player revenue	$145	$136	$90
Cost of platform revenue	81	224	54
Research and development	4,714	2,766	1,685
Sales and marketing	2,817	2,292	1,678
General and administrative	3,196	2,788	1,777
Total stock-based compensation	$10,953	$8,206	$5,284

The fair value of options granted under the 2008 Plan and 2017 Plan is estimated on the grant date using the Black-Scholes option-valuation model. This valuation model for stock-based compensation expense requires the Company to make certain assumptions and judgments about the variables used in the calculation, including the expected term, the expected volatility of the Company’s common stock, an assumed risk-free interest rate, and expected dividends. In addition to these assumptions, the Company also estimated a forfeiture rate of unvested stock options to calculate the stock-based compensation expense prior to January 1, 2017. Beginning January 1, 2017, the Company began recognizing forfeitures as they occur with the adoption of the new guidance related to accounting for stock-based payment award transactions. The impact of the change was not material to the financial statements.

Fair Value of Common Stock

Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our Board of Directors. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our Board of Directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date, including but not limited to the prices, rights, preferences and privileges of our preferred stock relative to the common stock,  our operating and financial performance, current business conditions and projections, our stage of development, likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an IPO or sale of our company, given prevailing market conditions, any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options, the market performance of comparable publicly-traded companies, the U.S. and global capital market conditions.

Subsequent to our IPO, we use the market closing price for our Class A common stock as reported on The NASDAQ Global Select Market on the date of grant. The Company uses the straight-line method for expense recognition.

Expected Term

The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the simplified method as described in ASC Topic 718-10-S99-1, SEC Materials SAB Topic 14, Share-Based Payment.

Expected Volatility

The Company’s volatility factor is estimated using several comparable public company volatilities for similar option terms.

Expected Dividends

The Company has never paid cash dividends and has no present intention to pay cash dividends in the future, and as a result, the expected dividends are $0.

Risk-Free Interest Rate

The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equivalent to the estimated life of the stock-based awards. Where the expected term of the Company’s stock-based awards does not correspond with the term for which an interest rate is quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.

The assumptions used to value stock-based awards granted during the years ended December 31, 2017, 2016 and December 26, 2015 are as follows:

Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
Dividend rate	—	—	$—
Expected term (in years)	5.3 - 6.5	5.3 - 6.5	6.1
Risk-free interest rate	1.87 - 2.25%	1.33 - 1.95%	1.39 - 1.90%
Expected volatility	39 - 44%	44 - 46%	43 - 46%
Fair value of common stock	$2.56 - $18.46	$5.64 - $6.60	$5.64 - $7.02

As of December 31, 2017, the Company had $32.3 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.7 years.

Stock Option Repricing

In November 2016, the Company’s Board of Directors approved a common stock option repricing program whereby previously granted and unexercised options held by current employees with exercise prices above $5.64 per share were repriced on a one-for-one basis to $5.64 per share which represented the fair value of the Company’s common stock as of the date of the repricing. There was no other modification to the vesting schedule of the previously issued option. As a result, 5.1 million unexercised options originally granted to purchase common stock at prices ranging from $5.70 to $7.02 per share were repriced under this program.

We treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The repricing resulted in incremental stock-based compensation of $1.0 million. Expense related to vested shares of $0.1 million was expensed on the repricing date and the remaining $0.9 million related to unvested shares is being amortized over the remaining vesting period of such options.

Restricted Stock Units

Pursuant to the 2017 Plan, the Company issued restricted stock units to employees. Restricted stock unit activity for the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except price per share data)
Balance, December 31, 2016 - outstanding	—	$—
Awarded	274	43.55
Released	—	—
Forfeited	(2)	43.55
Balance, December 31, 2017 - outstanding	272	$43.55

The grant-date fair value of restricted stock units granted during the year ended December 31, 2017 was $11.9 million. Total unrecognized compensation cost related to restricted stock units awarded to employees was $11.6 million, which the Company expects to recognize over 3.9 years.

Common Stock Warrants

In July 2017 the Company issued 0.4 million shares of Class B common stock upon exercise of 0.4 million Class B common stock warrants issued in 2009.

Convertible Preferred Stock Warrants

Immediately prior to the IPO, outstanding convertible preferred stock warrants were as follows:

Series	Number Outstanding IPO closing date	Number Outstanding December 31, 2016	Issuance Date	Exercise Price	Original Term
	(in thousands, except price per share data)
C-2	1,250	1,250	July 13, 2011	$0.64931	10 years
D	250	250	October 17, 2011	2.37840	10 years
D	168	168	March 12, 2012	2.37840	10 years
D	63	63	April 27, 2012	2.37840	10 years
E	86	86	April 27, 2012	3.48546	10 years
H	409	—	June 9, 2017	9.17340	10 years
Total	2,226	1,817

Upon the closing of the Company’s IPO, all outstanding convertible preferred stock warrants automatically converted to Class B common stock warrants.  As a result of the conversion, the Company revalued the convertible preferred stock warrants as of the completion of the IPO and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further re-measurements as the Class B common stock warrants are now deemed permanent equity.

After the conversion, 1.9 million Class B common stock warrants were exercised and 0.1 million shares were cancelled during the year ended December 31, 2017. Since the contracts allowed for a net settlement for Class B common stock, the Company issued 1.8 million shares of Class B common stock upon exercise. As of December 31, 2017, 0.2 million Class B common stock warrants are outstanding.

Prior to the IPO, the Company valued convertible preferred stock warrants using the following assumptions in the Black-Scholes model:

Year Ended
	December 31, 2016	December 26, 2015
Dividend rate	$—	$—
Expected term (in years)	3.2 - 3.9	3.3 - 3.8
Risk-free interest rate	0.7% - 1.6%	1.1% - 1.4%
Expected volatility	46.2% - 47.8%	42.0% - 46.9%

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has operating lease agreements for office, research and development and sales and marketing space in the United States, the United Kingdom (“U.K.”), Denmark, and China, with expiration dates from May 2017 to February 2021.

Rent expense for the years ended December 31, 2017, 2016 and December 26, 2015 was $6.9 million, $4.6 million and $4.2 million, respectively. Future minimum lease payments under all operating leases as of December 31, 2017, are as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2018	$11,683
2019	11,764
2020	10,678
2021	1,112
2022	1,090
Thereafter	2,229
Less: Sublease rental income	(5,153)
Total	$33,403

The total approximate future minimum lease payments is primarily comprised of lease payments for two office locations. The first is for the Company’s headquarters facilities in Los Gatos, California, which expires in 2020 and has future operating lease obligations of $19.2 million. The second is for the Company’s prior headquarters facility in Saratoga, California, which expires in 2020 and has future operating lease obligations of $7.5 million.

In connection with its leased facilities the Company recognized a liability for asset retirement obligations in 2015 representing the present value of estimated costs to be incurred at lease expiration. The liability for asset retirement obligations was $0.5 million and $0.3 million as of December 31, 2017 and 2016, respectively.

Manufacturing Purchase Commitments

The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. One major vendor has contracts that are noncancelable or have varying provisions regarding cancellation. As of December 31, 2017 and 2016, the Company had $75.2 million and $64.3 million purchase commitments for inventory, respectively.

The Company records a liability for noncancelable purchase commitments in excess of its future demand forecasts. The Company recorded $0.6 million and $2.0 million for these purchase commitments in “Accrued liabilities” at December 31, 2017 and 2016, respectively.

Content License Purchase Commitments

The Company licenses certain content for users to access through The Roku Channel. An obligation for licensing of content is incurred at the time the Company enters into an agreement to obtain future titles and the cost of the content is known. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. At December 31, 2017, the amount recorded as obligations in “Accrued liabilities” for license purchase commitments were not material. At December 31, 2017, the Company had $1.1 million of obligations that are not reflected on the financial statements as they do not yet meet the criteria for asset and liability recognition.

Loss from Exit of Facilities

In January 2016, the Company moved its headquarters facilities to Los Gatos, California from Saratoga, California. The Company has entered into subleases for a portion of the former headquarters and expects to sublease the remaining portion for the remainder of the lease period. In connection with the move, the Company recognized a facilities exit charge for the estimated loss on the sublease in its “Operating Expenses”. The estimated loss is comprised of the remaining fair value of lease obligations and related expenses for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, which end in the year ending December 31, 2020. Projected sublease income is based on management’s estimates, which are subject to change.

A summary of the Company’s exit liability activity for the year ended December 31, 2017 and 2016, is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Beginning balance	$2,085	$-
Change in estimated loss from exit	525	3,804
Non-cash adjustment	-	1,120
Amortization of liability	(1,831)	(2,839)
Ending balance	$779	$2,085

The Company recorded $0.7 million of the above lease liability in “Accrued liabilities” and the remaining $0.1 million in “Other long-term liabilities” at December 31, 2017.

Letters of Credit

As of December 31, 2017 the Company had irrevocable letters of credit outstanding in the amount of $1.5 million for the benefit of a landlord related to noncancelable facilities leases. The letters of credit expire on various dates in 2018.

Contingencies

The Company may be involved in disputes or litigation matters that arise in the ordinary course of business. Management is not aware of any dispute that it believes would have a material adverse effect on its business, operating results, cash flows or financial condition.

Indemnification

Many of the Company’s agreements include certain provisions for indemnifying content publishers, licensees, contract manufacturer and suppliers if the Company’s products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. To date, the Company has not incurred any material costs as a result of such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements.

Player Warranties

Upon issuance of a standard player warranty, the Company recognizes a liability for the obligation it assumes under the warranty. As of December 31, 2017, 2016 and December 26, 2015 the accrued warranty reserve was immaterial.

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

The Company offered customers separately priced optional-extended warranties through 2016. The Company defers and amortizes revenue associated with the sales of the extended warranties over the warranty period. As of December 31, 2017, 2016 and December 26, 2015, the extended warranty deferred revenue was immaterial.

9. INCOME TAXES

The components of loss before income taxes consist of the following:

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
	(in thousands)
United States	$(63,831)	$(42,977)	$(41,696)
Foreign	637	430	1,232
Net loss before income taxes	$(63,194)	$(42,547)	$(40,464)

The income tax expense consisted of the following:

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
	(in thousands)
Current:
Federal	$—	$—	$—
State	89	50	71
Foreign	674	160	76
	763	210	147
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(448)	1	—
Total	$315	$211	$147

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
U.S. federal income tax at statutory rate	34.0%	34.0%	34.0%
U.S. state and local income taxes	(0.2)	(0.1)	(0.2)
Change in valuation allowance	19.0	(36.9)	(33.7)
Federal research and development tax credit	5.2	4.8	3.9
Convertible preferred stock warrants	(21.7)	0.7	(1.5)
Stock-based compensation	1.2	(2.5)	(1.7)
Permanent items	(1.1)	(0.2)	(1.1)
Foreign rate differential	0.2	—	0.4
Tax rate change	(36.4)	—	—
Other	(0.7)	(0.2)	(0.5)
Effective tax rate	(0.5)%	(0.4)%	(0.4)%

Significant components of the Company’s deferred income tax assets and liabilities consist of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$34,843	$46,954
Reserves and accruals	13,577	15,575
Research and development credits	15,475	10,555
Depreciation and amortization	288	1,568
Stock-based compensation	4,098	4,068
Total deferred tax assets	68,281	78,720
Valuation allowance	(68,219)	(78,695)
Net deferred tax assets	$62	$25

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of December 31, 2017, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in the U.K., China and Denmark.

For federal and state income tax reporting purposes, respective net operating loss carryforwards of $135.2 million and $104.1 million are available to reduce future taxable income, if any. These net operating loss carryforwards will begin to expire in 2028 for federal and state income tax purposes.

During the year ended December 31, 2017 the Company adopted the requirements of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share -Based Payment Accounting, issued by the FASB that simplifies the accounting for certain aspects of stock-based payments to employees. As a result of adoption, the previously unrecognized U.S. excess tax benefits of $1.3 million were recorded as a deferred tax asset, which was fully offset by a valuation allowance resulting in no impact to the accumulated deficit.

As of December 31, 2017, the Company has research and development tax credit carryforwards of $13.4 million and $9.1 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will begin to expire in 2028. The state tax credits can be carried forward indefinitely.

The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a statutorily defined significant change in ownership. Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to an ownership change, as defined by section 382 of the Code. The Company completed a recent study to assess whether any section 382 ownership change has occurred since the Company’s formation. Based on the study, the Company had a section 382 ownership change on December 18, 2009 and tax attributes generated by the Company through the ownership change date are subject to the limitation. The Company has determined that there is no additional ownership change since December 18, 2009.

The total amount of unrecognized tax benefits as of December 31, 2017 is $5.8 million which is fully composed of research and development credits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Unrecognized tax benefits at beginning of year	$4,368	$2,917
Gross increase for tax positions of current years	1,475	1,246
Gross increase for tax positions of prior year	—	205
Gross decrease for tax positions of prior years	—	—
Unrecognized tax benefits balance at end of year	$5,843	$4,368

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. As of December 31, 2017, there were no accrued interest and penalties related to uncertain tax positions.

None of the Company’s unrecognized tax benefit, if recognized, would affect its effective tax rate. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. These audits include questioning the timing and amount of deductions; the nexus of income among various tax jurisdictions; and compliance with federal, state, and local tax laws. The Company is not currently under audit by the Internal Revenue Service or other similar state and local authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act reduces the US federal corporate tax rate from 35% to 21%, imposes a one-time repatriation tax, and numerous other provisions transitioning to a territorial system.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Based on provisions of the Tax Act, the Company remeasured the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The estimated amount of the re-measurement of our deferred tax balance was $23.0 million. However, as the Company recognizes a valuation allowance on deferred tax assets if it is more likely than not that the assets will not be realized in future years there is no impact to effective tax rate, as any change to deferred taxes would be offset by valuation allowances.

The one-time repatriation tax is based on the Company's post-1986 earnings and profits (E&P) that were previously deferred from US income taxes.  The one-time repatriation tax did not result in additional tax liability for the Company as the Company has sufficient net operating loss to offset the estimated foreign earnings.

As a result of the one-time repatriation tax, the Company has not provided for any foreign withholding tax for any undistributed earnings of its foreign subsidiaries as of December 31, 2017.  The Company has not yet made a determination of indefinite reinvestment assertion in light of the Tax Act and considers the conclusion to be incomplete under guidance issued by the SEC. The Company expects to reach a final determination within the measurement period in accordance with SAB 118.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the year ending December 31, 2018.

The Act creates a new requirement that global intangible low-taxed income (GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We have not yet made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

10. RELATED-PARTY TRANSACTIONS

The Company has agreements with one of the Company’s strategic investors. In the years ended December 31, 2017, 2016 and December 26, 2015 the Company recorded $0.6 million, $0.7 million and $0.5 million of revenue from sales to this investor. The Company had receivable balances of $0.5 million and $0.1 million related to these sales at December 31, 2017 and 2016, respectively.

In addition, a member of the Company’s Board of Directors is a senior vice president at an operating unit of one of the strategic investors. The Company recorded expenses of $0.4 million in operating expenses from transactions with this investor for the year ended December 31, 2017. There were no transactions with this investor for the year ended December 31, 2016.

11. RETIREMENT PLANS

The Company maintains a 401(k) tax deferred saving plan (the “Savings Plan”) for the benefit of qualified employees. Qualified employees may elect to make contributions to the Savings Plan on a biweekly basis, subject to certain limitations. The Company may make contributions to the Savings Plan at the discretion of the Board of Directors. No contributions were made for the years ended December 31, 2017, 2016 and December 26, 2015.

In 2014, the Company established a defined contribution plan in the U.K. for its U.K.-based employees. The Company contributed $0.3 million, $0.2 million and $0.2 million to the plan for years ended December 31, 2017, 2016, and December 26, 2015, respectively.

12. NET LOSS PER SHARE

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

Basic and diluted net loss per share of common stock allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the years ended December 31, 2017, 2016 and December 26, 2015, diluted net loss per common share is the same as the basic net loss per share for those years.

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

The table presents the calculation of basic and diluted net loss per share as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
	(in thousands, except per share data)
Numerator:
Net loss allocable to common stockholders	$(63,509)	$(42,758)	$(40,611)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	28,308	4,746	4,030
Net loss per share, basic and diluted	$(2.24)	$(9.01)	$(10.08)

The potential common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
	(in thousands)
Equity awards to purchase common stock	26,608	22,335	19,850
Unvested shares of common stock issued upon early exercise of stock options	57	3	12
Warrants to purchase common stock	184	375	542
Warrants to purchase convertible preferred stock	-	1,817	1,817
Convertible preferred stock	-	80,844	80,844
Total	26,849	105,374	103,065

13. SEGMENT INFORMATION

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

The Company reports its financial results consistent with the manner in which financial information is viewed by management for decision-making purposes. The Company does not manage operating expenses such as research and development, sales and marketing and general and administrative expenses at the segment level.

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

The Company is organized into two reportable segments as follows:

Player

Consists primarily of net sales of streaming media players and accessories through retailers and distributors, as well as directly to customers through the Company’s website.

Platform

Consists primarily of fees received from advertisers and content publishers, and from licensing the Company’s technology and proprietary operating system with TV brands and service operators. Platform revenue primarily includes fees earned from the sale of digital advertising and revenue share from new or recurring user subscriptions activated through the Company’s platform and revenue share from user purchases of content publishers’ media through its platform. The Company also earns revenue from the sale of branded channel buttons on player and TV remote controls.

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

Customers accounting for 10% or more of segment revenue, net, were as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 26, 2015
Player segment revenue
Customer A	15%	18%	19%
Customer B	12	11	12
Customer C	34	32	26

Platform segment revenue
Customer B	* %	15%	31%
Customer F	*	*	11
Customer E	13%	10	*
* Less than 10%

Revenue in international markets was less than 10% in each of the periods presented. Substantially all Company assets were held in the United States and were attributable to the operations in the United States as of December 31, 2017 and 2016.

14. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net income (loss) and earnings per share by quarter for the years ended December 31, 2017 and 2016. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Oct 1, 2016	Jul 2, 2016	Apr 2, 2016
	(in thousands, except per share amounts)
Total Revenue	$188,261	$124,782	$99,627	$100,093	$147,340	$89,053	$83,809	$78,447
Gross Profit	73,461	49,895	37,637	38,840	44,663	26,050	25,076	25,256
Net income (loss)	6,941	(46,235)	(15,513)	(8,702)	3,227	(12,743)	(14,109)	(19,133)
Net income attributable to participating securities	-	-	-	-	3,227	-	-	-
Net income (loss) attributable to common stockholders	6,941	(46,235)	(15,513)	(8,702)	-	(12,743)	(14,109)	(19,133)
Basic net income (loss) per share attributable to common stockholders	0.07	(8.79)	(3.18)	(1.79)	-	(2.66)	(2.98)	(4.10)
Diluted net income (loss) per share attributable to common stockholders	0.06	(8.79)	(3.18)	(1.79)	-	(2.66)	(2.98)	(4.10)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the Jumpstart Our Business Startups Act, or JOBS Act, for “emerging growth companies.” due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2017.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 of this Report.

(a)(2) Financial Statement Schedule

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38211	3.1	10/3/2017
3.2	Amended and Restated Bylaws	S-1/A	333-220318	3.4	9/18/2017
4.1	Amended and Restated Investor Rights Agreement, by and among Roku, Inc. and the investors listed on Exhibit A thereto, dated November 9, 2015.	S-1	333-220318	10.1	9/1/2017
4.2	Amendment to the Amended and Restated Investor Rights Agreement, dated March 6, 2017.	S-1	333-220318	10.2	9/1/2017
10.1 +	Roku, Inc. 2008 Equity Incentive Plan.	S-1	333-220318	10.3	9/1/2017
10.2 +	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan.	S-1	333-220318	10.4	9/1/2017
10.3 +	Roku, Inc. 2017 Equity Incentive Plan.	S-1/A	333-220318	10.5	9/18/2017
10.4 +	Forms of Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.	S-1/A	333-220318	10.6	9/18/2017
10.5 +	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan.	S-1/A	333-220318	10.7	9/18/2017
10.6 +	Roku, Inc. 2017 Employee Stock Purchase Plan.	S-1/A	333-220318	10.8	9/18/2017
10.7 +	Warrant to Purchase Stock, by and between Roku, Inc. and Pearl Street Technology Finance I Onshore LP, dated June 9, 2017.	S-1	333-220318	10.22	9/1/2017
10.8 +	Warrant to Purchase Stock, by and between Roku, Inc. and Westriver Mezzanine Loans—Loan Pool V, LLC, dated June 9, 2017.	S-1	333-220318	10.24	9/1/2017
10.9 +	Form of Indemnification Agreement, by and between Roku, Inc. and each of its directors and executive officers.	S-1A	333-220318	10.9	9/18/2017
10.10 +	Employment Terms Agreement, by and between Roku, Inc. and Stephen Kay, dated November 15, 2013.	S-1	333-220318	10.9	9/1/2017
10.11 +	Employment Terms Agreement, by and between Roku, Inc. and Stephen Shannon, dated August 29, 2012.	S-1	333-220318	10.10	9/1/2017
10.12 +	Employment Terms Agreement, by and between Roku, Inc. and Steve Louden, dated June 11, 2015.	S-1	333-220318	10.11	9/1/2017
10.13 +	Employment Terms Agreement, by and between Roku, Inc. and Charles Smith, dated August 27, 2012.	S-1	333-220318	10.12	9/1/2017
10.14 +	Employment Terms Agreement, by and between Roku, Inc. and Scott Rosenberg, dated October 30, 2012.	S-1	333-220318	10.13	9/1/2017

10.15 +	Roku, Inc. Severance Benefit Plan.	S-1	333-220318	10.25	9/1/2017
10.16	Sublease for 170/180 Knowles Drive, by and between Roku, Inc. and Netflix, Inc., dated August 18, 2015.	S-1	333-220318	10.26	9/1/2017
10.17	Sublease for 100 Winchester Circle, by and between Roku, Inc. and Netflix, Inc., dated August 18, 2015.	S-1	333-220318	10.27	9/1/2017
10.18	Sublease for 150 Winchester Circle, by and between Roku, Inc. and Netflix, Inc., dated August 18, 2015.	S-1	333-220318	10.28	9/1/2017
10.19 +	Independent Contractor Services Agreement by and between Roku, Inc. and Neil Hunt, dated September 10, 2017.	S-1/A	333-220318	10.30	9/18/2017
10.20	Amended and Restated Loan and Security Agreement, by and between Roku, Inc. and Silicon Valley Bank, dated November 18, 2014.	S-1	333-220318	10.14	9/1/2017
10.21	First Amendment to Amended and Restated Loan and Security Agreement, by and between Roku, Inc. and Silicon Valley Bank, dated May 14, 2015.	S-1	333-220318	10.15	9/1/2017
10.22	Second Amendment to Amended and Restated Loan and Security Agreement, by and between Roku, Inc. and Silicon Valley Bank, June 9, 2017.	S-1	333-220318	10.16	9/1/2017
10.23	Subordinated Loan and Security Agreement, by and between Roku, Inc. and Silicon Valley Bank, dated June 9, 2017.	S-1	333-220318	10.17	9/1/2017
21.1	List of Subsidiaries of the Roku, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	XBRL Taxonomy Extension Definition.					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

* These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Roku, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

+Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2018.

Roku, Inc.

By:	/s/ Anthony Wood

Anthony Wood
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steve Louden

Steve Louden
Chief Financial Officer
(Principal Financial Officer)