Form 10-Q
period 2018-03-31
ROKU, INC
filed 2018-05-11
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2018, the registrant had 48,906,481 of Class A common stock, $0.0001 par value per share, and 52,680,176 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	our ability to attract and retain users and increase hours streamed;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain additional TV brands and service operators to license our technology;
•	our ability to license popular content on our platform on favorable terms, or at all, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits or the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments, including developing integrations with our platform partners;
•	our ability to develop and launch new streaming products and provide ancillary services and support;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	security breaches and system failures;
•	our ability to maintain, protect and enhance our intellectual property; and
•

our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally, including compliance with the EU General Data Protection Regulation, or GDPR.

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

ii

You should not rely upon forward-looking statements as predictions of future events.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash	$160,750	$177,250
Accounts receivable, net of allowances	106,094	120,553
Inventories	38,062	32,740
Prepaid expenses and other current assets	30,546	11,367
Deferred cost of revenue, current portion	1,359	3,007
Total current assets	336,811	344,917
Property and equipment, net	16,835	14,736
Deferred cost of revenue, non-current portion	—	5,403
Intangible assets, net	1,892	2,030
Goodwill	1,382	1,382
Other non-current assets	3,560	3,429
Total Assets	$360,480	$371,897
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$111,776	$128,757
Deferred revenue, current portion	33,948	34,501
Total current liabilities	145,724	163,258
Deferred revenue, non-current portion	13,549	48,511
Other long-term liabilities	7,731	7,849
Total Liabilities	167,004	219,618
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	10	10
Additional paid-in capital	445,139	435,607
Accumulated deficit	(251,673)	(283,338)
Total stockholders’ equity	193,476	152,279
Total Liabilities and Stockholders’ Equity	$360,480	$371,897

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net Revenue:
Platform	$75,077	$36,415
Player	61,499	63,678
Total net revenue (See Note 10)	136,576	100,093
Cost of Revenue:
Platform	21,666	8,343
Player	51,798	52,910
Total cost of revenue	73,464	61,253
Gross Profit:
Platform	53,411	28,072
Player	9,701	10,768
Total gross profit	63,112	38,840
Operating Expenses:
Research and development	34,126	22,342
Sales and marketing	20,318	14,055
General and administrative	15,570	10,278
Total operating expenses	70,014	46,675
Loss from Operations	(6,902)	(7,835)
Other Income (Expense), Net:
Interest expense	(51)	(167)
Change in fair value of preferred stock warrant liability	—	(735)
Other income, net	448	83
Total other income (expense), net	397	(819)
Loss Before Income Taxes	(6,505)	(8,654)
Income tax expense	129	48
Net Loss Attributable to Common Stockholders	$(6,634)	$(8,702)
Net loss per share attributable to common stockholders—basic and diluted	$(0.07)	$(1.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	99,488	4,850

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance—December 31, 2017	99,157	$10	$436,278	$(671)	$(283,338)	$152,279
Vesting of early exercised stock options	—	—	106	—	—	106
Issuance of common stock upon exercise of stock options, net	1,670	—	5,049	(52)	—	4,997
Issuance of common stock pursuant to exercise of common warrants, net	141	—	—	—	—	—
Stock-based compensation expense	—	—	4,429	—	—	4,429
Adoption of ASU 2016-16 (See Note 1)	—	—	—	—	(40)	(40)
Adoption of ASU 2014-09 (See Note 10)	—	—	—	—	38,339	38,339
Net loss	—	—	—	—	(6,634)	(6,634)
Balance—March 31, 2018	100,968	$10	$445,862	$(723)	$(251,673)	$193,476

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(6,634)	$(8,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,656	1,247
Stock-based compensation expense	4,429	2,175
Provision for doubtful accounts	201	161
Change in fair value of preferred stock warrant liability	—	735
Noncash interest expense	—	20
Loss from exit of facilities	129	—
Changes in operating assets and liabilities:
Accounts receivable	26,986	18,251
Inventories	(5,430)	5,712
Prepaid expenses and other current assets	(11,643)	(2,572)
Deferred cost of revenue	2,090	(425)
Other noncurrent assets	(353)	(2,949)
Accounts payable and accrued liabilities	(18,474)	(2,892)
Other long-term liabilities	(118)	3,797
Deferred revenue	(7,476)	11,681
Net cash provided by (used in) operating activities	(14,637)	26,239
Cash flows from investing activities:
Purchase of property and equipment	(3,407)	(1,560)
Net cash used in investing activities	(3,407)	(1,560)
Cash flows from financing activities:
Repayments of borrowings	—	(15,000)
Proceeds from exercise of stock options, net of repurchases	1,544	473
Net cash provided by (used in) financing activities	1,544	(14,527)
Net Increase (Decrease) In Cash	(16,500)	10,152
Cash—Beginning of period	177,250	34,562
Cash—End of period	$160,750	$44,714
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$136
Cash paid for income taxes	$180	$29
Supplemental disclosures of noncash investing and financing activities:
Unpaid portion of property and equipment purchases	$1,460	$1,166

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

Initial Public Offering

On October 2, 2017, the Company completed its initial public offering (“IPO”) of Class A common stock, in which it sold 10.4 million shares, including 1.4 million shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $14.00 per share for net proceeds of $134.8 million, after deducting underwriting discounts and commissions of $10.1 million. Upon the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80.8 million shares of Class B common stock and all outstanding convertible preferred stock warrants automatically converted to Class B common stock warrants on a one-for-one basis. The Company has two classes of authorized common stock – Class A common stock and Class B common stock. Class A common stock entitles holders to one vote per share, and Class B common stock entitles holders to 10 votes per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

There have been no material changes in the Company’s significant accounting policies, other than the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2016-16, Income taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) described below and in Note 10, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Judgements and Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), added new areas of judgements and estimates such as determination of performance obligations, variable consideration and standalone selling price. Other significant items subject to estimates include revenue recognition for multiple element arrangements, determination of revenue reporting as net versus gross, sales return reserves, customer incentive programs, inventory valuation, the valuation of deferred income tax assets, the recognition and disclosure of contingent liabilities, stock-based compensation and the fair value of assets and liabilities acquired in business combinations. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Loss

Comprehensive loss is equal to the net loss for all periods presented.  Therefore, the consolidated statements of comprehensive loss has been omitted from the condensed consolidated financial statements.

Concentrations

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Customer B	10%	13%
Customer C	17	21
Customer E	*	13
Customer G	11	*

Customers accounting for 10% or more of the Company’s accounts receivable were as follows:

	As of
	March 31, 2018	December 31, 2017
Customer C	11%	* %
Customer D	16	16

*	Less than 10%

Content Licensing Fees

The Company licenses content for viewing on The Roku Channel. The licensing arrangements can be for a fixed fee and/or advertising revenue share with specific windows of content availability. The Company capitalizes the content fees and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the content is known and the content is accepted and available for streaming. The Company amortizes licensed content assets into “Cost of Revenue, Platform” over the contractual window of availability.

As of March 31, 2018, $0.1 million content met these requirements and is included in “Prepaid expenses and other current assets”.

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“new revenue standard”) using the modified retrospective method. The Company applied the new revenue standard to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 10 for the detail on the impact of adoption.

On January 1, 2018, the Company adopted guidance in ASU 2016-16, Income taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), using the modified retrospective method. The new guidance allows a reporting entity to recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The adoption of this guidance resulted in a decrease in prepaid expense and other current assets and an increase to the accumulated deficit in amounts that were not material.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance should be applied prospectively. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to new accounting and reporting guidelines for leasing arrangements. The guidance requires recognition of right-to-use lease assets and lease liabilities for all leases (with the exception of short-term leases) on the balance sheet of lessees. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard is to be applied using a modified retrospective approach. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

Fair Value Measurements

Level 1—Quoted prices in active markets for identical assets or liabilities.

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

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company does not use Level 3 inputs to measure any assets or liabilities as of March 31, 2018 and December 31, 2017. During the year ended December 31, 2017, Level 3 instruments consisted of the Company’s preferred stock warrant liability in which the fair value was measured upon issuance and at each reporting date. Pursuant to the IPO, all preferred stock warrants were converted into Class B common stock warrants, which did not require further re-measurements as they were deemed permanent equity.

Inputs used to determine the estimated fair value of the convertible preferred stock warrant liability as of the valuation date included remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability were the fair value of the underlying stock at the valuation date for periods prior to the IPO and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term resulted in a directionally similar impact to the fair value measurement.

The following table represents the activity of the fair value of Level 3 instruments (in thousands):

Three Months Ended
March 31, 2017
Convertible preferred stock warrant liability — beginning balance	$9,990
Fair value of new warrants issued	—
Change in fair value of preferred stock warrant liability	735
Convertible preferred stock warrant liability — ending balance	$10,725

3. BUSINESS COMBINATIONS

On September 6, 2017, the Company acquired all of the outstanding shares of a privately held technology company located in Denmark to enhance the Company’s product offerings, for an aggregate purchase price of $3.5 million. The Company paid $3.0 million of the aggregate purchase price at the time of acquisition with $0.5 million payable one year after the acquisition date. In addition, the Company issued 0.1 million shares of its Class B common stock to two of the founders as part of a continuing services arrangement. The shares are subject to a right of repurchase which lapses over a three year period at varying prices per share.

The purchase price allocation includes $1.4 million of goodwill and $2.2 million of identifiable intangible assets, which primarily consist of developed technology, with an expected useful life of approximately four years. Goodwill represents the excess of the purchase price over the fair value of the assets acquired less liabilities assumed, and is not expected to be deductible for income tax purposes. The goodwill in this transaction is primarily attributable to the acquired workforce and expected operating synergies.

4. Balance sheet components

Accounts Receivable, Net—Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Gross accounts receivable	$115,851	$138,292
Allowance for sales returns	(3,799)	(6,907)
Allowance for sales incentives	(5,433)	(10,442)
Other allowances	(525)	(390)
Total allowances	(9,757)	(17,739)
Total Accounts Receivable—net	$106,094	$120,553

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

	March 31, 2018	December 31, 2017
Beginning balance	$(6,907)	$(6,916)
Charged to revenue	(1,587)	(19,089)
Utilization of sales return reserve	4,695	19,098
Ending balance	$(3,799)	$(6,907)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

	March 31, 2018	December 31, 2017
Beginning balance	$(10,442)	$(8,503)
Charged to revenue	(8,067)	(44,264)
Utilization of sales incentive reserve	13,076	42,325
Ending balance	$(5,433)	$(10,442)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Computers and equipment	$12,296	$11,631
Leasehold improvements	10,122	8,437
Website and internal-use software	6,299	5,461
Office equipment and furniture	2,393	1,987
Total property and equipment	31,110	27,516
Accumulated depreciation and amortization	(14,275)	(12,780)
Property and Equipment, net	$16,835	$14,736

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $1.5 million and $1.2 million, respectively.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable	$41,148	$56,413
Accrued royalty expense	14,501	17,165
Accrued inventory	3,574	2,382
Accrued payroll and related expenses	9,879	8,699
Accrued cost of revenue	9,577	12,210
Accrued payments to content publishers	23,590	24,037
Taxes and related liabilities	1,218	1,463
Customer prepayments	1,887	545
Other accrued expenses	6,402	5,843
Total Accounts Payable and Accrued Liabilities	$111,776	$128,757

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Platform, current	$19,110	$19,022
Player, current	14,838	15,479
Total deferred revenue, current	33,948	34,501
Platform, non-current	8,047	42,674
Player, non-current	5,502	5,837
Total deferred revenue, non-current	13,549	48,511
Total Deferred Revenue (See Note 10)	$47,497	$83,012

5. DEBT

The Company did not have any outstanding debt as of March 31, 2018 and December 31, 2017.

Line of credit

The Company first entered into a loan and security agreement (the “LSA”) with Silicon Valley Bank (“Bank’) in July 2011. The LSA was amended and restated in subsequent periods. The amended and restated loan and security agreement (the “Restated 2014 LSA”) entered into in November 2014, provides advances under a revolving line of credit up to $30.0 million and provides for letters of credit to be issued up to the lesser of the available line of credit, reduced by outstanding advances and drawn but unreimbursed letters of credit, or $5.0 million. The financial and non-financial covenants as well as the term of the agreement were updated in subsequent amendments to the Restated 2014 LSA.

In June 2017, the Company entered into a second amendment to the Restated 2014 LSA. The advances under the second amendment carry a floating per annum interest rate equal to, at the Company’s option, (1) the prime rate or (2) LIBOR plus 2.75%, or the prime rate plus 1% depending on certain ratios. The amendment further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue) greater than or equal to 1.25. The revolving line of credit terminates on June 30, 2019 at which time all outstanding advances becomes due and payable. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all of the covenants in the amended Restated 2014 LSA.

The Company did not have any borrowings outstanding on the revolving line of credit as of March 31, 2018 and December 31, 2017. The Company had $2.2 million and $1.5 million outstanding in letters of credit as of March 31, 2018 and December 31, 2017, respectively. The interest rate on the line of credit was 4.63% and 4.31% as of March 31, 2018 and December 31, 2017, respectively.

Term loan

In June 2017, the Company entered into a subordinated loan agreement (“2017 Agreement”) with the Bank. The 2017 Agreement provided for a term loan borrowing of $40.0 million, with a minimum of $25.0 million to be initially drawn at the close of the agreement with the remaining amount available for a 24 month period, to be drawn in no less than $5.0 million increments. Advances under the term loan incur a facility fee equal to 1% of the drawn borrowings, in addition to interest payments at an interest rate equal to, at the Company’s option, (1) the prime rate plus 3.5% or (2) LIBOR plus 6.5%, subject to a 1% LIBOR floor. Additionally, the borrowings incur payment in kind interest fees equal to 2.5%, accruing to the unpaid borrowings balance, compounded monthly. Payment in kind interest may be settled in cash, at the Company’s election, during the term or at maturity. The Company is also obligated to pay final payment fees ranging from 1% to 4% depending on the timing of the payment. On October 31, 2017 the Company repaid the entire amount outstanding, and subsequently terminated the 2017 Agreement.

In connection with the 2017 Agreement the Company issued 0.4 million warrants to purchase shares of Series H convertible preferred stock, with an exercise price of $9.17340. The warrants are exercisable up to ten years from the date of issuance. Upon the repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, the Company cancelled 0.1 million warrants that were contingent on future borrowings. The Bank exercised 0.1 million warrants during the year ended December 31, 2017 and 0.2 million warrants during the three months ended March 31, 2018. There were no outstanding warrants as of March 31, 2018.

6. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company had outstanding convertible preferred stock before its IPO. Upon the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80.8 million shares of Class B common stock on a one-to-one basis.

On October 2, 2017, the Company filed an Amended and Restated Certificate of Incorporation, which changed the capital structure of the Company. The Company is now authorized to issue 10.0 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors (the “Board”) at the time of issuance of such shares. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

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

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Common stock options held prior to the IPO can be exercised into Class B or Class A common stock at the option of the holder. Warrants to purchase common stock held prior to the IPO were exercised into Class B common stock. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and are automatically converted into shares of the Company's Class A common stock upon sale or transfer. All stock options and restricted stock units granted after the IPO are exercised or vested into shares of Class A common stock.

The Company has reserved the following shares of common stock for future issuances (in thousands):

March 31, 2018
Common stock awards granted under equity incentive plans	24,933
Common stock awards available for grant under equity incentive plan	17,096
Total reserved shares of common stock	42,029

Equity Incentive Plans

The 2008 Equity Incentive Plan (the “2008 Plan”) became effective in February 2008. The 2008 Plan allowed for the grant of incentive stock options to employees and for the grant of non-statutory stock options and restricted stock awards to employees, directors and consultants. Options granted under the 2008 Plan were granted at a price per share equivalent to the fair market value on the date of grant. Recipients of option grants under the 2008 Plan who possess more than 10% of the combined voting power of the Company (a “10% Shareholder”) are subject to certain limitations, and incentive stock options granted to such recipients were at a price no less than 110% of the fair market value at the date of grant. Options under the 2008 Plan generally vest over four years and have a term of 10 years.

Commensurate with the Company’s IPO, the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “2017 Plan”) which became effective in September 2017. No further equity awards can be granted under the 2008 Plan. The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity compensation to employees, directors and consultants. Options and restricted stock units under the 2017 Plan generally vest over four years and have a term of 10 years.

Stock-Based Compensation

The Company measures the cost awards granted under equity incentive plans based on the grant date fair value of the award. The Company uses the straight-line method for expense recognition. The Company recognizes forfeitures as they occur.

The following table shows total stock-based compensation expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Cost of platform revenue	$19	$21
Cost of player revenue	44	36
Research and development	2,296	888
Sales and marketing	1,110	601
General and administrative	960	629
Total stock-based compensation	$4,429	$2,175

Stock Options

The summary of the Company’s stock option activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2017 - outstanding	26,336	$4.59	6.4	—
Granted	82	45.96	—	$19.32
Exercised	(1,670)	3.04	—	—
Forfeited and expired	(302)	6.37	—	—
Balance, March 31, 2018 - outstanding	24,446	$4.81	6.4	—	$644,801

Options exercisable at March 31, 2018	14,583	$3.16	4.8	—	$407,437

The intrinsic value for options exercised during the three months ended March 31, 2018 and 2017, was $56.2 million and $0.1 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. As of March 31, 2018, the Company had $29.3 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

Three Months Ended
	March 31, 2018	March 31, 2017
Dividend rate	—	—
Expected term (in years)	6.1	6.1 - 6.5
Risk-free interest rate	2.32 - 2.67%	2.18 - 2.25%
Expected volatility	39 - 40%	43 - 44%

Restricted Stock Units

Pursuant to the 2017 Plan, the Company issued restricted stock units to employees. The summary of the Company’s restricted stock unit activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2017 - outstanding	272	$43.55
Awarded	227	42.98
Released	—	—
Forfeited	(12)	43.55
Balance, March 31, 2018 - outstanding	487	$43.29

The unrecognized compensation cost related to restricted stock units as of March 31, 2018 was $19.7 million, which the Company expects to recognize over 3.7 years. No restricted stock units vested during the three months ended March 31, 2018.

Warrants

On March 31, 2018, the Company had no outstanding warrants. As of December 31, 2017, the Company had outstanding warrants to purchase 0.2 million shares of Class B common stock.

Convertible preferred stock warrants issued and outstanding at the time of the Company’s IPO were automatically converted into Class B common stock warrants at the time of the Company’s IPO. Prior to the IPO the fair value of these convertible preferred stock warrants was recorded as a liability and remeasured at the end of each balance sheet date using the Black-Scholes option pricing model. The changes in the fair value during the year were recognized in the condensed consolidated statements of operations.

The assumptions used to value the preferred stock warrants outstanding during the three months ended March 31, 2017 as follows:

Three Months Ended
March 31, 2017
Dividend rate	$—
Expected term (in years)	3.2 - 3.4
Risk-free interest rate	1.5% - 1.6%
Expected volatility	45.3% - 45.9%

7. COMMITMENTS AND CONTINGENCIES

Office Space

The Company has operating lease agreements for office, research and development and sales and marketing space in the United States, the United Kingdom (U.K.), Denmark, and China, with various expiration dates up to November 2024. Rent expense for the three months ended March 31, 2018 and 2017 was $2.2 million and $1.5 million, respectively.

Manufacturing Purchase Commitments

The Company has contracts with vendors for the manufacture of inventory and related items in the normal course of business. As of March 31, 2018, the Company had $72.0 million purchase commitments for inventory and related items.

The Company records a liability for noncancelable purchase commitments in excess of its future demand forecasts. The Company recorded $0.9 million and $0.6 million for these purchase commitments in “Accrued liabilities” as of March 31, 2018 and December 31, 2017, respectively.

Content Licensing

The Company licenses certain content for users to access through The Roku Channel. The Company records an obligation for licensing of content when it enters into an agreement to obtain future titles and the cost of the content is known. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date.  As of March 31, 2018, the Company had $0.1 million of obligations recorded in “Accrued liabilities” for license purchase commitments. As of March 31, 2018, the Company has $0.7 million of obligations that are not reflected on the financial statements as they do not yet meet the criteria for asset recognition.

Letters of Credit

As of March 31, 2018 and December 31, 2017, the Company had irrevocable letters of credit outstanding in the amount of $ 2.2 million and $ 1.5 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2019.

Contingencies

The Company may be involved in disputes or litigation matters that arise in the ordinary course of business. Management is not aware of any dispute that it believes would have a material adverse effect on its business, operating results, cash flows or financial condition.

Indemnification

Many of the Company’s agreements include certain provisions for indemnifying content publishers, licensees, contract manufacturers and suppliers if the Company’s products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements.

Player Warranties

Upon issuance of a standard player warranty, the Company recognizes a liability for the obligation it assumes under the warranty. As of March 31, 2018 and December 31, 2017, the accrued warranty reserve was immaterial.

8. INCOME TAXES

The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. The Company has not yet made a determination of indefinite reinvestment assertion in light of the Tax Act and considers the conclusion to be incomplete under guidance issued by SEC. The Company expects to reach a final determination within the measurement period in accordance with Staff Accounting Bulletin 118.

The Company recorded an income tax expense of $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three months ended March 31, 2018, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

Effective January 1, 2018, the Company adopted the new revenue standard which results in a change to deferred revenues. The change in deferred revenues impacts the deferred tax asset arising out of deferring revenues for GAAP compared to for tax. The deferred tax asset is equally offset by the full valuation allowance.

The Tax Cuts and Job Act (TCJA) of 2017, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21% and implementing a territorial tax system.

TCJA creates a new requirement that global intangible low-taxed income (GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder.  Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. The Company has included GILTI in the annual effective tax rate calculation, however, it has not made a policy decision regarding whether to record deferred taxes on GILTI.

9. RELATED-PARTY TRANSACTIONS

The Company has agreements with one of the Company’s strategic investors. The Company recorded revenues of $1.0 million for the three months ended March 31, 2018 related to this investor. The revenues and expenses with this investor were not material for the three months ended March 31, 2017. The Company had accounts receivable balance of $1.3 million and $0.5 million as of March 31, 2018 and December 31, 2017, respectively, related to sales to this investor.

In addition, a member of the Company’s Board of Directors is a senior vice president at an operating unit of one of the strategic investors. The Company had no significant transactions with this investor for the three months ended March 31, 2018 and 2017, respectively. The Company did had insignificant balances outstanding with this investor as of March 31, 2018 and December 31, 2017, respectively.

10. REVENUE

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (the “new revenue standard”) using the modified retrospective method. The Company applied the new revenue standard to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods.

Practical expedients and exemptions

The Company reflected the aggregate effect of all modifications that occurred prior to the date of adoption.

The Company expensed sales commissions when incurred because the amortization period is less than one year. The sales commissions are included in “Sales and marketing” expenses in the condensed consolidated statements of operations.

Impact on beginning balances

The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows (in thousands):

	As of	Adjustment on	As of
Balance Sheet line items impacted	December 31, 2017	adoption of new revenue standard	January 1, 2018
Assets:
Accounts receivables, net	$120,553	$12,728	$133,281
Inventories	32,740	(108)	32,632
Prepaid expenses and other current assets	11,367	4,113	15,480
Deferred cost of revenue, current portion	3,007	(1,076)	1,931
Deferred cost of revenue, non-current portion	5,403	(3,885)	1,518
Other non-current assets	3,429	(222)	3,207
Liabilities:
Accounts payable and accrued liabilities	128,757	1,250	130,007
Deferred revenue, current portion	34,501	8,449	42,950
Deferred revenue, non-current portion	48,511	(36,488)	12,023
Equity:
Accumulated deficit	(283,338)	38,339	(244,999)

Revenue recognition

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. This is achieved by applying the following five-step approach:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, performance obligations are satisfied.

The majority of the Company’s revenue recognized in the condensed consolidated statements of operations is revenue from contracts with customers. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue. Revenue is recorded net of taxes collected or accrued. Sales taxes are recorded as current liabilities until remitted to the relevant government authority.

The Company does not have any capitalized costs associated with contract acquisition because most direct contract acquisition costs relate to contracts that are recognized over a period of one year or less.

Arrangements with multiple performance obligations

The Company’s contracts may contain multiple distinct performance obligations. The transaction price is allocated to each performance obligation based on a relative stand-alone selling price (“SSP”). For performance obligations that the Company routinely sells separately, the SSP is determined by evaluating such stand-alone sales. For those performance obligations that are not routinely sold separately, the Company determines SSP based on a market assessment approach, or on an expected cost-plus margin approach.

Nature of products and services

Platform segment:

The Company’s platform segment generates revenue from advertising sales, subscription and transaction revenue share, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators.

The Company’s advertising revenue is mostly generated through video and display advertising delivered through advertising impressions. The Company enters into arrangements with advertising agencies that purchase advertising on its platform on behalf of the agencies’ clients. These advertising arrangements are typically sold on a cost-per-thousand basis and are evidenced by an Insertion Order (“IO”) that specifies the terms of the arrangement such as the type of ad product, pricing, insertion dates, and number of impressions in a stated period. Revenue is recognized over time based on the number of impressions delivered. IOs may include multiple performance obligations as they generally contain several different advertising products that each represent a separately identifiable promise within the contract. For such arrangements, the Company allocates revenue to each performance obligation on a relative stand-alone selling price basis. Stand-alone selling prices are based on the prices charged to customers. In addition, advertising revenue is also recognized as a distinct performance obligation as part of a content distribution arrangement with content publishers.

The Company earns revenue share from content publishers based on user subscriptions activated or billed through the Company’s platform and from purchases or renting of publishers’ media. The Company’s revenue share is generally equal to a fixed percentage of the price charged by the content publisher or a contractual flat fee.

The Company sells branded channel buttons on player and TV remote controls that provide one-touch access to the publishers’ content. The Company typically receives a fixed fee per button unit over a defined distribution period.

The Company licenses its technology and proprietary operating system to service operators and TV brands. Arrangements with service operators generally include performance obligations comprised of a license to the technology and proprietary operating system, unspecified upgrades or enhancements, hosting of a branded channel store, and engineering and support services. The Company has determined that the license for the technology and the operating system is one performance obligation. Licensing fees from service operators are mostly generated from unit activations or flat fees and ongoing maintenance.

Arrangements with TV brands commonly include license to technology and proprietary operating system over a specified term including updates and upgrades. Licensing revenues from TV brands are generated on a flat fee basis or from per unit licensing fees earned. These arrangements may also include marketing development funds generated on a flat fee basis or a per unit basis. These incentive fees are included as a reduction to the estimated transaction price for these licensing arrangements and associated remaining performance obligations.

Nature of performance obligations	Revenue recognition
Digital advertising	Digital advertising is comprised of performance obligations that are recognized either at a point in time or over time depending on the nature of the advertising product.
Content distribution services

The revenue share from the content publishers included in the estimated transaction price is based on the expected value for which a significant reversal of revenue is not expected to occur. The estimate of the variable consideration is based on the assessment of historical, current, and forecasted performance of the content publishers’ applications. Revenue is recognized on a time elapsed basis, by day, over the contractual distribution term.

Branded channel buttons

The button fees included in the estimated transaction price are based on the expected value for which a significant reversal of revenue is not expected to occur. The estimate of the variable consideration is based on the Company’s assessment of historical, current, and forecasted player and Roku TV volumes. Revenue is recognized on a time elapsed basis, by day, over the distribution term.

License of technology and operating system

The revenue for licensing of technology and operating system is recognized at a point in time, when the control has transferred to the customer, which usually occurs when the Company makes the IP available to the customer.

Unspecified upgrades to the IP	The revenue allocated to unspecified upgrades is recognized on a time elapsed basis, by day, over the service period.
Hosting services	Hosting fees are recognized on a time elapsed basis, by day, over the service period.
Professional services	The professional services revenue is recognized as the services are provided or accepted.

Player segment:

The Company sells the majority of its players through retail distribution channels, including brick and mortar and online retailers, and through the Company’s website. The Company includes allowances for returns and sales incentives in the estimated transaction price.   These estimates are based on historical experience, anticipated performance and the Company’s best estimate at the time.

The Company’s player sales include two performance obligations:

•	hardware, which includes embedded software, and
•	unspecified upgrades or enhancements on a when-and-if available basis.

The Company has determined that its hardware and embedded software be considered as one performance obligation because the customer cannot benefit from the hardware or the embedded software either on its own or together with other resources that are readily available to the customer.

Nature of performance obligations	Revenue recognition
Players	Revenue recognition occurs at a point in time when control has transferred to the customer, which is based on the contractual terms.
Unspecified upgrades to the software embedded in the hardware

The Company initially records the allocated value of the unspecified upgrades as deferred revenue and recognizes it into player revenue ratably on a time elapsed basis, by day, over the estimated economic life of the associated players.

Revenue disaggregation

The Company’s disaggregated revenues are represented by the two reportable segments discussed in Note 12. The disaggregation is based on the evaluations that are regularly performed by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer.

Transaction price allocated to future performance obligations

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied, excluding contracts with original durations of one year or less, amounts in accordance with ASC 606-10-55-18, or amounts of variable consideration attributable to royalties, at the end of the March 31, 2018 is $53.7 million, of which the Company expects to recognize approximately 51% of the revenue over the next 12 months and the remainder thereafter, through 2024.

Contract balances

Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts, with payment terms ranging from 30 to 90 days. Since the timing of revenue recognition differs from the timing of invoicing to customers, it gives rise to contract balances. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed. The contract assets are transferred to the receivables when the rights become unconditional. The Company’s contract assets are current in nature and are included in “Prepaid expenses and other current assets”.

The contract liabilities are recorded as deferred revenue and primarily relate to the advance consideration received from customers. Revenue is recognized when the performance obligation is completed and transfer of control occurs.

The table below reflects contract balances of the Company (in thousands):

	As of	As of adoption
	March 31, 2018	January 1, 2018
Accounts receivable, net	$106,094	$133,281
Contract assets, current portion	3,945	4,113
Deferred revenue, current portion	33,948	42,950
Deferred revenue, non-current portion	13,549	12,023

Revenue recognized during the three months ended March 31, 2018, from amounts included in deferred revenue at the beginning of the period was approximately $21.3 million. Of this amount, approximately $12.4 million related to the delivery of intellectual property. This delivery also resulted in an increase to contract assets of approximately $2.7 million during the three months ended March 31, 2018.

Impact of adoption for three months ended March 31, 2018

The impact of adoption of the new revenue standard on January 1, 2018, on the condensed consolidated balance sheet and statements of operations is reflected in the table below (in thousands):

	As of March 31, 2018

Impact on balance sheet line items	As Reported	Balances without adoption of the new revenue standard	Impact of adoption Higher / (Lower)
Assets:
Accounts receivable, net	$106,094	$94,070	$12,024
Inventories	38,062	38,062	—
Prepaid expenses and other current assets	30,546	26,831	3,715
Deferred cost of revenue, current portion	1,359	4,466	(3,107)
Deferred cost of revenue, non-current portion	—	5,248	(5,248)
Liabilities:
Accounts payable and accrued liabilities	111,776	110,526	1,250
Deferred revenue, current portion	33,948	32,089	1,859
Deferred revenue, non-current portion	13,549	48,196	(34,647)
Equity:
Accumulated Deficit	(251,673)	(290,595)	38,922

	Three Months Ended March 31, 2018

Impact on statements of operations line items	As Reported	Balances without adoption of the new revenue standard	Impact of adoption Higher / (Lower)
Net Revenue:
Platform	$75,077	$71,864	$3,213
Player	61,499	59,449	2,050
Total net revenue	136,576	131,313	5,263
Cost of Revenue:
Platform	21,666	18,475	3,191
Player	51,798	50,309	1,489
Total cost of revenue	73,464	68,784	4,680
Gross Profit:
Platform	53,411	53,389	22
Player	9,701	9,140	561
Total gross profit	63,112	62,529	583
Operating Expenses:
Research and development	34,126	34,126	—
Sales and marketing	20,318	20,318	—
General and administrative	15,570	15,570	—
Total operating expenses	70,014	70,014	—
Loss from Operations	(6,902)	(7,485)	583
Net income (loss)	$(6,634)	$(7,217)	$583

11. NET LOSS PER SHARE

Basic and diluted net loss per share of common stock allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for the three months ended March 31, 2018 and 2017, diluted net loss per common share is the same as the basic net loss per share for those periods.

The Company calculates its basic and diluted net loss per share allocable to common stockholders in conformity with the two-class method required for companies with participating securities. In computing diluted net loss allocable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net loss per share allocable to common stockholders, unvested shares of common stock issued upon the early exercise of stock options, options to purchase common stock, common stock warrants and securities like convertible preferred stock and convertible preferred stock warrants that were issued and outstanding before the Company’s IPO, are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share allocable to common stockholders as their effect is antidilutive.

The Company considers all series of its convertible preferred stock that were outstanding before the Company’s IPO, to be participating securities as they were entitled to receive noncumulative dividends prior and in preference to any dividends on shares of common stock. Due to the Company’s net losses, there is no impact on the loss per share calculation in applying the two-class method since the participating securities have no legal obligation to share in any losses.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	March 31, 2017
Numerator:
Net loss allocable to common stockholders	$(6,634)	$(8,702)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	99,488	4,850
Net loss per share, basic and diluted	$(0.07)	$(1.79)

The potential common shares that would be excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Equity awards to purchase common stock	24,933	23,380
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	126	2
Warrants to purchase common stock	—	375
Warrants to purchase convertible preferred stock	—	1,817
Convertible preferred stock	—	80,844
Total	25,059	106,418

12. SEGMENT INFORMATION

The Company is organized into two reportable segments as follows:

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

Customers accounting for 10% or more of the segment revenues were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Platform segment revenue
Customer E	* %	15%
Customer G	20	*

Player segment revenue
Customer A	13%	10%
Customer B	19	15
Customer C	36	32
Customer E	*	12

*	Less than 10% of segment revenues

Substantially all of the Company’s assets were held in the United States and were attributable to the operations in the United States as of March 31, 2018 and December 31, 2017. Revenue in international markets was 16% for the three months ended March 31, 2018 and was less than 10% for the period ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018, with the Securities and Exchange Commission (“SEC”).

Overview

Roku pioneered streaming to the TV and we are capitalizing on this large economic opportunity as a leading TV streaming platform for users, content publishers and advertisers. Roku connects users to the streaming content they love, enables content publishers to build and monetize large audiences, and provides advertisers with unique capabilities to engage consumers. As of March 31, 2018, we had 20.8 million active accounts, an increase of 47% from the prior year. In the three months ended March 31, 2018, our users streamed more than 5.1 billion hours an increase of 56% over hours streamed in the three months ended March 31, 2017.

Our business model is to grow gross profit by increasing the number of active accounts and growing average revenue per user (“ARPU”), which we believe represents the inherent value of our business model. We grow new accounts through three primary channels: we sell streaming players, we partner with TV brands through our Roku TV licensing program, and we have licensing relationships with service operators.

We generate platform revenue from advertising, content distribution, billing and licensing activities on our platform and player revenue from the sale of streaming players. In the three months ended March 31, 2018, we generated revenue of $136.6 million, up 36% from $100.1 million in the three months ended March 31, 2017. During the three months ended March 31, 2018, we generated gross profit of $63.1 million, up 62% from $38.8 million during the three months ended March 31, 2017.

We continue to manage the average selling prices (“ASP”) of our streaming players in order to expand our active accounts. As a result, player revenues and gross profits may not increase as rapidly as they have historically or at all. We expect that tradeoffs from player gross profit in favor of platform gross profit to grow active accounts will result in increased monetization.

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

•

Interactive video ads. We offer advertisers the ability to make their TV advertising interactive with customized clickable overlays that invite viewers to engage more intimately with brands, by watching additional videos, obtaining offer details, getting a coupon code via text message or finding the nearest retailer to buy a product.

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

•

Brand sponsorships. We support a variety of promotional opportunities for advertisers, such as sponsored themes to take over our home screen and content sponsorships to give users the opportunity to experience a free movie or show (e.g. “Family movie night brought to you by…”). We also sell branding opportunities for content rows in The Roku Channel.

Roku TVs

Roku TV’s integrate our Roku Operating System, or Roku OS, and leverage our smart TV hardware reference design. Roku TVs are manufactured and sold by our TV brand licensees including current brand such as Element, Hisense, Hitachi, Insignia, RCA, Philips, Sharp, TCL and Magnavox. They are available in sizes ranging from 24” to 75” at leading retailers in the United States and Canada. Approximately one in four smart TVs sold in the United States in the first quarter of 2018 were Roku TVs.

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

Key Performance Metrics

We use the following key performance metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key performance metrics are gross profit, active accounts, hours streamed, and ARPU.

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

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue consists of advertising inventory acquisition costs, payment processing fees, third-party cloud service fees and allocated personnel-related costs, including salaries, benefits and stock-based compensation for Roku personnel that support platform services, including advertising and billing operations, customer service, and teams supporting our TV brands and service operator licensees. We anticipate that cost of platform revenue will increase in absolute dollars.

Cost of Player Revenue

Cost of player revenue is comprised of player manufacturing costs payable to our third-party contract manufacturer, technology licenses or royalty fees, inbound and outbound freight, duty and logistics costs, third-party packaging and assembly costs, provision for excess or obsolete inventory, allocated overhead costs related to facilities and customer support, and salary, benefit and stock-based compensation costs for operations personnel.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative personnel. We expect our general and administrative expenses to increase due to the anticipated growth of our business and related infrastructure, compliance with global laws and regulations, as well as accounting, legal, insurance, investor relations and other costs associated with being a public company.

Other Income (Expense), Net

Our other income (expense), net, for the three months ended March 31, 2018, consists of interest income and foreign currency re-measurement and transaction gains and losses. The other income (expense), net, for the three months ended March 31, 2017 consisted of changes in the fair value of our convertible preferred stock warrant liability, interest expense on our debt, and foreign currency re-measurement and transaction gains and losses. Prior to our IPO, the underlying shares of our convertible preferred stock warrants were contingently redeemable and we accounted for these warrants as a liability at fair value and re-measured the fair value at each balance sheet date. Pursuant to our IPO, the convertible preferred stock warrant liability was reclassified to stockholders’ equity and re-measurement was no longer required.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue. As discussed in Note 10, we adopted the new revenue standard effective January 1, 2018 using modified retrospective method. We recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods.

	Three Months Ended
	March 31, 2018	March 31, 2017
Net Revenue:
Platform	55%	36%
Player	45%	64%
Total net revenue	100%	100%
Cost of Revenue:
Platform	16%	8%
Player	38%	53%
Total cost of revenue	54%	61%
Gross Profit:
Platform	39%	28%
Player	7%	11%
Total gross profit	46%	39%
Operating Expenses:
Research and development	25%	22%
Sales and marketing	15%	14%
General and administrative	11%	11%
Total operating expenses	51%	47%
Loss from Operations	(5)%	(8)%
Other Income (Expense), Net:
Interest expense	(—)%	(—)%
Loss on extinguishment of debt	(—)%	(—)%
Change in fair value of preferred stock warrant liability	(—)%	(1)%
Other income (expense), net	(—)%	(—)%
Total other income (expense), net	(—)%	(1)%
Loss before income taxes	(5)%	(9)%
Income tax expense	(—)%	(—)%
Net loss attributable to common stockholders	(5)%	(9)%

Comparison of Three Months Ended March 31, 2018 and March 31, 2017

Net Revenue

	Three Months Ended
	March 31, 2018	March 31, 2017	Change $	Change %
(in thousands, except percentages)
Platform	$75,077	$36,415	$38,662	106%
Player	61,499	63,678	(2,179)	(3)%
Total Net Revenue	$136,576	$100,093	$36,483	36%

Platform

Platform revenue increased by $38.7 million, or 106%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 and is inclusive of $3.2 million as a result of the adoption of the new revenue standard. The increase was primarily due to higher advertising, subscription and transaction revenue share and an increase in the number of paid subscriptions amounting to $24.3 million, as we continue to focus on expanding our advertising sales operations and monetization efforts. The revenues from license arrangements with service operators and TV brands increased by $14.4 million largely related to the delivery of intellectual property to a licensing partner.

Player

Player revenue decreased by $2.2 million, or 3%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, there was 5% increase in the volume of players sold as compared to the three months ended March 31, 2017. Most of the increase in the volume of players came from sale of our lower priced products. This increase in volume was offset by a 7% decrease in average selling prices.

Cost of Revenue

	Three Months Ended
	March 31, 2018	March 31, 2017	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$21,666	$8,343	$13,323	160%
Player	51,798	52,910	(1,112)	(2)%
Total Cost of Revenue	$73,464	$61,253	$12,211	20%
Gross profit:
Platform	$53,411	$28,072	$25,339	90%
Player	9,701	10,768	(1,067)	(10)%
Total Gross Profit	$63,112	$38,840	$24,272	62%

Platform

Cost of platform revenue increased by $13.3 million, or 160%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase is a result of higher inventory acquisition costs, ad serving costs, and credit card processing fees totaling $10.0 million and a $3.0 million increase in allocated overhead primarily in advertising operations and TV brand support driven by the growth of our platform business which attracts a higher number of advertisements and monetization opportunities.

Gross profit on platform revenue increased by $25.3 million, or 90% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by strong growth in advertising demand. The increase includes $0.6 million as a result of the adoption of the new revenue standard.

Player

Cost of player revenue decreased by $1.1 million, or 2%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The change in cost of player revenue was the result of a decrease in freight, overhead and support costs offset by an increase in component liability.

Gross profit on player sales decreased by $1.1 million, or 10% during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was primarily due to higher sales volumes of lower priced players.

Operating Expenses

	Three Months Ended
	March 31, 2018	March 31, 2017	Change $	Change %
(in thousands, except percentages)
Research and development	$34,126	$22,342	$11,784	53%
Sales and marketing	20,318	14,055	6,263	45%
General and administrative	15,570	10,278	5,292	51%
Total Operating Expenses	$70,014	$46,675	$23,339	50%

Research and Development

Research and development expenses increased by $11.8 million, or 53%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to higher personnel-related costs of $9.8 million as a result of increased engineering headcount and higher consulting expenses of $1.6 million for platform and product development.

Sales and Marketing

Sales and marketing expenses increased by $6.3 million, or 45%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to higher personnel-related costs of $5.7 million related to increased headcount within our advertising sales organization and $0.6 million increase in consulting services, travel and facilities expenses to support the growing organization and marketing activities.

General and Administrative

General and administrative expenses increased by $5.3 million, or 51%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to higher personnel-related costs of $1.1 million as a result of increased headcount in general and administrative functions, consulting and professional service fees of $2.2 million related to increased accounting and legal services and $1.3 million in travel, facilities and business insurance expenses to support a growing organization.

Other Income (Expense), Net

	Three Months Ended
	March 31, 2018	March 31, 2017	Change $
(in thousands, except percentages)
Interest expense	$(51)	$(167)	$116
Change in fair value of convertible preferred stock warrants	—	(735)	735
Other income (expense), net	448	83	365
Total Other Income (Expense), Net	$397	$(819)	$1,216

Other income (expense), net, during the three months ended March 31, 2018, increased by $1.2 million as compared to the three months ended March 31, 2017. The change was primarily due to charge of $0.7 million that was recorded in the three months ended March 31, 2017 relating to the change in fair value of warrants to purchase convertible preferred stock. No such charge was required during the three months ended March 31, 2018 as warrants to purchase convertible preferred stock were converted into warrants to purchase common stock upon our IPO. Other income, net, increased by $0.4 million during three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to increase in interest income on a higher cash balance post IPO.

Income Tax Expense

	Three Months Ended
	March 31, 2018	March 31, 2017	Change $	Change %
(in thousands, except percentages)
Income Tax Expense	$129	$48	$81	169%

Income tax expense is comprised of foreign income taxes and state minimum income taxes in the United States.

Liquidity and Capital Resources

As of March 31, 2018, we had cash balance of $160.8 million. In October 2017, as a result of our IPO, we received cash proceeds of $134.8 million net of underwriting discounts and commissions but before deducting other offering expenses. Our primary source of liquidity is cash generated through operating and financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions.

We may contemplate and engage in additional merger and acquisition activity that could materially impact our liquidity and capital resource position. We believe that our existing cash balance together with amounts available under our credit facility will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of March 31, 2018, approximately 2% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

Silicon Valley Bank Loan and Security Agreements

We first entered into a loan and security agreement (the “LSA”) with Silicon Valley Bank (“Bank’) in July 2011. The LSA was amended at various dates in subsequent periods. We entered into the amended and restated loan and security agreement (the “Restated 2014 LSA”) in November 2014. This Restated 2014 LSA provides advances under the revolving line of credit up to $30.0 million and provides for letters of credit to be issued up to the lesser of the available line of credit, reduced by outstanding advances and drawn but unreimbursed letters of credit, or $5.0 million. The financial and non-financial covenants as well as the term of the agreement were updated in subsequent amendments to the Restated 2014 LSA.

In June 2017, we entered into a second amendment to the Restated 2014 LSA. The advances under the second amendment carry a floating per annum interest rate equal to, at our option, (1) the prime rate or (2) LIBOR plus 2.75%, or the prime rate plus 1% depending on certain ratios. This amendment further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue) greater than or equal to 1.25. The revolving line of credit terminates on June 30, 2019 at which time the principal amount of all outstanding advances becomes due and payable.

As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings under the revolving line of credit and letters of credit were outstanding in the amount of $2.2 million and $1.5 million, respectively. As of March 31, 2018 and December 31, 2017, we were in compliance with all of the covenants in the amended Restated 2014 LSA. The rate of interest on the line of credit was 4.63% and 4.31%, respectively as of March 31, 2018 and December 31, 2017.

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

In connection with the 2017 Agreement we issued 0.4 million warrants to purchase shares of Series H convertible preferred stock, with an exercise price of $9.17340. The warrants are exercisable up to ten years from the date of issuance. Upon the repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, we cancelled 0.1 million warrants to purchase Class B common stock that were contingent on future borrowings. The remaining warrants were exercised during the year ended December 31, 2017 and during three months ended March 31, 2018. There were no warrants outstanding as of March 31, 2018.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(14,637)	$26,239
Cash flows used in investing activities	(3,407)	(1,560)
Cash flows provided by (used in) financing activities	1,544	(14,527)

Operating Activities

Our operating activities used cash of $14.6 million for three months ended March 31, 2018. Our net loss of $6.6 million for the three months ended March 31, 2018 was adjusted by non-cash charges of $6.4 million comprising mainly of $1.7 million of depreciation and amortization, $4.4 million of stock-based compensation and $0.2 million of provision related to doubtful accounts. The changes in our operating assets and liabilities used cash of $14.4 million comprising of outflows of $5.4 million from increase in inventory balance from increasing inventory levels from its low point at the end of holiday season last quarter, $11.6 million from increase in prepaid and other current assets due to increase in receivables from employee option exercises at the end of three months ended March 31, 2018, $18.5 million from decrease in accounts payable and accrued liabilities due to the timing of payments, and $7.5 million from decrease in deferred revenues. These outflows were offset by cash inflows of $27.0 million from decrease in accounts receivable as a result of collections from higher revenues recorded in the last quarter of prior year and $2.1 million from decrease in deferred cost of revenues.

Our operating activities provided cash of $26.2 million for the three months ended March 31, 2017. Our net loss of $8.7 million for the three months ended March 31, 2017 was adjusted by non-cash charges of $4.3 million comprising mainly of $1.2 million of depreciation and amortization, $2.2 million of stock-based compensation, $0.7 million change in the fair value of warrants to purchase convertible preferred stock and $0.2 million of provision of doubtful accounts. The changes in our operating assets and liabilities provided cash of $30.6 million comprising of inflows of $18.3 million from decrease in accounts receivable, $11.7 million from increase in deferred revenues, $5.7 million from decrease in inventories and $3.8 million from increase in other long-term liabilities. These inflows were offset by outflows from $2.9 million of increase in other non-current assets, $2.9 million of decrease in accounts payable and accrued liabilities, $2.6 million of increase in prepaid and other current assets and $0.4 million increase in deferred cost of revenue.

Investing Activities

Our investing activities for the three months ended March 31, 2018 included cash outflow of $3.4 million spent on purchase of property and equipment, expenditure on leasehold improvements related to expanding our facilities and other capital investments.

Our investing activities for the three months ended March 31, 2017 included cash outflow of $1.6 million spent on purchase of property and equipment and expenditure on leasehold improvements.

Financing Activities

Our financing activities provided cash of $1.5 million for the three months ended March 31, 2018. The cash was received from exercise of stock options during the quarter. The increase in the number of stock options exercised during March 31, 2018 was due to expiry of out six-month lock-up period following the IPO.

Our financing activities used cash of $14.5 million for the three months ended March 31, 2017. We used $15.0 million to repay the balance outstanding on the line of credit. This repayment was offset by $0.5 million cash received upon exercise of stock options.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our non-cancelable contractual obligations were as follows as of March 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Purchase commitments (1)	$71,981	$71,981	$—	$—	$—
Operating lease obligations (2)	40,183	9,236	23,997	3,810	3,140
Other obligations (3)	4,000	4,000	—	—	—
Total	$116,164	$85,217	$23,997	$3,810	$3,140

(1)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(2)	Represents future minimum lease payments under non-cancelable operating leases.
(3)	Represents commitments included in other non-cancelable arrangements like ad buys and other platform services.

Consistent with industry practices, we acquire product through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. We currently rely on one outsourced supplier to manufacture, assemble and test our players. This outsourcing supplier acquires components and builds product based on projected demand forecasts. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in our being committed to purchase excess inventory.

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

Except for accounting policies related to our adoption of the new revenue standard, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 10 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policies resulting from our adoption of the new revenue standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in internal control over financial reporting.

Except for the changes in the internal controls relating to the adoption of the new revenue standard, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and investigations in the ordinary course of our business, including claims for infringing patents, copyrights or other intellectual property rights related to our platform and products, or the content distributed through our platform by us or third-party channel developers. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and may come with expensive attorney fees or unfavorable preliminary and interim rulings.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.  The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018, except for those risks marked with an asterisk (*).

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and for all of our history we have experienced net losses and negative cash flows from operations. As of March 31, 2018, we had an accumulated deficit of $251.7 million and for the three months ended March 31, 2018, we experienced a net loss of $6.6 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

TV streaming is highly competitive and many companies, including large technology companies, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract users and our business will be harmed.*

TV streaming is increasingly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our TV streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and continue to increase the type and number of content offerings. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We must also effectively support the most popular sources of streaming content, such as Netflix, Amazon Prime Video, Hulu and YouTube and respond rapidly to actual and anticipated market trends in the U.S. TV streaming industry.

Companies such as Amazon.com, Inc., Apple Inc. and Google Inc. offer TV streaming products that compete with our streaming players and Roku TV. In addition, Google licenses its operating system software for integration into smart TVs and service provider set top boxes and Amazon licenses its operating system software for integration into smart TVs. These companies have the financial resources to subsidize the cost of their streaming devices in order to promote their other products and services making it harder for us to acquire new users and increase hours streamed. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience on competitive products. These companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as internet advertising or website product placement, and have greater resources than us to devote to such efforts.

In addition, many TV brands, such as LG, Samsung Electronics Co., Ltd. and VIZIO, Inc., offer their own TV streaming solutions within their TVs. Other devices, such as Microsoft’s Xbox and Sony’s PlayStation game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality. Similarly, some service operators, such as Comcast and Altice, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. If users of TV streaming content prefer these alternative products to Roku streaming players and Roku TVs, we may not able to achieve our expected growth in player revenue or gross profit.

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

Our ability to deliver more relevant advertisements to our users and to increase our platform’s value to advertisers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Users may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements. Content publishers may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular channels to improve the relevancy of advertisements provided to our users. Other channels available on our platform, such as Amazon Prime Video, Hulu and YouTube, are focused on increasing user engagement and time spent within their channel by allowing them to purchase additional content and streaming services within their channels. In addition, we do not currently monetize content provided on non-certified channels on our platform. If our users spend most of their time within particular channels where we have limited or no ability to place advertisements or leverage user information, or users opt out from our ability to collect data for use in providing more relevant advertisements, then we may not be able to achieve our expected growth in platform revenue or gross profit. If we are unable to further monetize our platform, our business may be harmed.

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

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed, even though the revenues received, directly or indirectly, from streaming on certain of these channels has not been significant to our overall revenue.*

Historically, a small number of content publishers have accounted for a significant portion of the content streamed across our platform and the terms and conditions of our relationships with content publishers vary.  In the three months ended March 31, 2018, and March 31, 2017, Netflix alone accounts for approximately one-third of all hours streamed in each period. However, although Netflix is the largest provider of content across our platform, revenue generated from Netflix was not material to our overall revenue during the period, and we do not expect revenue from Netflix to be material to our overall operating results for the foreseeable future. In addition, our agreements with content publishers generally have a term of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publisher’s security requirements. Further, we do not receive material revenue from YouTube, the most viewed ad-supported channel by hours streamed on our platform for three months ended March 31, 2018. If we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.

We operate in an evolving industry, which makes it difficult to evaluate our business and prospects. If TV streaming develops more slowly than we expect, our operating results and growth prospects could be harmed. In addition, our future growth depends on the growth of TV streaming advertising.

TV streaming is a relatively new and rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our products and TV platform are subject to a high degree of uncertainty. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband internet access, the quality of broadband content delivery, the quality and reliability of new devices and technology, the cost for users relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. These technologies, products and content offerings continue to emerge and evolve. Users, content publishers or advertisers may find TV streaming platforms to be less attractive than traditional TV, which would harm our business. In addition, many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as TV, radio and print. The future growth of our business depends on the growth of TV streaming advertising, and on advertisers increasing spend on such advertising. We cannot be certain that they will do so. If advertisers do not perceive meaningful benefits of TV streaming advertising, then this market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

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

Our Roku OS is designed for performance using relatively low-cost hardware, which enables us to drive user growth with our players and Roku TVs offered at a low cost to consumers. However, our hardware must be interoperable with all channels and other offerings, technologies and systems from our content publishers, including virtual multi-channel video programming distributors such as Sling TV. We have no control over these offerings, technologies and systems beyond our channel certification requirements, and if our players do not provide our users with a high-quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with our players, we may be unable to increase user growth and content hours streamed, we may be required to increase our hardware costs and our business will be harmed. We plan to continue to introduce new products regularly and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content publishers have the right to test and certify our new products before we can publish their channels on new products. These certification processes can be time consuming and introduce third party dependencies into our product release cycles. If content publishers do not certify new products on a timely basis, or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted. To continue to grow our active accounts and user engagement, we will need to prioritize development of our products to work better with new offerings, technologies and systems. If we are unable to maintain consistent operability of Roku devices that is on parity with or better than other platforms, our business could be harmed. In addition, any future changes to offerings, technologies and systems from our content publishers such as virtual service operators may impact the accessibility, speed, functionality, and other performance aspects of our products, which issues are likely to occur in the future from time to time. We may not successfully develop products that operate effectively with these offerings, technologies or systems. If it becomes more difficult for our users to access and use these offerings, technologies or systems, our business could be harmed.

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

The Roku Channel may not generate sufficient advertising revenues.*

In September 2017, we launched “The Roku Channel,” an ad-supported streaming channel on the Roku platform that gives our users free access to a collection of films and other content, and this channel has become a top 15 channel on our platform by hours streamed as of March 31, 2018. We do not receive subscriptions or other fees from users that access content on The Roku Channel. We have incurred, and will continue to incur, costs and expenses in connection with the launch and operation of The Roku Channel, which we monetize through advertising. If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through advertising. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the content we make available, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient advertising revenues to be cost effective for us to operate.

Our growth will depend in part upon our ability to develop relationships with TV brands and, to a lesser extent, service operators.*

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

Our revenue, gross profit and other operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control. Factors that may contribute to the variability of our operating results and cause the market price of our Class A common stock to fluctuate include:

•	the entrance of new competitors or competitive products in our market, whether by established or new companies;
•	our ability to retain and grow our active account base and increase engagement among new and existing users;

•	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased product taxes;
•	our revenue mix, which drives gross profit;
•	seasonal or other shifts in advertising revenue or player sales;
•	the timing of the launch of new or updated products, streaming channels or features;
•	the addition or loss of popular content;
•	the ability of retailers to anticipate consumer demand;
•	an increase in the manufacturing or component costs of our players or the manufacturing or component costs of our TV brand licensees for Roku TVs; and
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

We and our TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TVs, and if we or our partners fail to maintain and expand effective retail sales channels we could experience lower player or Roku TV sales.*

To continue to acquire new active accounts, we must maintain and expand our retail sales channels. The majority of our players and Roku TVs are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon.com. To a lesser extent, we sell players directly through our website and internationally through distributors. For three months ended March 31, 2018 and March 31, 2017, Amazon.com, Best Buy and Walmart each accounted for more than 68% and 57%, respectively, of our player revenue and are expected to each account for more than 10% of our player revenue in fiscal 2018. These three retailers collectively accounted for 61% of our player revenue for the year ended December 31, 2017 and 2016. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or Roku TVs, or choose not to prominently display those devices in their stores or on their websites, the volume of Roku devices sold could decrease, which would harm our business. For example, in April 2018, Amazon,com and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon.com’s operating system, and such TVs will be sold by Best Buy and Amazon.com.  Although this arrangement is not expected to limit our TV brand partners’ ability to sell on either Amazon.com or at Best Buy, if our existing TV brands choose to work with other operating system developers, this may impact our Roku TV program and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Apple or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon.com, sells its own competitive TV streaming products and is able to market and promote these products more prominently on its website, and could refuse to offer our devices. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, would require us to increase our marketing expenditures simply to maintain our product visibility, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

We must continually develop new and improved devices that meet changing consumer demands. Moreover, the introduction of a new device is a complex task, involving significant expenditures in research and development, promotion and sales channel development. For example, in 2017 we participated in the introduction of dozens of new models of Roku TVs with TCL that incorporate new technologies and larger screen sizes and we updated our entire streaming player product line for higher performance and new features. Whether users will broadly adopt new devices is not certain. Our future success will depend on our ability to develop new and competitively priced devices and add new desirable content and features to our platform. Moreover, we must introduce new players in a timely and cost-effective manner, and we must secure production orders for those players from our contract manufacturer. The development of new devices is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new devices depends on a number of factors, including the following:

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

We do not have any internal manufacturing capabilities and primarily rely upon one contract manufacturer, Foxconn Industrial Internet Co. Ltd., or Foxconn, to build our players. Our contract manufacturer is vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce a new player or feature, is limited. In addition, we have limited control over Foxconn’s quality systems and controls, and therefore must rely on Foxconn to manufacture our players to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our players and ultimately our brand. Furthermore, any adverse change in our contract manufacturer’s financial or business condition could disrupt our ability to supply players to our retailers and distributors.

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

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. During, and following, the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, including the North American Free Trade Agreement. The government has also recently proposed implementing tariffs of products manufactured in China, including smart TVs. At this time, it is unknown whether and to what extent new legislation will be passed into law, pending or new regulatory proposals will be adopted, international trade agreements will be negotiated, or the effect that any such action would have, either positively or negatively, on our industry or our business. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Also, various countries, in addition to the United States, regulate the import and export of certain technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our commercial and/or strategic partners ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls stemming governmental policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or new customers in international markets. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business.

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

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole source suppliers could be constrained by fabrication capacity issues or material supply issues, stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available. Switching from a sole source supplier would require that we redesign our players to accommodate new components, and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission, or FCC, which would be costly and time-consuming.

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

If we have difficulty managing our growth in operating expenses, our business could be harmed.*

We have experienced significant growth in research and development, sales and marketing, support services and operations in recent years and expect to continue to expand these activities. For example, our research and development expenses increased to $34.1 million for the three months ended March 31, 2018 from $22.3 million for the three months ended March 31, 2017. Our historical growth has placed, and expected future growth will continue to place, significant demands on our management, as well as our financial and operational resources, to:

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

We may be unable to successfully expand our international operations, including our recent expansion into Latin America. In addition, our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.*

We currently generate the vast majority of our revenue in the United States and have limited experience marketing, selling and supporting our players and monetizing our platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. We currently sell our players in Canada, the United Kingdom, the Republic of Ireland, France and several Latin American countries. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities to build relationships with users, advertisers and retail distributors, TV brands and service operators, we may not be able to create or maintain international market demand for our players and TV streaming platform. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. We may also be subject to new statutory restrictions and risks. For example, effective as of May 25, 2018, the EU General Data Protection Regulation, or GDPR, includes certain requirements related to the collection, storage and use of data related to EU data subjects. In light of these requirements, we are reviewing our business practices and may find it necessary or desirable to make changes to comply with these new regulations. It is not possible to predict the ultimate effect of evolving EU data protection regulation and implementation over time. In addition, there may be no foreign equivalents to the Digital Millennium Copyright Act to shield us from liability in connection with infringing materials that content publishers may make available on our platform. In addition, we may be required in international jurisdictions to offer longer warranty periods than we currently offer in the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements, including privacy laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;
•	the slower adoption and acceptance of streaming products in other countries;
•	competition with existing local traditional pay TV services and products;
•	greater difficulty supporting and localizing our players and platform;
•	our ability to deliver or provide access to popular streaming channels to users in certain international markets;
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

We are involved in litigation in Mexico that was commenced by a large Mexican pay TV and internet access provider. Roku was not named as a defendant in this case, and the case principally targeted entities that are alleged to sell unlicensed content to consumers using our platform, among other means. At the commencement of this case, however, a court issued a temporary ban on the importation and sale of Roku devices in Mexico, which remains in effect. In response to this ban, the Company commenced a separate proceeding in a federal District Court in Mexico City challenging the constitutionality of the ban. The deferral District Court has dismissed Roku’s claims and Roku has appealed his decision. Involvement in these legal proceedings has been complicated and has drawn management time and company resources. In addition to eliminating potential revenue for new products sold in Mexico, our involvement in this litigation has caused us to incur legal expenses and other costs, and to the extent these legal and other expenses grow, our involvement in this litigation, or similar legal matters in the future, could be disruptive to our business. The extended ban on sales of products has made it difficult for us to expand our platform business in Mexico, which has also impeded our ability to add new channels, grow streaming hours and increase platform revenue in Mexico.

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

Significant disruptions of our information technology systems or data security incidents could harm our reputation and our business and subject us to liability.*

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate information, including intellectual property, proprietary business information, user information and other confidential information.  It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, including to collect, process, transmit and store our users’ personal and credit card information, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

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

Significant disruptions of our, our third-party vendors’ and/or commercial partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could harm our business. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our product development and our business operations.

There is no way of knowing with certainty whether we have experienced any other data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our customers, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents.

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

United States or international rules that permit ISPs to limit internet data consumption by users, including unreasonable discrimination in the provision of broadband internet access services, could harm our business.*

Laws, regulations or court rulings that adversely affect the popularity or growth in use of the internet, including decisions that undermine open and neutrally administered internet access, could decrease customer demand for our service offerings, may impose additional burdens on us or could cause us to incur additional expenses or alter our business model.

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

In the interim, the FCC issued a notice of proposed rulemaking on May 18, 2017 that proposed to limit or reverse some of the provisions of the Open internet Order, including its prohibitions against blocking, throttling and paid prioritization. It is not clear whether and to what extent the Supreme Court will grant certiorari in light of the proposed rulemaking. On January 4, 2018, the FCC released an order (“Restoring internet Freedom Order”) that repeals most of the rules adopted in the Open Internet Order. The Restoring internet Freedom Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from: (i) blocking access to legal content, applications, services or non-harmful devices; (ii) throttling, impairing or degrading performance based on content, applications, services or non-harmful devices; and (iii) charging more for favorable delivery of content or favoring self-provisioned content over third-party content. The Restoring Internet Freedom Order continued to require internet service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Restoring Internet Freedom Order went into effect on April 23, 2018.  Numerous parties have filed judicial challenges to the Restoring Internet Freedom Order, and the litigation has been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. To the extent the courts or the agencies do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

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

Broadband internet providers are subject to government regulation and enforcement actions, and changes in current or future laws, regulations or enforcement actions that negatively impact our distributors or content publishers could harm our business.*

Upon the effective date of the FCC’s Restoring Internet Freedom Order, the FTC became primarily responsible for regulating broadband privacy and data security in the United States. The FTC follows an enforcement-focused approach to regulating broadband privacy and security. Future FTC enforcement actions could cause us or our content publishers to alter advertising claims or alter or eliminate certain features or functionalities of our products or services which may harm our business. At the FCC, many broadband internet providers provide traditional telecommunications services that are subject to FCC and state rate regulation of interstate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. Changes in rate regulations or in universal service funding rules, either at the federal or state level, could affect these broadband internet providers’ revenue and capital spending plans. In addition, various international regulatory bodies have jurisdiction over non-United States broadband internet providers. To the extent these broadband internet providers are adversely affected by laws or regulations regarding their business, products or service offerings, our business could be harmed.

Our financial results may be adversely affected by changes in accounting principles applicable to us.*

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. We have adopted the new revenue standard using the modified retrospective method. The new revenue standard may significantly impact the amount and timing of revenue recognition, such as recognizing revenue from existing contracts in periods other than when we historically reported under previous GAAP. Further, the new revenue standard could result in changes to the periods when revenue is recognized in the future compared with management’s earlier expectations under previous GAAP. In addition, the new revenue standard may also change the timing of when expense recognition may occur related to costs to obtain and fulfill customer contracts. While the adoption does not change the cash flows received from our contracts with customers, it could have a material adverse effect on our financial position or results of operations.

If government regulations or laws relating to the internet, video or other areas of our business change, we may need to alter the manner in which we conduct our business or our business could be harmed.*

We are subject to general business regulations and laws, as well as regulations and laws specific to the internet and online services, which may include laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, calling and texting, content restrictions, and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, video, telecommunications, and consumer protection related to the internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their users and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, actions taken or not taken by providers in response to user activity or the content provided by users. Congress has also recently enacted legislation related to liability of providers of online services and may continue to legislate in this area. Moreover, as internet commerce and advertising continues to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely.

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

We historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework under Directive 95/46/EC, commonly referred to as the Data Protection Directive, agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the United States, was invalidated in 2015 by a decision of the European Court of Justice, or the ECJ.

On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield, which provides a framework for the transfer of personal data of EU data subjects to the U.S., and on May 4, 2016, the EU General Data Protection Regulation, or GDPR, which will replace Directive 95/46/EC, was formally published. The GDPR will go into effect on May 25, 2018 and as a regulation as opposed to a directive will be directly applicable in EU member states. Among other things, the GDPR applies to data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects.

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

Our stock price may be volatile, and the value of our Class A common stock may decline.*

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

Future sales of shares by existing stockholders could cause our stock price to decline.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of March 31, 2018, we had outstanding a total of 44.1 million shares of Class A common stock and 56.9 million shares of Class B common stock. In addition, as of March 31, 2018, 0.6 million shares of Class A common stock and 24.3 million shares of Class B common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, other than shares and options exercisable held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act.  In addition, we have reserved shares for future issuance under our equity incentive plan.  Our employees, other service providers, and directors are subject to our quarterly trading window, which generally opens at the start of the second full trading day after the public dissemination of our annual or quarterly financial results and closes (i) with respect to the first, second and third quarter of each fiscal year, at the end of the fifteenth day of the last month of the such quarter and (ii) with respect to the fourth quarter of each fiscal year, at the end of the trading day on the Wednesday before Thanksgiving.  These employees, service providers and directors may also sell shares during a closed window periods pursuant to trading plans that comply with the requirements of Rule 10b5-1(c)(1) under the Exchange Act.  When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

None

Use of Proceeds from our Initial Public Offering of Class A Common Stock

On September 27, 2017, our registration statement on Form S-1 (No. 333-220318) was declared effective by the SEC for our IPO of Class A common stock. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, and other periodic reports previously filed with the SEC.

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

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Roku, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roku, Inc.

Date: May 11, 2018	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)