Form 10-Q
period 2018-06-30
ROKU, INC
filed 2018-08-10
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 68,400,971 of Class A common stock, $0.0001 par value per share, and 37,677,499 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•

our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally, including compliance with the EU General Data Protection Regulation.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$174,167	$177,250
Accounts receivable, net of allowances	123,612	120,553
Inventories	39,431	32,740
Prepaid expenses and other current assets	15,131	11,367
Deferred cost of revenue, current portion	1,439	3,007
Total current assets	353,780	344,917
Property and equipment, net	20,212	14,736
Deferred cost of revenue, non-current portion	—	5,403
Intangible assets, net	1,754	2,030
Goodwill	1,382	1,382
Other non-current assets	4,540	3,429
Total Assets	$381,668	$371,897
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$111,026	$128,757
Deferred revenue, current portion	39,151	34,501
Total current liabilities	150,177	163,258
Deferred revenue, non-current portion	12,435	48,511
Other long-term liabilities	7,291	7,849
Total Liabilities	169,903	219,618
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	11	10
Additional paid-in capital	462,901	435,607
Accumulated deficit	(251,147)	(283,338)
Total stockholders’ equity	211,765	152,279
Total Liabilities and Stockholders’ Equity	$381,668	$371,897

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Revenue:
Platform	$90,341	$45,976	$165,418	$82,391
Player	66,469	53,651	127,968	117,329
Total net revenue (See Note 10)	156,810	99,627	293,386	199,720
Cost of Revenue:
Platform	27,328	11,778	48,994	20,121
Player	51,730	50,212	103,528	103,122
Total cost of revenue	79,058	61,990	152,522	123,243
Gross Profit:
Platform	63,013	34,198	116,424	62,270
Player	14,739	3,439	24,440	14,207
Total gross profit	77,752	37,637	140,864	76,477
Operating Expenses:
Research and development	40,196	25,776	74,322	48,118
Sales and marketing	22,259	14,667	42,577	28,722
General and administrative	15,429	10,577	30,999	20,855
Total operating expenses	77,884	51,020	147,898	97,695
Loss from Operations	(132)	(13,383)	(7,034)	(21,218)
Other Income (Expense), Net:
Interest expense	(57)	(304)	(108)	(471)
Change in fair value of preferred stock warrant liability	—	(1,916)	—	(2,651)
Other income, net	361	128	809	211
Total other income (expense), net	304	(2,092)	701	(2,911)
Income (Loss) Before Income Taxes	172	(15,475)	(6,333)	(24,129)
Income tax expense (benefit)	(354)	38	(225)	86
Net Income (Loss) Attributable to Common Stockholders	$526	$(15,513)	$(6,108)	$(24,215)
Net income (loss) per share attributable to common stockholders—basic	$0.01	$(3.18)	$(0.06)	$(4.98)
Net income (loss) per share attributable to common stockholders—diluted	$0.00	$(3.18)	$(0.06)	$(4.98)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders—basic	102,652	4,882	101,079	4,866
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders—diluted	121,698	4,882	101,079	4,866

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance—December 31, 2017	99,157	$10	$436,278	$(671)	$(283,338)	$152,279
Vesting of early exercised stock options	—	—	173	—	—	173
Issuance of common stock pursuant to equity incentive plans, net of taxes	5,763	1	17,435	(52)	—	17,384
Issuance of common stock pursuant to exercise of common stock warrants, net	141	—	—	—	—	—
Stock-based compensation expense	—	—	9,738	—	—	9,738
Adoption of ASU 2016-16 (See Note 1)	—	—	—	—	(40)	(40)
Adoption of ASU 2014-09 (See Note 10)	—	—	—	—	38,339	38,339
Net loss	—	—	—	—	(6,108)	(6,108)
Balance—June 30, 2018	105,061	$11	$463,624	$(723)	$(251,147)	$211,765

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(6,108)	$(24,215)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,606	2,580
Stock-based compensation expense	9,738	4,593
Provision for doubtful accounts	286	294
Change in fair value of preferred stock warrant liability	—	2,651
Noncash interest expense	—	300
Loss from exit of facilities	385	—
Loss on disposals of property and equipment	—	51
Changes in operating assets and liabilities:
Accounts receivable	9,383	22,839
Inventories	(6,799)	16,486
Prepaid expenses and other current assets	309	(2,098)
Deferred cost of revenue	2,010	(2,615)
Other noncurrent assets	(1,333)	(2,803)
Accounts payable and accrued liabilities	(19,000)	(6,485)
Other long-term liabilities	(558)	3,558
Deferred revenue	(3,387)	15,077
Net cash provided by (used in) operating activities	(11,468)	30,213
Cash flows from investing activities:
Purchase of property and equipment	(9,013)	(4,586)
Change in deposits	—	86
Net cash used in investing activities	(9,013)	(4,500)
Cash flows from financing activities:
Proceeds from borrowings, net	—	24,691
Repayments of borrowings	—	(15,000)
Proceeds from equity issued under incentive plans, net of repurchases	17,398	203
Net cash provided by financing activities	17,398	9,894
Net Increase (Decrease) In Cash	(3,083)	35,607
Cash and cash equivalents—Beginning of period	177,250	34,562
Cash and cash equivalents—End of period	$174,167	$70,169
Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$136
Cash paid for income taxes	$349	$66
Supplemental disclosures of noncash investing and financing activities:
Unpaid portion of property and equipment purchases	$1,043	$893
Unpaid initial public offering cost	$—	$186
Issuance of convertible preferred stock warrants in connection with debt	$—	$2,032

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

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

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

Use of Judgements and Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), added new areas of judgements and estimates such as determination of performance obligations, variable consideration and standalone selling price. Other significant items subject to estimates include revenue recognition for multiple element arrangements, determination of revenue reporting as net versus gross, sales return reserves, customer incentive programs, inventory valuation, the valuation of deferred income tax assets, the recognition and disclosure of contingent liabilities, stock-based compensation and the fair value of assets and liabilities acquired in business combinations. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

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

Concentrations

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Customer B	*	*	*	10%
Customer C	17%	18%	17%	20%
Customer E	*	*	*	11%

Customers accounting for 10% or more of the Company’s accounts receivable were as follows:

	As of
	June 30, 2018	December 31, 2017
Customer C	10%	* %
Customer D	12	16

*	Less than 10%

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

As of June 30, 2018, $0.1 million of content related expenses met these requirements and is included in “Prepaid expenses and other current assets”.

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

Financial assets and liabilities measured using Level 1 inputs include cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. The Company measured money market funds of $50.0 million as cash equivalents as of June 30, 2018 using Level 1 inputs. The Company did not have any cash equivalents as of December 31, 2017.

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

The Company does not use Level 3 inputs to measure any assets or liabilities as of June 30, 2018 and December 31, 2017. During the six months ended June 30, 2017, Level 3 instruments consisted of the Company’s preferred stock warrant liability in which the fair value was measured upon issuance and at each reporting date. Pursuant to the IPO, all preferred stock warrants were converted into Class B common stock warrants, which did not require further re-measurements as they were deemed permanent equity.

For the three and six month periods ended June 30, 2017, the inputs that were used to determine the estimated fair value of the convertible preferred stock warrant liability as of the June 30, 2017 valuation date included remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability were the fair value of the underlying stock at the valuation date for periods prior to the IPO and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term resulted in a directionally similar impact to the fair value measurement.

The following table represents the activity of the fair value of Level 3 instruments (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Convertible preferred stock warrant liability — beginning balance	$10,725	$9,990
Fair value of new warrants issued	2,032	2,032
Change in fair value of preferred stock warrant liability	1,916	2,651
Convertible preferred stock warrant liability — ending balance	$14,673	$14,673

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

4. Balance sheet components

Accounts Receivable, Net of allowances—Accounts receivable, net of allowances, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Gross accounts receivable	$134,564	$138,292
Allowance for sales returns	(4,504)	(6,907)
Allowance for sales incentives	(6,153)	(10,442)
Other allowances	(295)	(390)
Total allowances	(10,952)	(17,739)
Total Accounts Receivable—net of allowances	$123,612	$120,553

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

	June 30, 2018	December 31, 2017
Beginning balance	$(6,907)	$(6,916)
Charged to revenue	(6,755)	(19,089)
Utilization of sales return reserve	9,158	19,098
Ending balance	$(4,504)	$(6,907)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

	June 30, 2018	December 31, 2017
Beginning balance	$(10,442)	$(8,503)
Charged to revenue	(15,448)	(44,264)
Utilization of sales incentive reserve	19,737	42,325
Ending balance	$(6,153)	$(10,442)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Computers and equipment	$13,508	$11,631
Leasehold improvements	13,270	8,437
Website and internal-use software	6,925	5,461
Office equipment and furniture	2,597	1,987
Total property and equipment	36,300	27,516
Accumulated depreciation and amortization	(16,088)	(12,780)
Property and Equipment, net	$20,212	$14,736

Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 was $1.8 million and $1.3 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2018 and 2017 was $3.3 million and $2.6 million, respectively.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable	$32,931	$56,413
Accrued royalty expense	5,638	17,165
Accrued inventory	11,206	2,382
Accrued payroll and related expenses	10,181	8,699
Accrued cost of revenue	13,783	12,210
Accrued payments to content publishers	25,209	24,037
Taxes and related liabilities	912	1,463
Customer prepayments	5,255	545
Other accrued expenses	5,911	5,843
Total Accounts Payable and Accrued Liabilities	$111,026	$128,757

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Platform, current	$24,433	$19,022
Player, current	14,718	15,479
Total deferred revenue, current	39,151	34,501
Platform, non-current	7,271	42,674
Player, non-current	5,164	5,837
Total deferred revenue, non-current	12,435	48,511
Total Deferred Revenue (See Note 10)	$51,586	$83,012

5. DEBT

The Company did not have any outstanding debt as of June 30, 2018 or December 31, 2017.

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

In June 2017, the Company entered into a second amendment to the Restated 2014 LSA. The advances under the second amendment carry a floating per annum interest rate equal to, at the Company’s option, (1) the prime rate or (2) LIBOR plus 2.75%, or the prime rate plus 1% depending on certain ratios. The amendment further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue) greater than or equal to 1.25. The revolving line of credit terminates on June 30, 2019 at which time all outstanding advances becomes due and payable. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all of the covenants in the amended Restated 2014 LSA.

On July 18, 2018, the Company entered into a third amendment to the Restated 2014 LSA. The amendment increased the amount by which the Company can utilize its line of credit to support the issuances of letters of credits from $5.0 million to $30.0 million.

The Company did not have any borrowings outstanding on the revolving line of credit as of June 30, 2018 and December 31, 2017. The Company had $3.1 million and $1.5 million outstanding in letters of credit as of June 30, 2018 and December 31, 2017, respectively. The interest rate on the line of credit was 4.83% and 4.31% as of June 30, 2018 and December 31, 2017, respectively.

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

In connection with the 2017 Agreement the Company issued 0.4 million warrants to purchase shares of Series H convertible preferred stock, with an exercise price of $9.17340. The warrants are exercisable up to ten years from the date of issuance. Upon repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, the Company cancelled 0.1 million warrants that were contingent on future borrowings. The warrant holders exercised 0.1 million warrants during the year ended December 31, 2017 and the remaining 0.2 million warrants during the three months ended March 31, 2018. There were no outstanding warrants as of June 30, 2018.

6. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company had outstanding convertible preferred stock before its IPO. Upon closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80.8 million shares of Class B common stock on a one-to-one basis.

On October 2, 2017, the Company filed an Amended and Restated Certificate of Incorporation, which changed the capital structure of the Company. The Company is now authorized to issue 10.0 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors (the “Board”) at the time of issuance of such shares. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

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

The Company has reserved the following shares of common stock for future issuances (in thousands):

June 30, 2018
Common stock awards granted under equity incentive plans	21,485
Common stock awards available for grant under equity incentive plan	16,280
Total reserved shares of common stock	37,765

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

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of platform revenue	$19	$19	38	40
Cost of player revenue	67	38	111	74
Research and development	2,801	993	5,097	1,881
Sales and marketing	1,286	690	2,396	1,291
General and administrative	1,136	678	2,096	1,307
Total stock-based compensation	$5,309	$2,418	$9,738	$4,593

Stock Options

The summary of the Company’s stock option activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2017 - outstanding	26,336	$4.59	6.4	—
Granted	186	39.05	—	$16.27
Exercised	(5,759)	3.05	—	—
Forfeited and expired	(474)	6.29	—	—
Balance, June 30, 2018 - outstanding	20,289	$5.30	6.4	—	$757,711

Options exercisable at June 30, 2018	11,472	$3.46	4.9	—	$449,306

The intrinsic value for options exercised during the three months ended June 30, 2018 and 2017, was $140.8 million and $0.1 million, respectively, and six months ended June 30, 2018 and 2017 was $197.0 million and $0.2 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. As of June 30, 2018, the Company had $27.0 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years.

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Dividend rate	—	—	—	$—
Expected term (in years)	5.3 - 6.1	5.3 - 6.5	5.3 - 6.1	5.3 - 6.5
Risk-free interest rate	2.61 - 2.88%	1.90 - 2.07%	2.32 - 2.88%	1.90 - 2.25%
Expected volatility	38 - 39%	40 - 43%	38 - 40%	40 - 44%

Restricted Stock Units

Pursuant to the 2017 Plan, the Company issued restricted stock units to employees. The summary of the Company’s restricted stock unit activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2017 - outstanding	272	$43.55
Awarded	971	38.17
Released	(7)	38.81
Forfeited	(40)	41.19
Balance, June 30, 2018 - outstanding	1,196	$39.29

The unrecognized compensation cost related to restricted stock units as of June 30, 2018 was $43.9 million, which the Company expects to recognize over 3.7 years. The intrinsic value of restricted stock units vested during the three and six months ended June 30, 2018 was $0.3 million representing the fair value of the Company’s common stock underlying the restricted stock units at vesting dates.

Warrants

On June 30, 2018, the Company had no outstanding warrants. As of December 31, 2017, the Company had outstanding warrants to purchase 0.2 million shares of Class B common stock.

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

The assumptions used to value the preferred stock warrants outstanding during the three and six months ended June 30, 2017 as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Dividend rate	$—	$—
Expected term (in years)	3.0 - 8.2	3.0 - 8.2
Risk-free interest rate	1.5% - 2.2%	1.5% - 2.2%
Expected volatility	43.8 - 49.0%	43.8 - 49.0%

7. COMMITMENTS AND CONTINGENCIES

Office Space

The Company has operating lease agreements for office space to support research and development and sales and marketing activities located in the United States, the United Kingdom (U.K.), Denmark, and China, with various expiration dates up to November 2024. Rent expense for the three months ended June 30, 2018 and 2017 was $2.4 million and $1.6 million, respectively and for the six months ended June 30, 2018 and 2017 was $4.6 million and $3.1 million, respectively.

Manufacturing Purchase Commitments

The Company has contracts with vendors for the manufacture of inventory and related items in the normal course of business. As of June 30, 2018, the Company had $104.0 million purchase commitments for inventory and related items.

The Company records a liability for noncancelable purchase commitments in excess of its future demand forecasts. The Company recorded $0.2 million and $0.6 million for these purchase commitments in “Accrued liabilities” as of June 30, 2018 and December 31, 2017, respectively.

Content Licensing

The Company licenses certain content for users to access through The Roku Channel. The Company records an obligation for licensing of content when it enters into an agreement to obtain future titles and the cost of the content is known. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date.  As of June 30, 2018, the Company had $0.1 million of obligations recorded in “Accrued liabilities” for license purchase commitments. As of June 30, 2018, the Company has $0.2 million of obligations that are not reflected on the financial statements as they do not yet meet the criteria for asset recognition.

Letters of Credit

As of June 30, 2018 and December 31, 2017, the Company had irrevocable letters of credit outstanding in the amount of $3.1 million and $1.5 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2019.

Contingencies

The Company accrues for loss contingencies, including liabilities for intellectual property licensing, when it believes such losses are probable and reasonably estimable. During the three months ended June 30, 2018, the Company changed its estimate of certain liabilities previously recorded for intellectual property licensing and released $8.9 million as a result of its assessment that the likelihood of payment is now remote. The reversal of $8.9 million is recorded within cost of player revenue in the three and six months ended June 30, 2018, in the condensed consolidated statements of operations.

The Company is currently involved in, and may in the future be involved in, legal proceedings, claims, and investigations in the ordinary course of business, including claims for infringing patents, copyrights or other intellectual property rights related to its platform and products, or the content distributed through its platform by the Company or third-party channel developers. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in are reasonably likely to have a material adverse effect on its business, financial condition, or results of operations.

Indemnification

Many of the Company’s agreements include provisions for indemnifying content publishers, licensees, contract manufacturers and suppliers in the event that the Company’s products or services or the Company’s technologies incorporated therein, infringe on a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements.

Player Warranties

Upon issuance of a standard player warranty, the Company recognizes a liability for the obligation it assumes under the warranty. As of June 30, 2018 and December 31, 2017, the accrued warranty reserve was immaterial.

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

The Company recorded an income tax benefit of $0.4 million and an immaterial tax expense for the three months ended June 30, 2018 and 2017, respectively, and a tax benefit of $0.2 million and tax expense of $0.1 million for the six months ended June 30, 2018 and 2017, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the six months ended June 30, 2018, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

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

9. RELATED-PARTY TRANSACTIONS

The Company has agreements with one of the Company’s strategic investors. The Company recorded revenues of $0.7 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively, related to this investor. The Company had accounts receivable balance of $1.8 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively, related to sales to this investor. The Company incurred expenses of $0.2 million with this investor for the three and six months ended June 30, 2018. There were insignificant expenses for three and six months ended June 30, 2017. The Company had a payable of $0.2 million payable to this investor as of June 30, 2018.

In May 2018, a member of the executive staff for one of the Company’s business partners joined the Company’s Board of Directors. The Company recorded revenues of 1.9 million and $3.3 million for three and six months ended June 30, 2018 with this business partner. The Company had an accounts receivable balance of $1.0 million with this business partner as of June 30, 2018.

In addition, a member of the Company’s Board of Directors is a senior vice president at an operating unit of one of the strategic investors. The Company had no significant transactions with this investor for the three and six months ended June 30, 2018 and recorded expense of $0.4 million for the three and six months ended June 30, 2017, respectively. The Company had no balances outstanding with this investor as of June 30, 2018 and December 31, 2017, respectively.

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

Application of practical expedients and exemptions

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

Revenue recognition

The Company enters into contracts that may include various combinations of products and services, which are generally capable of being distinct and are accounted for as separate performance obligations.

Revenue is recognized when control of promised products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. This is achieved by applying the following five-step approach:

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

Arrangements with multiple performance obligations

The Company’s contracts may contain multiple distinct performance obligations. The computed transaction price is allocated to each performance obligation based on a relative stand-alone selling price (“SSP”). For performance obligations routinely sold separately, the SSP is determined by evaluating such stand-alone sales. For those performance obligations that are not routinely sold separately, the Company determines SSP based on a market assessment approach, or on an expected cost-plus margin approach.

Nature of products and services

Platform segment:

The Company’s platform segment generates revenue from advertising sales, subscription and transaction revenue shares, the sale of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators.

The Company’s advertising revenue is mostly generated through video and display advertising delivered through advertising impressions. The Company enters into advertising arrangements directly with the advertiser or with their agency which purchases advertising on their behalf. Advertising is typically sold on a cost-per-thousand basis as evidenced by an Insertion Order (“IO”) that specifies the terms of the arrangement including the type of ad product, pricing, insertion dates, and the number of impressions over a stated period. Revenue is recognized as the number of impressions are delivered. IOs may include multiple performance obligations as they contain distinct advertising products or services. For such arrangements, the Company allocates revenue to each performance obligation based on their relative SSPs. In addition, advertising revenue is also recognized from distinct performance obligations included in distribution arrangements with content publishers.

The Company earns revenue shares from content publishers based on user subscriptions activated or billed through the Company’s platform and from purchases or rental of publishers’ media. The Company’s revenue share is generally equal to a fixed percentage of the price charged by the content publisher or a contractual flat fee.

The Company sells branded channel buttons on player and TV remote controls that provide one-touch access to a publishers’ content. The Company typically receives a fixed fee per button unit over a defined distribution period.

The Company licenses its technology and proprietary operating system to service operators and TV brands. Arrangements with service operators generally include performance obligations comprised of a license to the technology and proprietary operating system, unspecified upgrades or enhancements, hosting of a branded channel store, and engineering and support services. The Company has determined that the license for the technology and the operating system is one performance obligation. Licensing fees from service operators are mostly generated from unit activations or flat fees and from ongoing maintenance.

Arrangements with TV brands commonly include a license to the Company’s technology and proprietary operating system over a specified term including updates and upgrades. Licensing revenues from TV brands are generated on a flat fee basis or from per unit licensing fees. Arrangements may also include marketing development funds paid to TV brands on a flat fee or a per unit basis. Marketing development funds are included as a reduction to the estimated transaction price.

Nature of performance obligations	Revenue recognition
Digital advertising	Digital advertising is comprised of performance obligations that are recognized either at a point in time or over time depending on the nature of the advertising product.
Content distribution services

The revenue share from the content publishers included in the estimated transaction price is based on the expected value for which a significant reversal of revenue is not expected to occur. The estimate of the variable consideration is based on the assessment of historical, current, and forecasted performance of the publishers’ content applications. Revenue is recognized on a time elapsed basis, by day, over the contractual distribution term.

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

Unspecified upgrades to the IP	The revenue allocated to unspecified upgrades is recognized on a time elapsed basis, by day, over the service period.
Hosting services	Hosting fees are recognized on a time elapsed basis, by day, over the service period.
Professional services	Professional services revenue is recognized as services are provided or accepted.

Player segment:

The Company sells the majority of its players through retail distribution channels, including brick and mortar and online retailers, and through the Company’s website. The Company’s player revenue includes allowances for returns and sales incentives in the estimated transaction price.   These estimates are based on historical experience and anticipated performance.

The Company’s player revenue include two performance obligations:

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

Transaction price allocated to future performance obligations

As of June 30, 2018, the Company had $64.4 million of estimated future revenue related to outstanding performance obligations. The Company expects to recognize approximately 62% of this future revenue over the next twelve months and the remainder thereafter through 2024. This estimated future revenue excludes contracts with original durations of one year or less, amounts in accordance with ASC 606-10-55-18 and variable consideration amounts attributable to royalties.

Contract balances

Contract balances include accounts receivable, contract assets and contract liabilities or deferred revenues. Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts, with payment terms ranging from 30 to 90 days. Contract assets are created when the timing of revenue recognition differ from the timing of invoicing to a customer. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company’s contract assets are current in nature and are included in “Prepaid expenses and other current assets”.

Contract liabilities are recorded as deferred revenue and primarily relate to the advance consideration received from customers. Revenue is recognized when the performance obligation is completed and delivered or transfer of control occurs.

The table below reflects the contract balances of the Company (in thousands):

	As of	As of adoption
	June 30, 2018	January 1, 2018
Accounts receivable, net	$123,612	$133,281
Contract assets, current portion	4,751	4,113
Deferred revenue, current portion	39,151	42,950
Deferred revenue, non-current portion	12,435	12,023

Revenue recognized during the three and six months ended June 30, 2018, from amounts included in deferred revenue at the beginning of each period was approximately $8.3 million and $29.5 million, respectively. Of this amount, approximately $12.4 million related to the delivery of intellectual property that occurred during the quarter ended March 31, 2018. This delivery also resulted in an increase to contract assets of approximately $3.8 million as of June 30, 2018.

Impact of adoption for the three and six months ended June 30, 2018

The impact of adoption of the new revenue standard on January 1, 2018, on the condensed consolidated balance sheet and statements of operations is reflected in the table below (in thousands):

	As of June 30, 2018
Impact on balance sheet line items	As Reported	Balances without adoption of the new revenue standard	Impact of adoption Higher / (Lower)
Assets:
Accounts receivable, net	$123,612	$110,171	$13,441
Inventories	39,431	39,431	—
Prepaid expenses and other current assets	15,131	10,574	4,557
Deferred cost of revenue, current portion	1,439	4,107	(2,668)
Deferred cost of revenue, non-current portion	—	5,496	(5,496)
Liabilities:
Accounts payable and accrued liabilities	111,026	109,026	2,000
Deferred revenue, current portion	39,151	34,307	4,844
Deferred revenue, non-current portion	12,435	49,198	(36,763)
Equity:
Accumulated Deficit	(251,147)	(290,900)	39,753

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Impact on statements of operations line items	As Reported	Balances without adoption of the new revenue standard	Impact of adoption Higher / (Lower)	As Reported	Balances without adoption of the new revenue standard	Impact of adoption Higher / (Lower)
Net Revenue:
Platform	$90,341	$86,426	$3,915	$165,418	$158,289	$7,129
Player	66,469	67,285	(816)	127,968	126,735	1,233
Total net revenue	156,810	153,711	3,099	293,386	285,024	8,362
Cost of Revenue:
Platform	27,328	24,436	2,892	48,994	42,912	6,082
Player	51,730	52,353	(623)	103,528	102,662	866
Total cost of revenue	79,058	76,789	2,269	152,522	145,574	6,948
Gross Profit:
Platform	63,013	61,990	1,023	116,424	115,377	1,047
Player	14,739	14,932	(193)	24,440	24,073	367
Total gross profit	77,752	76,922	830	140,864	139,450	1,414
Operating Expenses:
Research and development	40,196	40,196	—	74,322	74,322	—
Sales and marketing	22,259	22,259	—	42,577	42,577	—
General and administrative	15,429	15,429	—	30,999	30,999	—
Total operating expenses	77,884	77,884	—	147,898	147,898	—
Loss from Operations	(132)	(962)	830	(7,034)	(8,448)	1,414
Net income (loss)	$526	$(304)	$830	$(6,108)	$(7,522)	$1,414

11. NET LOSS PER SHARE

Basic and diluted net income (loss) per share of common stock allocable to common stockholders is calculated by dividing the net income (loss) allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. During the periods, when the Company has reported a net loss, diluted net loss per common share is the same as the basic net loss per share for those periods.

The Company calculates its basic and diluted net income (loss) per share allocable to common stockholders in conformity with the two-class method required for companies with participating securities. In computing diluted net income (loss) allocable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net income (loss) per share allocable to common stockholders is calculated by dividing the net income (loss) allocable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net income (loss) per share allocable to common stockholders, unvested shares of common stock issued upon the early exercise of stock options, options to purchase common stock, common stock warrants and securities like convertible preferred stock and convertible preferred stock warrants that were issued and outstanding before the Company’s IPO, are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share allocable to common stockholders as their effect is antidilutive.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income (loss) allocable to common stockholders	$526	$(15,513)	$(6,108)	$(24,215)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	102,652	4,882	101,079	4,866
Net income (loss) per share, basic	$0.01	$(3.18)	$(0.06)	$(4.98)

Weighted-average shares used in computing net income (loss) per share, diluted	121,698	4,882	101,079	4,866
Net income (loss) per share, diluted	$0.00	$(3.18)	$(0.06)	$(4.98)

The potential common shares that would be excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Equity awards to purchase common stock	1,062	24,560	21,485	24,560
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	—	20	105	20
Warrants to purchase common stock	—	375	—	375
Warrants to purchase convertible preferred stock	—	2,226	—	2,226
Convertible preferred stock	—	80,844	—	80,844
Total	1,062	108,025	21,590	108,025

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

Customers accounting for 10% or more of the segment revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Platform segment revenue
Customer E	*	11%	*	13%
Customer G	*	*	10%	*

Player segment revenue
Customer A	16%	16%	14%	13%
Customer B	10%	*	14%	12%
Customer C	39%	33%	38%	32%
Customer E	*	*	*	10%

*	Less than 10% of segment revenues

Substantially all of the Company’s assets were held in the United States and were attributable to the operations in the United States as of June 30, 2018 and December 31, 2017. Revenue in international markets was 10% for the six months ended June 30, 2018 and was less than 10% for the three months ended June 30, 2018 as well as for the three and six months ended June 30, 2017.

13. SUBSEQUENT EVENTS

On July 31, 2018, the Company entered into lease agreements to acquire approximately 472,319 square feet of office space on Coleman Avenue in San Jose to house its new headquarters. The lease includes three floors of a first building and three other buildings. It has an approximate term of 140 months from the date we commence occupancy in the first building. Copies of the lease agreements are filed as exhibits to this Quarterly Report on Form 10-Q.

On July 18, 2018, the Company entered into a third amendment to the restated loan and security agreement with Silicon Valley Bank. The amendment increased the limit to which the Company can utilize its line of credit to support the issuance of letters of credit from $5.0 million to $30.0 million. The increase to the limit will be used to facilitate additional letters of credit required pursuant to the lease for the Company’s new headquarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018, with the Securities and Exchange Commission (“SEC”).

Overview

Roku pioneered streaming to the TV and we are capitalizing on this large economic opportunity as a leading TV streaming platform for users, content publishers and advertisers. Roku connects users to the streaming content they love, enables content publishers to build and monetize large audiences, and provides advertisers with unique capabilities to engage consumers. As of June 30, 2018, we had 22.0 million active accounts, an increase of 46% from the prior year. In the three and six months ended June 30, 2018, our users streamed 5.5 billion hours and 10.6 billion hours, respectively, an increase of 57% over hours streamed in the three and six months ended June 30, 2017.

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

We generate platform revenue from advertising, content distribution, billing and licensing activities on our platform and player revenue from the sale of streaming players. We generated revenues of $156.8 million and $293.4 million during the three and six months ended June 30, 2018, respectively, up by 57% and 47% respectively, as compared to the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018, we generated gross profit of $77.8 million and $140.9 million, which is up 107% and 84%, respectively, from the three and six months ended June 30, 2017. During the three months ended June 30, 2018, our cost of player revenue was lower by $8.9 million due to the release of accruals of IP licensing obligations that we believe will now not materialize. Excluding this benefit, the gross profit was up 83% and 73% for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017.

We continue to manage the average selling prices (“ASP”) of our streaming players to expand our active accounts. As a result, player revenues and gross profits may not increase as rapidly as they have historically or at all. We expect that tradeoffs from player gross profit in favor of platform gross profit to grow active accounts will result in increased monetization.

Advertising

Our advertising products enable advertisers to serve relevant ads to our users and measure return on investment. We collect a variety of information on the Roku streaming platform, including user registration data, as well as anonymized information like audience engagement with channels on our platform, use of features like search and interactions with advertisements. With Roku TVs, we give customers the ability to opt-in to use automatic content recognition (ACR) and other technology to collect information about what users watch via antennae and devices connected to Roku TVs, and we collect data about the use of the Roku TV’s home screen and antenna programming guide.

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

•

Audience Marketplace.  Through our Audience Marketplace program, we provide advertising buyers and sellers with the means to more effectively target audiences on the Roku platform in the U.S. Publishers leverage our first-party data and proprietary ad technology to sell targeted audiences on the Roku platform to advertisers.

Roku TVs

Roku TVs integrate our Roku Operating System, or Roku OS, and leverage our smart TV hardware reference design. Roku TVs are manufactured and sold by our TV brand licensees including current brands such as Element, Hisense, Hitachi, Insignia, RCA, Philips, Sanyo, Sharp, TCL and Magnavox. They are available in sizes ranging from 24” to 75” at leading retailers in the United States and Canada.

Roku TV Wireless Speakers

In July 2018, we introduced Roku TV Wireless Speakers, the first speakers designed specifically for Roku TVs that wirelessly pair to Roku TVs via Roku Connect technology. Once paired, users can listen to audio from any streaming channel on the Roku platform, live TV from an antenna, or other devices such as a cable set-top box through the Roku TV Wireless Speakers. We believe that adding great audio to a TV should be simple and will enhance the overall entertainment experience. We expect that the Roku TV Wireless Speaker bundle will begin shipping to customers by late October.

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

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue consists of advertising inventory acquisition costs, payment processing fees, third-party cloud service fees, content licensing cost and allocated personnel-related costs, including salaries, benefits and stock-based compensation for Roku personnel that support platform services, including advertising and billing operations, customer service, and teams supporting our TV brands and service operator licensees. We anticipate that cost of platform revenue will increase in absolute dollars.

Cost of Player Revenue

Cost of player revenue is comprised of player manufacturing costs payable to our third-party contract manufacturers, technology licenses or royalty fees, inbound and outbound freight, duty and logistics costs, third-party packaging and assembly costs, provision for excess or obsolete inventory, allocated overhead costs related to facilities and customer support, and salary, benefit and stock-based compensation costs for operations personnel.

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

Other Income (Expense), Net

Our other income (expense), net, for the three and six months ended June 30, 2018, consists of interest income and foreign currency re-measurement and transaction gains and losses. The other income (expense), net, for the three and six months ended June 30, 2017 consisted of changes in the fair value of our convertible preferred stock warrant liability, interest expense on our debt, and foreign currency re-measurement and transaction gains and losses. Prior to our IPO, the underlying shares of our convertible preferred stock warrants were contingently redeemable and we accounted for these warrants as a liability at fair value and re-measured the fair value at each balance sheet date. Pursuant to our IPO, the convertible preferred stock warrant liability was reclassified to stockholders’ equity and re-measurement was no longer required.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue. As discussed in Note 10, we adopted the new revenue standard effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Revenue:
Platform	58%	46%	56%	41%
Player	42%	54%	44%	59%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	17%	12%	17%	10%
Player	33%	50%	35%	52%
Total cost of revenue	50%	62%	52%	62%
Gross Profit:
Platform	41%	34%	40%	31%
Player	9%	4%	8%	7%
Total gross profit	50%	38%	48%	38%
Operating Expenses:
Research and development	26%	26%	25%	24%
Sales and marketing	14%	15%	15%	14%
General and administrative	10%	11%	11%	11%
Total operating expenses	50%	52%	51%	49%
Loss from Operations	—%	(14)%	(3)%	(11)%
Other Income (Expense), Net:
Interest expense	—%	—%	—%	—%
Change in fair value of preferred stock warrant liability	—%	(2)%	—%	(1)%
Other income (expense), net	—%	—%	—%	—%
Total other income (expense), net	—%	(2)%	—%	(1)%
Income (Loss) before income taxes	—%	(16)%	(3)%	(12)%
Income tax expense (benefit)	—%	—%	—%	—%
Net income (loss) attributable to common stockholders	—%	(16)%	(3)%	(12)%

Comparison of Three and Six Months Ended June 30, 2018 and June 30, 2017

Net Revenue

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	Change $	Change %	June 30, 2018	June 30, 2017	Change $	Change %
(in thousands, except percentages)
Platform	$90,341	$45,976	$44,365	96%	$165,418	$82,391	$83,027	101%
Player	66,469	53,651	12,818	24%	127,968	117,329	10,639	9%
Total Net Revenue	$156,810	$99,627	$57,183	57%	$293,386	$199,720	$93,666	47%

Platform

Platform revenue increased by $44.4 million, or 96%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and is inclusive of $3.9 million recognized as a result of the adoption of the new revenue standard. The increase was primarily due to higher advertising, subscription and transaction revenue share and an increase in the number of paid subscriptions amounting to $41.6 million, driven by the continued expansion of our platform segment and of our advertising sales operations and monetization efforts.

Platform revenue increased by $83.0 million, or 101%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and is inclusive of $7.1 million recognized as a result of the adoption of the new revenue standard. The increase was due to higher advertising, subscription and transaction revenue share and an increase in the number of paid subscriptions amounting to $66.0 million. The revenues from licensing arrangements with service operators and TV brands increased by $17.1 million mainly driven by the delivery of intellectual property to a licensing partner during the first quarter of 2018.

Player

Player revenue increased by $12.8 million, or 24%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, there was an increase of 22% in the volume of players sold as compared to the three months ended June 30, 2017 and a 2% increase in the average selling price of the players. Most of the increase in the volume of players came from the sale of our lower priced products. The increase in the average selling price was a result of the reduction in various sales incentives provided to customers.

Player revenue increased by $10.6 million, or 9%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in player revenue was a result of an increase in the volume of players sold mitigated by a reduction in the average selling price of the players during the six months ended June 30, 2018 as compared to the corresponding period in prior year. An increase of 13% in the volume of players sold, consisting mainly of our lower priced products, resulted in a 3% decrease in the average selling price of the players.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	Change $	Change %	June 30, 2018	June 30, 2017	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$27,328	$11,778	$15,550	132%	$48,994	$20,121	$28,873	143%
Player	51,730	50,212	1,518	3%	103,528	103,122	406	0%
Total Cost of Revenue	$79,058	$61,990	$17,068	28%	$152,522	$123,243	$29,279	24%
Gross profit:
Platform	$63,013	$34,198	$28,815	84%	$116,424	$62,270	$54,154	87%
Player	14,739	3,439	11,300	329%	24,440	14,207	10,233	72%
Total Gross Profit	$77,752	$37,637	$40,115	107%	$140,864	$76,477	$64,387	84%

Platform

Cost of platform revenue increased by $15.6 million, or 132%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase is a result of higher advertising inventory acquisition costs, ad serving costs, content licensing fees and credit card processing fees totaling $13.5 million and a $1.9 million increase in allocated overhead primarily in advertising operations and our operating system licensing costs support driven by the growth of platform business.

Cost of platform revenue increased by $28.9 million, or 143%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Advertising inventory acquisition costs, ad serving costs, and credit card processing fees increased by $23.6 million and allocated overhead increased by $4.9 million during this period. The increase is due to growth of platform business which attracts higher advertisements and monetization opportunities.

Gross profit on platform revenue increased by $28.8 million, or 84% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by strong growth in advertising demand. The increase includes $1.0 million recognized as a result of the adoption of the new revenue standard.

Gross profit on platform revenue increased by $54.2 million, or 87% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by strong growth in higher margin platform business. The increase includes $1.0 million recognized as a result of the adoption of the new revenue standard.

Player

Cost of player revenue increased by $1.5 million, or 3%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in cost of player revenue was primarily the result of approximately $9.3 million in increased manufacturing and related costs to support the increased volume of players sold offset by the release of accruals related to IP licensing obligations that did not materialize and management now believes will not materialize in the amount of approximately $8.9 million.

Cost of player revenue increased by $0.4 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in cost of player revenue was primarily the result of approximately $9.5 million in increased manufacturing and related costs to support the increased volume of players sold, as offset by the release of accruals related to IP licensing obligations that did not materialize and management now believes will not materialize in the amount of approximately $8.9 million.

Gross profit on player sales increased by $11.3 million, or 329% during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 mainly due to the release of accruals related to unrealized IP licensing obligations.

Gross profit on player sales increased by $10.2 million, or 72% during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 mainly due to the release of accruals related to unrealized IP licensing obligations during the second quarter of 2018.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	Change $	Change %	June 30, 2018	June 30, 2017	Change $	Change %
(in thousands, except percentages)
Research and development	$40,196	$25,776	$14,420	56%	$74,322	$48,118	$26,204	54%
Sales and marketing	22,259	14,667	7,592	52%	42,577	28,722	13,855	48%
General and administrative	15,429	10,577	4,852	46%	30,999	20,855	10,144	49%
Total Operating Expenses	$77,884	$51,020	$26,864	53%	$147,898	$97,695	$50,203	51%

Research and Development

Research and development expenses increased by $14.4 million, or 56%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to higher personnel-related costs of $10.9 million as a result of increased engineering headcount, higher facilities costs of $1.3 million and higher platform and product development costs of $2.2 million that includes expenses like consulting and outside services, travel and equipment.

Research and development expenses increased by $26.2 million, or 54%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to higher personnel-related costs of $20.3 million as a result of increased engineering headcount, higher facilities costs of $2.3 million and higher platform and product development costs of $3.6 million that includes expenses like consulting and outside services, travel and equipment.

Sales and Marketing

Sales and marketing expenses increased by $7.6 million, or 52%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to higher personnel-related costs of $5.8 million related to increased headcount and increases in other expenses of $1.1 million that includes consulting services and travel.

Sales and marketing expenses increased by $13.9 million, or 48%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to higher personnel-related costs of $11.2 million related to increased headcount, higher facility costs of $1.5 million and increases in other expenses of $1.2 million that includes expenses like consulting services and travel.

General and Administrative

General and administrative expenses increased by $4.9 million, or 46%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to higher personnel-related costs of $2.6 million as a result of increased headcount in general and administrative functions and consulting and professional service fees of $2.4 million related to increased accounting and legal services to support a growing public organization.

General and administrative expenses increased by $10.1 million, or 49%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to higher personnel-related costs of $5.0 million as a result of increased headcount in general and administrative functions and consulting and professional service fees of $4.6 million related to increased accounting and legal services to support a growing public organization.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	Change $	Change %	June 30, 2018	June 30, 2017	Change $	Change %
(in thousands, except percentages)
Interest expense	$(57)	$(304)	$247	(81)%	$(108)	$(471)	$363	(77)%
Change in fair value of convertible preferred stock warrants	—	(1,916)	1,916	(100)%	—	(2,651)	2,651	(100)%
Other income (expense), net	361	128	233	182%	809	211	598	283%
Total Other Income (Expense), Net	$304	$(2,092)	$2,396	(115)%	$701	$(2,911)	$3,612	(124)%

Other income (expense), net, during the three months ended June 30, 2018, increased by $2.4 million as compared to the three months ended June 30, 2017. The change was primarily due to charge of $1.9 million that was recorded in the three months ended June 30, 2017 related to the change in the fair value of warrants to purchase convertible preferred stock. No such charge was required during the three months ended June 30, 2018 as warrants to purchase convertible preferred stock were converted into warrants to purchase common stock upon our IPO. Other income, net, increased by $0.2 million during three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due to an increase in interest income on a higher cash balance post IPO. Interest expense for the three months ended June 30, 2017 was higher by $0.2 million due to outstanding debt during that period. No such debt was outstanding in 2018.

Other income (expense), net, during the six months ended June 30, 2018, increased by $3.6 million as compared to the six months ended June 30, 2017. The change was primarily due to a charge of $2.7 million that was recorded in the six months ended June 30, 2017 related to the change in fair value of warrants to purchase convertible preferred stock. No such charge was required during the six months ended June 30, 2018. Other income, net, increased by $0.6 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to an increase in interest income on a higher cash balance post IPO. Interest expenses for the six months ended June 30, 2017 was higher by $0.4 million due to outstanding debt during that period. No such debt was outstanding in 2018.

Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30, 2018	June 30, 2017	Change $	Change %	June 30, 2018	June 30, 2017	Change $	Change %
(in thousands, except percentages)
Income Tax Expense	$(354)	$38	$(392)	(1032)%	$(225)	$86	$(311)	(362)%

Income tax expense is comprised of foreign income taxes and state minimum income taxes in the United States.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $174.2 million. In October 2017, as a result of our IPO, we received cash proceeds of $134.8 million net of underwriting discounts and commissions but before deducting other offering expenses. Our primary source of liquidity is cash generated through operating and financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. We recently entered into lease agreements for a corporate headquarters, and we will start to incur material expenses in future years. We may also contemplate and engage in additional merger and acquisition activity that could materially impact our liquidity and capital resource position. However, we believe that our existing cash balance together with amounts available under our credit facility will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

We may contemplate and engage in additional merger and acquisition activity that could materially impact our liquidity and capital resource position. We believe that our existing cash and cash equivalent balances, together with amounts available under our credit facility will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of June 30, 2018, approximately 1.2% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

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

On July 18, 2018, the Company entered into a third amendment to the Restated 2014 LSA. The amendment increased the amount by which we can utilize its line of credit to support the issuances of letters of credits from $5.0 million to $30.0 million.

As of June 30, 2018 and December 31, 2017, there were no outstanding borrowings under the revolving line of credit and letters of credit were outstanding in the amount of $3.1 million and $1.5 million, respectively. As of June 30, 2018 and December 31, 2017, we were in compliance with all of the covenants in the amended Restated 2014 LSA. The rate of interest on the line of credit was 4.83% and 4.31%, respectively as of June 30, 2018 and December 31, 2017.

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

In connection with the 2017 Agreement we issued warrants to purchase 0.4 million shares of Series H convertible preferred stock, with an exercise price of $9.17340. The warrants are exercisable up to ten years from the date of issuance. Upon the repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, we cancelled warrants to purchase 0.1 million shares of Class B common stock that were contingent on future borrowings. The remaining warrants were exercised during the year ended December 31, 2017 and during three months ended March 31, 2018. There were no warrants outstanding as of June 30, 2018.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(11,468)	$30,213
Cash flows used in investing activities	(9,013)	(4,500)
Cash flows provided by financing activities	17,398	9,894

Operating Activities

Our operating activities used cash of $11.5 million for the six months ended June 30, 2018. Our net loss of $6.1 million for the six months ended June 30, 2018 was adjusted by non-cash charges of $14.0 million comprising mainly of $3.6 million of depreciation and amortization, $9.7 million of stock-based compensation, $0.4 million relating to loss incurred on exiting facilities and $0.3 million of provision related to doubtful accounts. The changes in our operating assets and liabilities used cash of $19.4 million comprising of outflows of $19.0 million from decrease in accounts payable and accrued liabilities due to the timing of payments, $3.4 million from decrease in deferred revenues resulting from the adoption of the new revenue standard and $6.8 million from increase in inventory balance from increasing inventory levels from its low point at the end of 2017 holiday season. These outflows were offset by cash inflows from of $9.4 million from decrease in accounts receivable as a result of collections from higher revenues recorded in the last quarter of 2017 holiday season and $2.0 million from decrease in cost of deferred revenues.

Our operating activities provided cash of $30.2 million for the six months ended June 30, 2017. Our net loss of $24.2 million for the six months ended June 30, 2017 was adjusted by non-cash charges of $10.5 million comprising mainly of $2.6 million of depreciation and amortization, $4.6 million of stock-based compensation, $2.7 million change in the fair value of warrants to purchase convertible preferred stock, $0.3 million of provision of doubtful accounts and $0.3 million for non-cash interest expenses relating to the debt. The changes in our operating assets and liabilities provided cash of $44.0 million comprising of inflows of $22.8 million from decrease in accounts receivable, $15.1 million from increase in deferred revenues, $16.5 million from decrease in inventories and $3.6 million from increase in other long-term liabilities. These inflows were offset by outflows of $6.5 million from decrease in accounts payable and accrued liabilities, $2.8 million of increase in other non-current assets, $2.1 million of increase in prepaid and other current assets and $2.6 million increase in deferred cost of revenue.

Investing Activities

Our investing activities for the six months ended June 30, 2018 included cash outflow of $9.0 million spent on purchase of property and equipment, expenditure on leasehold improvements related to expanding our facilities and other capital investments.

Our investing activities for the six months ended June 30, 2017 included cash outflow of $4.5 million, most of which was spent on purchase of property and equipment and expenditure on leasehold improvements.

Financing Activities

Our financing activities provided cash of $17.4 million for the six months ended June 30, 2018. The cash was received mainly from the exercise of employee stock options reflecting the expiry in March 2018 of the six-month lock-up period following the IPO.

Our financing activities provided cash of $9.9 million for the six months ended June 30, 2017. We received net cash proceeds of $24.7 million from the subordinated term loan agreement with Silicon Valley Bank and $0.2 million from exercise of stock options. This was offset by a repayment of $15.0 million balance on the line of credit that was outstanding.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our non-cancelable contractual obligations were as follows as of June 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Purchase commitments (1)	$103,993	$103,993	$—	$—	$—
Operating lease obligations (2)	43,335	6,516	26,216	5,525	5,078
Other obligations (3)	4,000	4,000	—	—	—
Total	$151,328	$114,509	$26,216	$5,525	$5,078

(1)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(2)	Represents future minimum lease payments under non-cancelable operating leases.
(3)	Represents commitments included in other non-cancelable arrangements like ad buys and other platform services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Except for the changes in the internal controls relating to the adoption of the new revenue standard, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and for all of our history we have experienced net losses and negative cash flows from operations. As of June 30, 2018, we had an accumulated deficit of $251.1 million and for the six months ended June 30, 2018, we experienced a net loss of $6.1 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

In July 2018, we have also announced our new Roku TV Wireless Speaker product line, designed specifically for use with Roku TVs and we may face additional competition from speaker and other peripheral manufacturers.  If our wireless speaker products do not operate as designed, do not achieve marketplace acceptance, or do not enhance or produce the benefits to the Roku TV viewing experience as we intend, our users’ overall viewing experience may be diminished and this may impact the overall demand for Roku TVs or other Roku products.

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

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed, even though the revenues received, directly or indirectly, from streaming on certain of these channels has not been significant to our overall revenue.*

Historically, a small number of content publishers have accounted for a significant portion of the content streamed across our platform and the terms and conditions of our relationships with content publishers vary. In the six months ended June 30, 2018, and June 30, 2017, Netflix accounts for approximately one-third of all hours streamed in each period. However, although Netflix is the largest provider of content across our platform, revenue generated from Netflix was not material to our overall revenue during the period, and we do not expect revenue from Netflix to be material to our overall operating results for the foreseeable future. In addition, our agreements with content publishers generally have a term of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publisher’s security requirements. Further, we do not receive material revenue from YouTube, the most viewed ad-supported channel by hours streamed on our platform for the six months ended June 30, 2018. If we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.

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

The Roku Channel may not generate sufficient advertising revenues.*

We operate “The Roku Channel,” an ad-supported streaming channel on the Roku platform that gives our users free access to a collection of films and other content, and this channel has become a top 5 channel on our platform by in terms of active account reach as of June 30, 2018. We do not receive subscriptions or other fees from users that access content on The Roku Channel. We have incurred, and will continue to incur, costs and expenses in connection with the launch, development, expansion and operation of The Roku Channel, which we monetize through advertising. For example, we have recently announced the availability of The Roku Channel in Canada and on other non-Roku smart televisions.  If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through advertising. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the content we make available, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient advertising revenues to be cost effective for us to operate.

Our growth will depend in part upon our ability to develop relationships with TV brands and, to a lesser extent, service operators.*

We developed, and intend to continue to develop, relationships with TV brands and service operators in both the United States and international markets. Our licensing arrangements are complex and time-consuming to negotiate and complete. Our current and potential partners include TV brands, cable and satellite companies and telecommunication providers. Under these license arrangements, we generally have limited control over the amount and timing of resources these entities dedicate to the relationship. If our TV brand or service operator partners fail to meet their forecasts for distributing licensed devices, our business may be harmed.

We license our Roku OS to certain TV brands to manufacture co-branded smart TVs, or Roku TVs. The primary economic benefits that we derive from these license arrangements have been and will likely continue to be indirect, primarily from growing our active accounts and increasing hours streamed. We have not received, nor do we expect to receive significant license revenue from these arrangements in the near term, but we expect to incur expenses in connection with these commercial agreements. If these arrangements do not result in increased users and hours streamed, our business may be harmed. The loss of a relationship with a TV brand or service operator could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels or increase our marketing costs. If we are not successful in maintaining existing and creating new relationships with any of these third parties, or if we encounter technological, content licensing or other impediments to our development of these relationships, our ability to grow our business could be adversely impacted.

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

Seasonal consumer shopping patterns significantly affect our business. Specifically, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year and represent a high percentage of the total net revenue for such fiscal year due to higher consumer purchases and increased advertising during holiday periods. Furthermore, a significant percentage of our player sales through retailers in the fourth quarter are pursuant to committed sales agreements with retailers for which we recognize significant discounts in the average selling prices in the third quarter in an effort to grow our active accounts, which will reduce our player gross margin.

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

We and our TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TVs, and if we or our partners fail to maintain and expand effective retail sales channels we could experience lower player or Roku TV sales.*

To continue to acquire new active accounts, we must maintain and expand our retail sales channels. The majority of our players and Roku TVs are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon.com. To a lesser extent, we sell players directly through our website and internationally through distributors. For six months ended June 30, 2018 and June 30, 2017, Amazon.com, Best Buy and Walmart each accounted for more than 66% and 57%, respectively, of our player revenue and are expected to each account for more than 10% of our player revenue in fiscal 2018. These three retailers collectively accounted for 61% of our player revenue for the year ended December 31, 2017 and 2016. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or Roku TVs, or choose not to prominently display those devices in their stores or on their websites, the volume of Roku devices sold could decrease, which would harm our business. For example, in April 2018, Amazon,com and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon.com’s operating system, and such TVs will be sold by Best Buy and Amazon.com. Although this arrangement is not expected to limit our TV brand partners’ ability to sell on either Amazon.com or at Best Buy, if our existing TV brands choose to work with other operating system developers, this may impact our Roku TV program and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Apple or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon.com, sells its own competitive TV streaming products and is able to market and promote these products more prominently on its website, and could refuse to offer our devices. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, would require us to increase our marketing expenditures simply to maintain our product visibility, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

We must successfully manage streaming device and other product introductions and transitions in order to remain competitive.

We must continually develop new and improved streaming devices and other products that meet changing consumer demands. Moreover, the introduction of a new streaming device or other product is a complex task, involving significant expenditures in research and development, promotion and sales channel development. For example, in July 2018, we announced our new Roku TV Wireless Speaker, designed specifically for use with Roku TVs.  Whether users will broadly adopt new products is not certain. Our future success will depend on our ability to develop new and competitively priced streaming devices and other products and add new desirable content and features to our platform. Moreover, we must introduce new streaming devices and other products in a timely and cost-effective manner, and we must secure production orders for those products from our contract manufacturers. The development of new products is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new products depends on a number of factors, including the following:

•	the accuracy of our forecasts for market requirements beyond near term visibility;
•	our ability to anticipate and react to new technologies and evolving consumer trends;
•	our development, licensing or acquisition of new technologies;
•	our timely completion of new designs and development;
•	the ability of our contract manufacturer to cost-effectively manufacture our new products;
•	the availability of materials and key components used in manufacturing; and
•	our ability to attract and retain world-class research and development personnel.

If any of these or other factors becomes problematic, we may not be able to develop and introduce new devices in a timely or cost-effective manner, and our business may be harmed.

We do not have manufacturing capabilities and primarily depend upon a few contract manufacturers, and our operations could be disrupted if we encounter problems with the contract manufacturers.

We do not have any internal manufacturing capabilities and primarily rely upon one contract manufacturer, Foxconn Industrial Internet Co. Ltd., or Foxconn, to build our players. We similarly rely on one contract manufacturer, Tonly Electronics Holdings Ltd., or Tonly, to manufacture our wireless speakers.  Our contract manufacturers may be vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce a new player or other product or feature, is limited. In addition, we have limited control over Foxconn’s or Tonly’s quality systems and controls, and therefore must rely on them to manufacture our players and other products to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our players and other products and ultimately our brand. Furthermore, any adverse change in our contract manufacturers’ financial or business condition could disrupt our ability to supply players to our retailers and distributors.

Our contracts with our contract manufacturers generally do not obligate them to supply our players or other products in any specific quantity or at any specific price. In the event our contracts manufacturers are unable to fulfill our production requirements in a timely manner or decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at one of our contract manufacturers would require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue. In addition, the Foxconn and Tonly facilities are located in the People’s Republic of China and may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions. Furthermore, any manufacturing issues affecting the quality of our products, including Roku TVs, wireless speakers or players, could harm our business.

If either of our contract manufacturers fail for any reason to continue manufacturing our players or other products in required volumes and at high quality levels, or at all, we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed, or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at a contract manufacturer could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue and user growth.

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

We bear supply risk under our contract manufacturing arrangements with Foxconn and Tonly. Lead times for the materials and components that our contract manufacturers orders on our behalf through different component suppliers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our players are currently lengthy, requiring our contract manufacturer to order materials and components several months in advance. If we overestimate our production requirements, our contract manufacturer may purchase excess components and build excess inventory. If our contract manufacturer, at our request, purchase excess components that are unique to our players or build excess players, we could be required to pay for these excess components or players. In the past, we have agreed to reimburse our contract manufacturer for purchased components that were not used as a result of our decision to discontinue players or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business.

Conversely, if we underestimate our player or other product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our players or other products and result in delays or cancellation of orders from retailers and distributors. In addition, from time to time we have experienced unanticipated increases in demand that resulted in the need to ship players via air freight, which is more expensive than ocean freight, and adversely affected our player gross margin during such periods of high demand, for example, during end-of-year holidays. If we fail to accurately forecast our manufacturing requirements, our business may be harmed.

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

In addition, due to the continued growth in our headcount, we have recently entered into lease agreements for a new corporate headquarters, and we will start to incur material expenses in future years.

If we fail to manage our growth effectively, we may not be able to execute our business strategies and our business will be harmed.

We may be unable to successfully expand our international operations, including our recent expansion into Latin America. In addition, our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.*

We currently generate the vast majority of our revenue in the United States and have limited experience marketing, selling and supporting our players and monetizing our platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. We currently sell our players in Canada, the United Kingdom, the Republic of Ireland, France and several Latin American countries. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities to build relationships with users, advertisers and retail distributors, TV brands and service operators, we may not be able to create or maintain international market demand for our players and TV streaming platform. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. We may also be subject to new statutory restrictions and risks. For example, as more fully described below, effective as of May 25, 2018, the EU General Data Protection Regulation, includes certain requirements related to the collection, storage and use of data related to EU data subjects. We may find it necessary or desirable to make changes to comply with these new regulations. It is not possible to predict the ultimate effect of evolving EU data protection regulation and implementation or other legal requirements over time. In addition, there may be no foreign equivalents to the Digital Millennium Copyright Act to shield us from liability in connection with infringing materials that content publishers may make available on our platform. In addition, we may be required in international jurisdictions to offer longer warranty periods than we currently offer in the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•

differing regulatory requirements, including privacy and consumer protection laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;

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

If ongoing litigation in Mexico continues to prevent our products from entering the marketplace, our international expansion plans may be impacted and our operating results may suffer.

We are involved in litigation in Mexico that was commenced by a large Mexican pay TV and internet access provider. Roku was not named as a defendant in this case, as the case principally targeted entities that are alleged to sell unlicensed content to consumers using our platform, among other means. At the commencement of this case, however, a court issued a temporary ban on the importation and sale of Roku devices in Mexico, which remains in effect. In response to this ban, the Company commenced a separate proceeding in a federal District Court in Mexico City challenging the constitutionality of the ban. The deferral District Court has dismissed Roku’s claims and Roku has appealed his decision. Involvement in these legal proceedings has been complicated and has drawn management time and company resources. In addition to eliminating potential revenue for new products sold in Mexico, our involvement in this litigation has caused us to incur legal expenses and other costs, and to the extent these legal and other expenses grow, our involvement in this litigation, or similar legal matters in the future, could be disruptive to our business. The extended ban on sales of products has made it difficult for us to expand our platform business in Mexico, which has also impeded our ability to add new channels, grow streaming hours and increase platform revenue in Mexico.  If content partners or distributors in Latin America or in any other country are influenced by these proceedings and are deterred from working with us to sell players or other products or to maintain their channels or sell advertising on our platform, this could impair our ability to implement our international expansion plans.

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

Significant disruptions of our information technology systems or data security incidents could harm our reputation and our business and subject us to liability.*

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate and other information, including intellectual property, proprietary business information, user information and other confidential information.  It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits and stores our users’ personal and credit card information, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or to confidential information that moves across our platform. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

We maintain limited insurance policies to cover losses relating to our systems. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users or regulators may harm our reputation and our ability to retain existing users and attract new users. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for hackers. Our platform also incorporates licensed software from third-parties, including open source software, and we may also be vulnerable to attacks that focus on such third-party software. Any attempts by hackers to disrupt our platform, our devices, website, computer systems or our mobile apps, if successful, could harm our business, subject us to liability, be expensive to remedy and damage our reputation. Efforts to prevent hackers from entering our computer systems or exploiting vulnerabilities in our devices are expensive to implement and may not be effective in detecting or preventing intrusion or vulnerabilities. Such unauthorized access to users’ data could damage our reputation and our business and could expose us of the risk to contractual damages, litigation and regulatory fines and penalties that could harm our business.

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

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our customers, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents.

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

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our users. The regulatory environment for the collection and use of consumer data by device manufacturers, online service providers, content distributors, advertisers and publishers is very unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission, have increasingly scrutinized privacy issues with respect to devices that link personal identities or user and device data, with data collected through the internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering regulations that could significantly restrict industry participants’ ability to collect, use and share personal information and pseudonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. As another example, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and takes effect on January 1, 2020.  It applies to entities that do business in California and imposes a number of additional requirements, such as disclosure obligations associated with the personal information that they collect, sell or disclose, including the purposes for which the personal information will be used. The Act also grants Californians new rights over their personal information, including for example rights to access personal information, request deletion of the information, and opt out of the sale of such information. The Act also includes anti-discrimination provisions that limit businesses’ ability to deny services, charge different prices, or offer different qualities of service to consumers who exercise their rights. The CPPA has substantial penalties for non-compliance.  We are continuing to assess the impact of the CCPA on our business. In addition, some countries are considering or have enacted laws requiring that user data regarding users in their country be maintained in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. In addition, the General Data Protection Regulation, which became effective in May 2018, includes operational and compliance requirements and significant penalties for non-compliance. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

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

In the interim, the FCC proposed and adopted a new order (the Restoring Internet Freedom Order), that repeals most of the rules adopted in the Open Internet Order. The Restoring Internet Freedom Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from: (i) blocking access to legal content, applications, services or non-harmful devices; (ii) throttling, impairing or degrading performance based on content, applications, services or non-harmful devices; and (iii) charging more for favorable delivery of content or favoring self-provisioned content over third-party content. The Restoring Internet Freedom Order continued to require internet service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Restoring Internet Freedom Order went into effect on April 23, 2018 and the remainder went into effect on June 11, 2018.  Numerous parties have filed judicial challenges to the Restoring Internet Freedom Order, and the litigation has been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. To the extent the courts or the agencies do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

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

Broadband internet providers are subject to government regulation and enforcement actions, and changes in current or future laws, regulations or enforcement actions that negatively impact our distributors or content publishers could harm our business.*

Upon the effective date of the FCC’s Restoring Internet Freedom Order, the FTC became primarily responsible for regulating broadband privacy and data security in the United States. The FTC follows an enforcement-focused approach to regulating broadband privacy and security. Future FTC enforcement actions could cause us or our content publishers to alter advertising claims or alter or eliminate certain features or functionalities of our products or services which may harm our business. At the FCC, many broadband internet providers provide traditional telecommunications services that are subject to FCC and state rate regulation of interstate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. Changes in rate regulations or in universal service funding rules, either at the federal or state level, could affect these broadband internet providers’ revenue and capital spending plans. In addition, various international regulatory bodies have jurisdiction over non-United States broadband internet providers. The CCPA also applies to broadband internet providers that do business in California. To the extent these broadband internet providers are adversely affected by laws or regulations regarding their business, products or service offerings, our business could be harmed.

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

If government regulations or laws relating to the internet, video or other areas of our business change, we may need to alter the manner in which we conduct our business or our business could be harmed.*

We are subject to general business regulations and laws, as well as regulations and laws specific to the internet and online services, which may include laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, calling and texting, content restrictions, and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, video, telecommunications, and consumer protection related to the internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their users and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, actions taken or not taken by providers in response to user activity or the content provided by users. Congress has also recently enacted legislation related to liability of providers of online services and may continue to legislate in this area. The recently enacted CCPA also applies to entities that do business in California and imposes a number of new requirements on internet and online services. Moreover, as internet commerce and advertising continues to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely.

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

Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, and similar activities continue to proliferate, often with little harmonization between jurisdictions and little guidance. A number of existing bills are pending in U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use and share user information. The CCPA also imposes requirement on certain tracking activity, and we are continuing to assess the impact of the CCPA on our business. The European Union has already enacted laws requiring advertisers or companies like ours to, for example, obtain informed consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. If we or the third parties that we work with, such as contract payment processing services, content publishers, vendors or developers violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

Our use of data to deliver relevant advertising and other services on our platform places us and our content publishers at risk for claims under various unsettled laws, including the Video Privacy Protection Act, or VPPA. Some of our content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on our platform in connection with advertising provided by unrelated third parties. The Federal Trade Commission has also revised its rules implementing the Children’s Online Privacy Protection Act, or COPPA Rules, broadening the applicability of the COPPA Rules, including the types of information that are subject to these regulations, and could limit the information that we or our content publishers and advertisers may collect and use through certain content publishers, the content of advertisements and in relation to certain channel partner content. The CCPA also imposes certain opt in and opt out requirements for certain information about minors. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, or similar laws.

Our actual or perceived failure to adequately protect personal data and confidential information could harm our business.

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, security, transfer and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, some state and national governments have passed laws requiring notification of users when there has been a security breach involving personal data as well as imposes additional obligations for companies. For example,

The California Consumer Privacy Act of 2018, which was enacted on June 28, 2018, becomes effective in January 2020 and imposes additional obligations on companies that process information on California residents. Compliance with these laws and regulations can be costly and could delay or impede the development of new products.

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

On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield, which provides a framework for the transfer of personal data of EU data subjects to the U.S., and on May 4, 2016, the EU General Data Protection Regulation, or GDPR, which will replace Directive 95/46/EC, was formally published. The GDPR went into effect on May 25, 2018 and as a regulation as opposed to a directive is directly applicable in EU member states. Among other things, the GDPR applies to data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects.

We will continue to review our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate effect of evolving data protection regulation and implementation over time.

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

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which may seriously harm our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could seriously harm our business. Any costs incurred as a result of this potential liability could seriously harm our business.

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

In addition, we may be adversely impacted if copyright holders assert claims, or commence litigation, alleging copyright infringement against the developers of channels that are distributed on our platform. While our platform policies prohibit streaming content on our platform without distribution rights from the copyright holder, and we maintain processes and systems for the reporting and removal of infringing content, in certain instances our platform has been misused by unaffiliated third parties to unlawfully distribute copyrighted content. For example, we are involved in litigation in Mexico that was commenced by a large Mexican pay TV and internet access provider. The Company was not named as a defendant in this case, as the case principally targeted entities that are alleged to sell unlicensed content to consumers using our platform, among other means.  Involvement in these legal proceedings has been complicated and has drawn management time and company resources.

Our involvement in any such legal matters now or in the future, could cause us to incur significant legal expenses and other costs, and be disruptive to our business.

Our devices are highly technical and may contain undetected hardware errors or software bugs, which could manifest themselves in ways that could harm our reputation and our business.

Our devices and those of our licensees are highly technical and have contained and may in the future contain undetected software bugs or hardware errors. These bugs and errors can manifest themselves in any number of ways in our devices or our platform, including through diminished performance, security vulnerabilities, data quality in logs or interpretation of data, malfunctions or even permanently disabled devices. Some errors in our devices may only be discovered after a device has been shipped and used by users, and may in some cases only be detected under certain circumstances or after extended use. We update our software on a regular basis and, despite our quality assurance processes, we could introduce bugs in the process of updating our software. The introduction of a serious software bug, could result in devices becoming permanently disabled. We offer a limited one year warranty in the United States and any such defects discovered in our players after commercial release could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and users and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty, or other violations of laws or regulations. In addition, our player contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of Roku and our devices. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

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

We have increasingly complex business arrangements with our content publishers and licensees, and the rules that govern revenue and expense recognition in our business are increasingly complex. To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. An inability to do so will negatively affect our billing services and financial reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our users, content publishers or licensees; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.

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

We may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and could require us to raise capital in the equity markets or issue additional equity and any anticipated benefits from an acquisition may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

We have a credit facility that provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.

We entered into an amended and restated loan and security agreement with Silicon Valley Bank in November 2014, which was amended in May 2015, June 2017 and July 2018, providing for a $30.0 million revolving line of credit. Our loan agreement with Silicon Valley Bank contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to this agreement, we granted Silicon Valley Bank a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Silicon Valley Bank Loan and Security Agreement.”

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

None.

Use of Proceeds from our Initial Public Offering of Class A Common Stock

On September 27, 2017, our registration statement on Form S-1 (No. 333-220318) was declared effective by the SEC for our IPO of Class A common stock. On October 2, 2017, we closed our IPO, in which we issued and sold 10.4 million shares of our Class A common stock at a public offering price of $14.00 per share, for net proceeds of approximately $130.8 million, after deducting underwriting discounts and commissions of $10.1 million and offering expenses of approximately $4.0 million paid by the Company. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-220318), which was declared effective by the SEC on September 27, 2018. Following the sale of the shares in connection with the closings of the IPO, the offering terminated.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1	333-220318	3.4	09/01/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1	09/18/2017
10.24*	Forms of Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.
10.25*	Third Amendment to Amended and Restated Loan and Security Agreement, by and between Roku, Inc. and Silicon Valley Bank, July 18, 2018.
10.26*	Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated August 1, 2018 (1155 Coleman Ave)
10.27*	Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated August 1, 2018 (1173/1167/1161 Coleman Ave)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Roku, Inc.

Date: August 10, 2018	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2018	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)