Form 10-Q
period 2018-09-30
ROKU, INC
filed 2018-11-09
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 77,223,289 of Class A common stock, $0.0001 par value per share, and 31,941,328 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	our ability to attract and retain users and increase hours streamed;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain additional TV brands and service operators to deploy our technology;
•	our ability to acquire rights to distribute popular content on our platform on favorable terms, or at all, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits or the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments, including developing integrations with our platform partners;
•	our ability to develop and launch new streaming products and provide ancillary services and support;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	security breaches and system failures;
•	our ability to maintain, protect and enhance our intellectual property; and
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.roku.com/investor-relations), SEC filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$137,670	$177,250
Short-term investments	42,057	—
Accounts receivable, net of allowances	133,895	120,553
Inventories	68,803	32,740
Prepaid expenses and other current assets	13,867	11,367
Deferred cost of revenue, current portion	1,504	3,007
Total current assets	397,796	344,917
Property and equipment, net	23,260	14,736
Deferred cost of revenue, non-current portion	—	5,403
Intangible assets, net	1,615	2,030
Goodwill	1,382	1,382
Other non-current assets	4,305	3,429
Total Assets	$428,358	$371,897
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$147,255	$128,757
Deferred revenue, current portion	38,543	34,501
Total current liabilities	185,798	163,258
Deferred revenue, non-current portion	13,376	48,511
Other long-term liabilities	7,308	7,849
Total Liabilities	206,482	219,618
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	11	10
Additional paid-in capital	482,546	435,607
Accumulated other comprehensive loss	(7)	—
Accumulated deficit	(260,674)	(283,338)
Total stockholders’ equity	221,876	152,279
Total Liabilities and Stockholders’ Equity	$428,358	$371,897

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Revenue:
Platform	$100,050	$57,528	$265,468	$139,919
Player	73,331	67,254	201,299	184,583
Total net revenue (Note 12)	173,381	124,782	466,767	324,502
Cost of Revenue:
Platform	29,504	12,962	78,498	33,083
Player	64,884	61,925	168,412	165,047
Total cost of revenue	94,388	74,887	246,910	198,130
Gross Profit:
Platform	70,546	44,566	186,970	106,836
Player	8,447	5,329	32,887	19,536
Total gross profit	78,993	49,895	219,857	126,372
Operating Expenses:
Research and development	45,370	28,532	119,692	76,650
Sales and marketing	25,603	16,216	68,180	44,938
General and administrative	19,769	13,039	50,768	33,894
Total operating expenses	90,742	57,787	238,640	155,482
Loss from Operations	(11,749)	(7,892)	(18,783)	(29,110)
Other Income (Expense), Net:
Interest expense	(112)	(815)	(220)	(1,286)
Change in fair value of preferred stock warrant liability	—	(37,682)	—	(40,333)
Other income, net	2,162	212	2,971	423
Total other income (expense), net	2,050	(38,285)	2,751	(41,196)
Loss Before Income Taxes	(9,699)	(46,177)	(16,032)	(70,306)
Income tax expense (benefit)	(172)	58	(397)	144
Net Loss Attributable to Common Stockholders	$(9,527)	$(46,235)	$(15,635)	$(70,450)
Net loss per share attributable to common stockholders—basic and diluted	$(0.09)	$(8.79)	$(0.15)	$(14.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	106,884	5,260	103,035	4,999

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Loss Attributable to Common Stockholders	$(9,527)	$(46,235)	$(15,635)	$(70,450)
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments, net of tax	(7)	—	(7)	—
Other comprehensive loss, net of tax:	(7)	—	(7)	—
Comprehensive Net Loss	$(9,534)	$(46,235)	$(15,642)	$(70,450)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Comprehensive Loss	Deficit	Equity
Balance—December 31, 2017	99,157	$10	$436,278	$(671)	$—	$(283,338)	$152,279
Vesting of early exercised stock options	—	—	213	—		—	213
Issuance of common stock pursuant to equity incentive plans, net of taxes	9,501	1	25,558	(69)	—	—	25,490
Issuance of common stock pursuant to exercise of common stock warrants, net	141	—	—	—	—	—	—
Stock-based compensation expense	—	—	21,237	—	—		21,237
Adoption of ASU 2016-16 (Note 2)	—	—	—	—	—	(40)	(40)
Adoption of ASU 2014-09 (Note 12)	—	—	—	—	—	38,339	38,339
Unrealized loss on short-term investments	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(15,635)	(15,635)
Balance—September 30, 2018	108,799	$11	$483,286	$(740)	$(7)	$(260,674)	$221,876

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(15,635)	$(70,450)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,824	3,883
Stock-based compensation expense	21,237	7,517
Provision for doubtful accounts	755	17
Change in fair value of preferred stock warrant liability	—	40,333
Noncash interest expense	216	668
Loss from exit of facilities	450	232
Loss on disposals of property and equipment	8	54
Amortization of premiums on short-term investments	(164)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,369)	(5,537)
Inventories	(36,171)	8,118
Prepaid expenses and other current assets	1,357	(2,867)
Deferred cost of revenue	1,945	(972)
Other noncurrent assets	(1,098)	(5,870)
Accounts payable and accrued liabilities	16,943	35,068
Other long-term liabilities	(541)	4,410
Deferred revenue	(3,054)	16,588
Net cash (used in) provided by operating activities	(9,297)	31,192
Cash flows from investing activities:
Purchase of property and equipment	(13,363)	(6,671)
Purchase of business, net of cash acquired	—	(2,959)
Purchases of short-term investments	(44,900)	—
Sales/maturities of short-term investments	3,000	—
Restricted cash	—	31
Net cash used in investing activities	(55,263)	(9,599)
Cash flows from financing activities:
Proceeds from borrowings, net	—	24,691
Repayments of borrowings	—	(15,000)
Holdback payment for a prior business acquisition	(500)	—
Proceeds from equity issued under incentive plans, net of repurchases	25,480	1,072
Net cash provided by financing activities	24,980	10,763
Net (Decrease) Increase in Cash	(39,580)	32,356
Cash and cash equivalents—Beginning of period	177,250	34,562
Cash and cash equivalents—End of period	$137,670	$66,918
Supplemental disclosures of cash flow information:
Cash paid for interest	$455	$583
Cash paid for income taxes	$404	$162
Supplemental disclosures of noncash investing and financing activities:
Unpaid portion of property and equipment purchases	$1,828	$836
Unpaid initial public offering cost	$—	$2,992
Issuance of convertible preferred stock warrants in connection with debt	$—	$2,032

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

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

There have been no material changes in the Company’s significant accounting policies other than Accounting Standards Update (“ASU”) 2016-16, Income taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) described below and the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) described below and in Note 12, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Judgements and Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), added new areas of judgements and estimates such as determination of performance obligations, variable consideration and standalone selling price. Other significant items subject to estimates include revenue recognition for multiple element arrangements, determination of revenue reporting as net versus gross, sales return reserves, customer incentive programs, inventory valuation, the valuation of deferred income tax assets, the recognition and disclosure of contingent liabilities, stock-based compensation and determination of fair value of assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Loss

Comprehensive loss includes unrealized losses on the Company’s short-term investments for the three and nine months ended September 30, 2018. The Company had no short-term investments during the three and nine months ended September 30, 2017. As a result, comprehensive loss was equal to the net loss for the three and nine months ended September 30, 2017.

Concentrations

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Customer A	*	10%	*	*
Customer B	10%	*	*	*
Customer C	16%	18%	16%	19%
Customer E	*	11%	*	11%

Customers accounting for 10% or more of the Company’s accounts receivable were as follows:

	As of
	September 30, 2018	December 31, 2017
Customer C	10%	*
Customer D	13%	16%

*	Less than 10%

Short-Term Investments

The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. Investments in instruments with original maturities that are greater than 90 days but less than one year are short-term investments. The Company’s short-term investments consist of corporate bonds, commercial paper and U.S. Government agency securities. These investments are held in the custody of a major financial institution. As of September 30, 2018, the short-term investments were classified as available-for-sale and were recorded in the condensed consolidated balance sheet at fair value with net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

The Company recognizes an impairment charge if a decline in the fair value of its investments is considered to be other-than-temporary. The Company has determined that gross unrealized losses on short-term investments at September 30, 2018 were temporary in nature because each investment meets the Company’s credit quality requirements and the Company has the ability and intent to hold these investments until they recover their unrealized losses.

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

As of September 30, 2018, content related expenses that met these requirements were not material.

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“new revenue standard”) using the modified retrospective method. The Company applied the new revenue standard to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 12 for the detail on the impact of adoption.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), related to new accounting and reporting guidelines for leasing arrangements. The guidance requires recognition of right-to-use lease assets and lease liabilities for all leases (with the exception of short-term leases) on the balance sheet of lessees. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will adopt this guidance on January 1, 2019 using the modified retrospective approach. The Company is continuing to evaluate the impact of this adoption including the use of practical expedients provided in the guidance. The Company believes that the increase in assets and liabilities for all of its existing leases upon adoption will be material.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance should be applied prospectively. The Company does not believe the adoption of ASU 2018-15 will have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350),  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. The guidance is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the effects of the new guidance but does not expect the impact from this standard to be material.

3. BUSINESS COMBINATIONS

On September 6, 2017, the Company acquired all of the outstanding shares of a privately held technology company located in Denmark to enhance the Company’s product offerings, for an aggregate purchase price of $3.5 million. The Company paid $3.0 million of the aggregate purchase price at the time of acquisition and $0.5 million during the three months ended September 30, 2018. In addition, the Company issued 0.1 million shares of its Class B common stock to two of the founders as part of a continuing services arrangement. The shares are subject to a right of repurchase which lapses over a three year period at varying prices per share.

The purchase price allocation includes $1.4 million of goodwill and $2.2 million of identifiable intangible assets, which primarily consist of developed technology, with an expected useful life of approximately four years. Goodwill represents the excess of the purchase price over the fair value of the assets acquired less liabilities assumed, and is not expected to be deductible for income tax purposes. The goodwill is primarily attributable to the acquired workforce and expected operating synergies.

4. Balance sheet components

Accounts Receivable, Net of allowances—Accounts receivable, net of allowances, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Gross accounts receivable	$146,156	$138,292
Allowance for sales returns	(4,221)	(6,907)
Allowance for sales incentives	(7,271)	(10,442)
Other allowances	(769)	(390)
Total allowances	(12,261)	(17,739)
Total Accounts Receivable—net of allowances	$133,895	$120,553

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

	September 30, 2018	December 31, 2017
Beginning balance	$(6,907)	$(6,916)
Charged to revenue	(10,239)	(19,089)
Utilization of sales return reserve	12,925	19,098
Ending balance	$(4,221)	$(6,907)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

	September 30, 2018	December 31, 2017
Beginning balance	$(10,442)	$(8,503)
Charged to revenue	(24,017)	(44,264)
Utilization of sales incentive reserve	27,188	42,325
Ending balance	$(7,271)	$(10,442)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computers and equipment	$14,870	$11,631
Leasehold improvements	16,615	8,437
Website and internal-use software	6,745	5,461
Office equipment and furniture	3,099	1,987
Total property and equipment	41,329	27,516
Accumulated depreciation and amortization	(18,069)	(12,780)
Property and Equipment, net	$23,260	$14,736

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $2.1 million and $1.3 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 was $5.4 million and $3.9 million, respectively.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$55,298	$56,413
Accrued royalty expense	6,182	17,165
Accrued inventory	22,857	2,382
Accrued payroll and related expenses	7,195	8,699
Accrued cost of revenue	15,628	12,210
Accrued payments to content publishers	28,815	24,037
Taxes and related liabilities	1,135	1,463
Customer prepayments	2,951	545
Other accrued expenses	7,194	5,843
Total Accounts Payable and Accrued Liabilities	$147,255	$128,757

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Platform, current	$23,681	$19,022
Player, current	14,862	15,479
Total deferred revenue, current	38,543	34,501
Platform, non-current	8,300	42,674
Player, non-current	5,076	5,837
Total deferred revenue, non-current	13,376	48,511
Total Deferred Revenue (See Note 12)	$51,919	$83,012

5. SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$37,095	$—	$(5)	$37,090
U.S. government securities	4,969	—	(2)	4,967
Total Short-Term Investments	$42,064	$—	$(7)	$42,057

Tax amounts related to unrealized losses are not material for all periods presented.

The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	September 30, 2018
	Amortized Cost	Fair Value
Less than 1 year	$42,064	$42,057
Due in 1-3 years	—	—
Total Short-Term Investments	$42,064	$42,057

The Company did not have any short-term investments at December 31, 2017.

6. FAIR VALUE

The Company’s financial assets measured at fair value are as follows (in thousands):

	September 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$129,513	$129,513	$—	$—
Money market funds	8,157	8,157	—	—
Short-term investments:
Corporate bonds and commercial paper	37,090	—	37,090	—
U.S. government securities	4,967	—	4,967	—
Total assets measured and recorded at fair value	$179,727	$137,670	$42,057	$—

The Company did not have any cash equivalents or short-term investments at December 31, 2017.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, the Company maximizes the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Financial assets and liabilities measured using Level 1 inputs include cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. The Company measured money market funds of $8.2 million as cash equivalents as of September 30, 2018 using Level 1 inputs. The Company did not have any cash equivalents as of December 31, 2017.

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

The Company measured its short-term investments using Level 2 inputs.

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company does not use Level 3 inputs to measure any assets or liabilities as of September 30, 2018 and December 31, 2017. During the nine months ended September 30, 2017, Level 3 instruments consisted of the Company’s preferred stock warrant liability in which the fair value was measured upon issuance and at each reporting date. Pursuant to the IPO, all preferred stock warrants were converted into Class B common stock warrants, which did not require further re-measurements as they were deemed permanent equity.

For the three and nine months ended September 30, 2017, the inputs that were used to determine the estimated fair value of the convertible preferred stock warrant liability as of the September 30, 2017 valuation date included remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability were the fair value of the underlying stock at the valuation date for periods prior to the IPO and the estimated term of the warrants.

The following table represents the activity of the fair value of Level 3 instruments (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Convertible preferred stock warrant liability — beginning balance	$14,673	$9,990
Fair value of new warrants issued	—	2,032
Change in fair value of preferred stock warrant liability	37,682	40,333
Convertible preferred stock warrant liability — ending balance	$52,355	$52,355

7. DEBT

The Company did not have any outstanding debt as of September 30, 2018 or December 31, 2017.

Line of credit

The Company first entered into a loan and security agreement (the “LSA”) with Silicon Valley Bank (“Bank’) in July 2011. The LSA was amended and restated in subsequent periods. The amended and restated loan and security agreement (the “Restated 2014 LSA”) entered into in November 2014 provides advances under a revolving line of credit up to $30.0 million and provides for letters of credit to be issued up to $5.0 million.

In June 2017, the Company entered into a second amendment to the Restated 2014 LSA. Advances under the second amendment carry a floating per annum interest rate equal to, at the Company’s option, (1) the prime rate or (2) LIBOR plus 2.75%, or the prime rate plus 1% depending on certain ratios. The amendment further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue) greater than or equal to 1.25. The revolving line of credit terminates on June 30, 2019 at which time all outstanding advances becomes due and payable. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all of the covenants in the amended Restated 2014 LSA.

On July 18, 2018, the Company entered into a third amendment to the Restated 2014 LSA. The amendment increased the amount by which the Company can utilize its line of credit to support the issuances of letters of credits from $5.0 million to $30.0 million.

The Company did not have any borrowings outstanding on the revolving line of credit as of September 30, 2018 and December 31, 2017. The Company had $23.0 million and $1.5 million outstanding in letters of credit as of September 30, 2018 and December 31, 2017, respectively. The interest rate on the line of credit was 5.01% and 4.31% as of September 30, 2018 and December 31, 2017, respectively.

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

In connection with the 2017 Agreement the Company issued 0.4 million warrants to purchase shares of Series H convertible preferred stock, with an exercise price of $9.17340. The warrants are exercisable up to ten years from the date of issuance. Upon repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, the Company cancelled 0.1 million warrants that were contingent on future borrowings. The warrant holders exercised 0.1 million warrants during the year ended December 31, 2017 and the remaining 0.2 million warrants during the three months ended March 31, 2018. There were no outstanding warrants as of September 30, 2018.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had outstanding convertible preferred stock before its IPO. Upon closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80.8 million shares of Class B common stock on a one-to-one basis.

On October 2, 2017, the Company filed an Amended and Restated Certificate of Incorporation authorizing the Company to issue 10.0 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors (the “Board”) at the time of issuance of such shares. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

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

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Common stock options held prior to the IPO can be exercised into Class B or Class A common stock at the option of the holder. Warrants to purchase common stock held prior to the IPO were exercised into Class B common stock. There is no active market for shares of Class B common stock. Prior to sale or transfer, shares of Class B common stock are convertible into shares of Class A common stock. All stock options and restricted stock units granted after the IPO are exercised or vested into shares of Class A common stock.

The Company has reserved the following shares of common stock for future issuances (in thousands):

September 30, 2018
Common stock awards granted under equity incentive plans	20,575
Common stock awards available for grant under equity incentive plan	13,350
Total reserved shares of common stock	33,925

Equity Incentive Plans

The 2008 Equity Incentive Plan (the “2008 Plan”) became effective in February 2008. The 2008 Plan allowed for the grant of incentive stock options to employees and for the grant of non-statutory stock options and restricted stock awards to employees, directors and consultants. Subject to certain limitations, options granted under the 2008 Plan were granted at a price per share equivalent to the fair market value on the date of grant and generally vest over four years and have a term of 10 years.

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

Stock-Based Compensation

The Company measures the cost of awards granted under equity incentive plans based on the grant date fair value of the award. The Company uses the straight-line method for expense recognition. The Company recognizes forfeitures as they occur.

The following table shows total stock-based compensation expense three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cost of platform revenue	$29	$18	67	58
Cost of player revenue	136	25	247	99
Research and development	5,561	1,197	10,658	3,078
Sales and marketing	3,277	808	5,673	2,099
General and administrative	2,496	876	4,592	2,183
Total stock-based compensation	$11,499	$2,924	$21,237	$7,517

Stock Options

The summary of the Company’s stock option activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2017 - outstanding	26,336	$4.59	6.4	—
Granted	1,040	52.32	—	$22.96
Exercised	(9,466)	2.83	—	—
Forfeited and expired	(582)	6.58	—	—
Balance, September 30, 2018 - outstanding	17,328	$8.34	7.0	—	$1,120,880

Options exercisable at September 30, 2018	8,812	$4.31	5.6	—	$605,599

The intrinsic value for options exercised during the three months ended September 30, 2018 and 2017, was $206.2 million and $1.3 million, respectively, and during the nine months ended September 30, 2018 and 2017 was $403.2 million and $1.5 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the exercise prices on the date of grant. As of September 30, 2018, the Company had $43.4 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years.

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Dividend rate	—	—	—	—
Expected term (in years)	5.8 - 6.8	5.3 - 6.5	5.3 - 6.8	5.3 - 6.5
Risk-free interest rate	2.76 - 2.81%	1.84 - 2.03%	2.32 - 2.88%	1.84 - 2.25%
Expected volatility	38 - 40%	39 - 43%	38 - 40%	39 - 44%

Restricted Stock Units

Pursuant to the 2017 Plan, the Company issues restricted stock units to employees. The fair value of restricted stock units is based on the Company’s stock price on the date of grant. The summary of the Company’s restricted stock unit activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2017 - outstanding	272	$43.55
Awarded	3,106	48.32
Released	(54)	36.48
Forfeited	(77)	42.19
Balance, September 30, 2018 - outstanding	3,247	$48.27

The unrecognized compensation cost related to restricted stock units as of September 30, 2018 was $148.3 million, which the Company expects to recognize over 3.4 years. The intrinsic value of restricted stock units vested during the three and nine months ended September 30, 2018 was $2.9 and $3.2 million, respectively, representing the fair value of the Company’s common stock underlying the restricted stock units at vesting dates.

Warrants

On September 30, 2018, the Company had no outstanding warrants. As of December 31, 2017, the Company had outstanding warrants to purchase 0.2 million shares of Class B common stock.

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

The assumptions used to value the preferred stock warrants outstanding during the three and nine months ended September 30, 2017 as follows:

Three and Nine Months Ended
September 30, 2017
Dividend rate	—
Expected term (in years)	3.0 - 9.7
Risk-free interest rate	1.5 - 2.3%
Expected volatility	43.5 - 50.7%

Accumulated Other Comprehensive Loss

During the three and nine months ended September 30, 2018, the Company recorded a net unrealized loss on short-term investments of $7,000 in accumulated other comprehensive loss. Income taxes on the unrealized loss are not material as of September 30, 2018. The Company did not have investments during 2017 and did not have an accumulated comprehensive loss as of December 31, 2017.

9. COMMITMENTS AND CONTINGENCIES

Office Space

The Company has operating lease agreements for office space to support research and development and sales and marketing activities located in the United States, the United Kingdom (U.K.), Denmark, and China, with various expiration dates up to November 2030. Rent expense for the three months ended September 30, 2018 and 2017 was $2.4 million and $1.7 million, respectively and for the nine months ended September 30, 2018 and 2017 was $7.1 million and $4.8 million, respectively.

Manufacturing Purchase Commitments

The Company has contracts with vendors for the manufacture of inventory and related items in the normal course of business. As of September 30, 2018, the Company had $111.0 million purchase commitments for inventory and related items.

The Company records a liability for noncancelable purchase commitments in excess of its future demand forecasts. The Company recorded $0.2 million and $0.6 million for these purchase commitments in “Accrued liabilities” as of September 30, 2018 and December 31, 2017, respectively.

Content Licensing

The Company licenses certain content for users to access through The Roku Channel. The Company records an obligation for licensing of content when it enters into an agreement to obtain future titles and the cost of the content is known. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date.  As of September 30, 2018, the amounts recorded in “Accrued liabilities” for license purchase commitments were not material. As of September 30, 2018, the Company did not have any remaining obligations that are not reflected on the financial statements as they do not yet meet the criteria for asset recognition.

Letters of Credit

As of September 30, 2018 and December 31, 2017, the Company had irrevocable letters of credit outstanding in the amount of $23.0 million and $1.5 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2019.

Contingencies

The Company accrues for loss contingencies, including liabilities for intellectual property licensing, when it believes such losses are probable and reasonably estimable. During the three months ended June 30, 2018, the Company changed its estimate of certain liabilities previously recorded for intellectual property licensing and released $8.9 million as a result of its assessment that the likelihood of payment is now remote. The reversal of $8.9 million is recorded within cost of player revenue in the nine months ended September 30, 2018, in the condensed consolidated statements of operations.

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

Indemnification

Many of the Company’s agreements include provisions for indemnifying content publishers, licensees, distributors, retailers, contract manufacturers and suppliers in the event that the Company’s products or services or the Company’s technologies incorporated therein, infringe on a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements.

Player Warranties

Upon issuance of a standard player warranty, the Company recognizes a liability for the obligation it assumes under the warranty. The accrued warranty reserve was $1.0 million and $0.2 million as of September 30, 2018 and December 31, 2017.

10. INCOME TAXES

The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. The Company has not yet made a determination of indefinite reinvestment assertion in light of the Tax Act. The Company expects to reach a final determination by the end of 2018.

The Company recorded immaterial income tax benefits and expenses during the three and nine months ended September 30, 2018 and 2017 related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the nine months ended September 30, 2018, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

Effective January 1, 2018, the Company adopted the new revenue standard which results in a change to deferred revenues. The change in deferred revenues impacts the deferred tax asset arising out of deferring revenues for GAAP compared to those for tax. The deferred tax asset is equally offset by the full valuation allowance.

The Tax Cuts and Job Act (TCJA) of 2017, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21% and implementing a territorial tax system.

TCJA creates a new requirement that global intangible low-taxed income (GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder.  Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. The Company has included GILTI in the annual effective tax rate calculation, however, it has not made a policy decision regarding whether to record deferred taxes on GILTI.

11. RELATED-PARTY TRANSACTIONS

The Company has agreements with one of the Company’s strategic investors. The Company recorded revenues of $1.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively, related to this investor. The Company had accounts receivable balance of $1.8 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively, related to sales to this investor. The Company incurred expenses of $0.2 million and $0.3 million with this investor for the three and nine months ended September 30, 2018. There were insignificant expenses for three and nine months ended September 30, 2017. The Company had a payable of $0.4 million payable to this investor as of September 30, 2018.

In May 2018, a member of the executive staff for one of the Company’s business partners joined the Company’s Board of Directors. The Company recorded revenues of $0.6 million and $3.9 million for the three and nine months ended September 30, 2018 with this business partner. The Company had an accounts receivable balance of $1.5 million with this business partner as of September 30, 2018.

12. REVENUE

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

The Company expensed commissions related to advertising and player sales when incurred because the amortization period is less than one year. Sales commissions are included in “Sales and marketing” expenses in the condensed consolidated statements of operations.

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

Arrangements with multiple performance obligations

The Company’s contracts may contain multiple distinct performance obligations. The computed transaction price of each contract is allocated to each performance obligation based on a relative stand-alone selling price (“SSP”). For performance obligations routinely sold separately, the SSP is determined by evaluating such stand-alone sales. For those performance obligations that are not routinely sold separately, the Company determines SSP based on a market assessment approach, or on an expected cost-plus margin approach.

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

The Company sells branded channel buttons on player and TV remote controls that provide one-touch access to a publishers’ content. The Company typically receives a fixed fee per button for each player or TV unit sold over a defined distribution period.

The Company licenses its technology and proprietary operating system to TV brands and service operators. Arrangements with TV brands commonly include a license to the Company’s technology and proprietary operating system over a specified term including updates and upgrades. Licensing revenues from TV brands are generated on a flat fee basis or from per unit licensing fees. Arrangements may also include marketing development funds paid to TV brands. Marketing development funds are reflected as a reduction to the estimated transaction price.

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

The Company’s player revenue includes two performance obligations:

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

Revenue disaggregation

The Company’s disaggregated revenues are represented by the two reportable segments discussed in Note 14. The disaggregation is based on the evaluations that are regularly performed by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer.

Transaction price allocated to future performance obligations

As of September 30, 2018, the Company had $64.0 million of estimated future revenue related to outstanding performance obligations. The Company expects to recognize approximately 68% of this future revenue over the next twelve months and the remainder thereafter through 2024. This estimated future revenue excludes contracts with original durations of one year or less, amounts in accordance with ASC 606-10-55-18 and variable consideration amounts attributable to royalties.

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

The table below reflects the contract balances of the Company (in thousands):

	As of	As of adoption
	September 30, 2018	January 1, 2018
Accounts receivable, net	$133,895	$133,281
Contract assets, current portion	3,042	4,113
Deferred revenue, current portion	38,543	42,950
Deferred revenue, non-current portion	13,376	12,023

Revenue recognized during the three and nine months ended September 30, 2018, from amounts included in deferred revenue at January 1, 2018 was approximately $5.3 million and $34.9 million, respectively. For the nine months ended September 30, 2018, approximately $12.4 million related to the delivery of intellectual property that occurred during the quarter ended March 31, 2018. This delivery also resulted in an increase to contract assets of approximately $2.8 million as of September 30, 2018.

Impact of adoption for the three and nine months ended September 30, 2018

The impact of adoption of the new revenue standard on January 1, 2018, on the condensed consolidated balance sheet and statements of operations is reflected in the table below (in thousands):

	As of September 30, 2018
Impact on balance sheet line items	As Reported	Balances without adoption of the new revenue standard	Impact of adoption Higher / (Lower)
Assets:
Accounts receivable, net	$133,895	$115,423	$18,472
Inventories	68,803	68,803	—
Prepaid expenses and other current assets	13,867	11,003	2,864
Deferred cost of revenue, current portion	1,504	3,963	(2,459)
Deferred cost of revenue, non-current portion	—	5,309	(5,309)
Liabilities:
Accounts payable and accrued liabilities	147,255	145,255	2,000
Deferred revenue, current portion	38,543	34,159	4,384
Deferred revenue, non-current portion	13,376	47,160	(33,784)
Equity:
Accumulated Deficit	(260,674)	(301,642)	40,968

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Impact on statements of operations line items	As Reported	Balances without adoption of the new revenue standard	Impact of adoption Higher / (Lower)	As Reported	Balances without adoption of the new revenue standard	Impact of adoption Higher / (Lower)
Net Revenue:
Platform	$100,050	$95,056	$4,994	$265,468	$253,345	$12,123
Player	73,331	74,286	(955)	201,299	201,021	278
Total net revenue	173,381	169,342	4,039	466,767	454,366	12,401
Cost of Revenue:
Platform	29,504	26,110	3,394	78,498	69,020	9,478
Player	64,884	65,454	(570)	168,412	168,118	294
Total cost of revenue	94,388	91,564	2,824	246,910	237,138	9,772
Gross Profit:
Platform	70,546	68,946	1,600	186,970	184,325	2,645
Player	8,447	8,832	(385)	32,887	32,903	(16)
Total gross profit	78,993	77,778	1,215	219,857	217,228	2,629
Operating Expenses:
Research and development	45,370	45,370	—	119,692	119,692	—
Sales and marketing	25,603	25,603	—	68,180	68,180	—
General and administrative	19,769	19,769	—	50,768	50,768	—
Total operating expenses	90,742	90,742	—	238,640	238,640	—
Loss from Operations	(11,749)	(12,964)	1,215	(18,783)	(21,412)	2,629
Net loss	$(9,527)	$(10,742)	$1,215	$(15,635)	$(18,264)	$2,629

13. NET LOSS PER SHARE

Basic and diluted net loss per share of common stock allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as the basic net loss per share for all periods presented.

The Company calculates its basic and diluted net loss per share allocable to common stockholders in conformity with the two-class method required for companies with participating securities. In computing diluted net loss allocable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted loss per share allocable to common stockholders, unvested shares of common stock issued upon the early exercise of stock options, options to purchase common stock, common stock warrants and securities like convertible preferred stock and convertible preferred stock warrants that were issued and outstanding before the Company’s IPO, are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share allocable to common stockholders as their effect is antidilutive.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net loss allocable to common stockholders	$(9,527)	$(46,235)	$(15,635)	$(70,450)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	106,884	5,260	103,035	4,999
Net loss per share, basic and diluted	$(0.09)	$(8.79)	$(0.15)	$(14.09)

The potential common shares that would be excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Equity awards to purchase common stock	20,575	27,326	20,575	27,326
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	83	52	83	52
Warrants to purchase convertible preferred stock	—	2,226	—	2,226
Convertible preferred stock	—	80,844	—	80,844
Total	20,658	110,448	20,658	110,448

14. SEGMENT INFORMATION

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

Customers accounting for 10% or more of the segment revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Platform segment revenue
Customer E	*	14%	*	13%

Player segment revenue
Customer A	17%	19%	15%	15%
Customer B	16%	*	15%	10%
Customer C	34%	32%	36%	32%

*	Less than 10% of segment revenues

Substantially all of the Company’s assets were held in the United States and were attributable to the operations in the United States as of September 30, 2018 and December 31, 2017. Revenue in international markets was less than 10% for all periods presented.

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

Overview

Roku pioneered streaming to the TV and we are capitalizing on this large economic opportunity as a leading TV streaming platform for users, content publishers and advertisers. Roku connects users to the streaming content they love, enables content publishers to build and monetize large audiences, and provides advertisers with unique capabilities to engage consumers. As of September 30, 2018, we had 23.8 million active accounts, an increase of 43% from the prior year. In the three and nine months ended September 30, 2018, our users streamed 6.2 billion hours and 16.7 billion hours, respectively, an increase of 63% and 59% over hours streamed in the three and nine months ended September 30, 2017, respectively.

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

We generate platform revenue from advertising, content distribution, billing and licensing activities on our platform and player revenue from the sale of streaming players. We generated revenues of $173.4 million and $466.8 million during the three and nine months ended September 30, 2018, respectively, up by 39% and 44% respectively, as compared to the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2018, we generated gross profit of $79.0 million and $219.9 million, which is up 58% and 74%, respectively, from the three and nine months ended September 30, 2017. During the nine months ended September 30, 2018, our cost of player revenue was lower by $8.9 million due to the release of accruals of IP licensing obligations that we believe will now not materialize. Excluding this benefit, the gross profit was up 67% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

We continue to manage the average selling prices (“ASP”) of our streaming players to expand our active accounts. As a result, player revenues and gross profits may not increase as rapidly as they have historically or at all. We expect that tradeoffs from player gross profit to grow active accounts will result in increased monetization and platform gross profits.

Advertising

Our advertising products are designed to enable advertisers to serve relevant ads to our users and measure their return on investment. We collect a variety of information on the Roku streaming platform, including user registration data, as well as anonymized information like audience engagement with channels on our platform, use of features like search and interactions with advertisements. With Roku TVs, we give customers the ability to opt-in to use automatic content recognition (ACR) and other technology to collect information about what users watch via antennae and devices connected to Roku TVs, and we collect data about the use of the Roku TV’s home screen and antenna programming guide.

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

Our advertising products enable advertisers to serve relevant ads to our users and measure return on investment. Our primary advertising products include:

•

Video ads. Our ad-supported content publishers use video ads to monetize our audiences and we also use video ads to monetize our platform. Video ads are sold as 15-second or 30-second spots inserted before a program starts or during a program break, within channels on the Roku platform where we have access to video inventory. We secure video ad insertion rights from content publishers is via our distribution deals with those publishers. In addition, many publishers will authorize Roku to fill their own unsold inventory. Except for a minority of video ads that are passed unmodified in a traditional linear broadcast, all video ads are selected and delivered to a user in real-time, as the user is engaging on our platform. Digital advertisers have raised concerns about brand safety, viewability and fraud after certain issues arose between various video ad networks and major online video distributors. OTT is an attractive alternative. On the Roku platform, our video ads play full screen, are not skippable in most channels and are delivered into a curated channel list.

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

Roku TVs

Roku TVs integrate our Roku Operating System, or Roku OS, and leverage our smart TV hardware reference design. Roku TVs are manufactured and sold by our TV brand licensees including current brands such as Element, Hisense, Hitachi, JVC, RCA, Philips, Sanyo, Sharp, TCL and Magnavox. They are available in sizes ranging from 24” to 75” at leading retailers in the United States and Canada.

Streaming Players

We offer a line of streaming players for sale under the Roku brand in the United States, Canada, the United Kingdom, France, the Republic of Ireland and several Latin American countries, that allow users to access our TV streaming platform. All players run on the Roku OS, and stream content via built-in Ethernet or Wi-Fi capability, depending on the model. In September 2018, we expanded our streaming player line-up by introducing Roku Premiere players that offer brilliant picture quality in HD, 4K Ultra HD or 4K HDR. Our current product line for the U.S. market includes several models at a range of manufacturers’ suggested retail prices to meet the needs of different users with prices starting at $29.99.

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

Active Accounts

We define active accounts as the number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. Users that streamed content from The Roku Channel only on non-Roku platforms are not included in this metric. The number of active accounts also does not correspond to the number of unique individuals who actively utilize our platform, or the number of devices associated with an account. For example, a single account may be used by more than one individual, such as a family, and one account may use multiple devices. We believe that the number of active accounts is a relevant measure to gauge the size of our user base and the opportunity to increase our platform revenue and gross profit.

Hours Streamed

We define hours streamed as the aggregate amount of time our streaming devices stream content on our platform in a given period. Streaming hours on non-Roku platforms are not included in this metric. We report hours streamed on a calendar basis. We believe the number of streaming hours on our platform is an effective measure of user engagement and that the growth in the number of hours of content streamed across our platform reflects our success in addressing the growing user demand for TV streaming. Additionally, we believe increasing user engagement on our streaming platform increases our gross profit because we earn platform revenue from advertising as well as from revenue shares from subscription and transactional video on-demand. However, our revenues from content providers are not tied to the hours streamed on their streaming channels, and the number of hours streamed does not correlate to revenue earned from such content providers or ARPU on a period-by-period basis. Moreover, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player then the particular streaming channel may auto-play subsequent content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes.

Average Revenue per User

We calculate ARPU, as our platform revenue during the preceding four quarters divided by the average of the number of active accounts at the end of that period and the end of the prior four quarters. We measure progress in our platform business using ARPU because it helps us understand the rate at which we are monetizing our active account base. Our average revenue per user was $17.34 for the twelve months ended September 30, 2018 as compared to $12.67 for the twelve months ended September 30, 2017 representing a 37% growth.

Components of Results of Operations

Platform Revenue

We generate platform revenue from advertising sales, subscription and transaction revenue share, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. We generate most of our platform revenue in the United States. Our first-party video ad inventory includes native display ads on our home screen and screen saver, as well as ad inventory made available to us through our content publisher agreements. To satisfy existing demand, we can sell video advertising that we purchase from content publishers to supplement our first-party video ad inventory, and to a lesser extent, third-party video advertising on a revenue share basis from content publishers in our Roku Direct Publisher program. Revenue generated from non-Roku platforms is included in platform revenue.

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

Cost of Player Revenue

Cost of player revenue is comprised of player manufacturing costs payable to our third-party contract manufacturers, technology licenses or royalty fees, inbound and outbound freight, duty and logistics costs, third-party packaging and assembly costs, warranty costs, provision for excess or obsolete inventory, allocated overhead costs related to facilities and customer support, and salary, benefit and stock-based compensation costs for operations personnel.

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

Other Income (Expense), Net

Our other income (expense), net, for the three and nine months ended September 30, 2018, consists of interest income on short-term investments and foreign currency re-measurement and transaction gains and losses. The other income (expense), net, for the three and nine months ended September 30, 2017 consisted of changes in the fair value of our convertible preferred stock warrant liability, interest expense on our debt, and foreign currency re-measurement and transaction gains and losses. Prior to our IPO, the underlying shares of our convertible preferred stock warrants were contingently redeemable and we accounted for these warrants as a liability at fair value and re-measured the fair value at each balance sheet date. Pursuant to our IPO, the convertible preferred stock warrant liability was reclassified to stockholders’ equity and re-measurement was no longer required.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue. As discussed in Note 12, we adopted the new revenue standard effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Revenue:
Platform	58%	46%	57%	43%
Player	42%	54%	43%	57%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	17%	10%	17%	10%
Player	37%	50%	36%	51%
Total cost of revenue	54%	60%	53%	61%
Gross Profit:
Platform	41%	36%	40%	33%
Player	5%	4%	7%	6%
Total gross profit	46%	40%	47%	39%
Operating Expenses:
Research and development	26%	23%	26%	24%
Sales and marketing	15%	13%	15%	14%
General and administrative	11%	10%	11%	11%
Total operating expenses	52%	46%	52%	49%
Loss from Operations	(6)%	(6)%	(5)%	(10)%
Other Income (Expense), Net:
Interest expense	—%	(1)%	—%	—%
Change in fair value of preferred stock warrant liability	—%	(30)%	—%	(12)%
Other income (expense), net	1%	—%	1%	—%
Total other income (expense), net	1%	(31)%	1%	(12)%
Loss before income taxes	(5)%	(37)%	(4)%	(22)%
Income tax expense (benefit)	—%	—%	—%	—%
Net loss attributable to common stockholders	(5)%	(37)%	(4)%	(22)%

Comparison of Three and Nine Months Ended September 30, 2018 and September 30, 2017

Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	Change $	Change %	September 30, 2018	September 30, 2017	Change $	Change %
(in thousands, except percentages)
Platform	$100,050	$57,528	$42,522	74%	$265,468	$139,919	$125,549	90%
Player	73,331	67,254	6,077	9%	201,299	184,583	16,716	9%
Total Net Revenue	$173,381	$124,782	$48,599	39%	$466,767	$324,502	$142,265	44%

Platform

Platform revenue increased by $42.5 million, or 74%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and is inclusive of $5.0 million recognized as a result of the adoption of the new revenue standard. The increase includes $40.1 million from higher advertising, subscription and transaction revenue share and an increase in the number of paid subscriptions driven by the continued expansion of our platform segment and of our advertising sales operations and monetization efforts.

Platform revenue increased by $125.5 million, or 90%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and is inclusive of $12.1 million recognized as a result of the adoption of the new revenue standard. The increase includes $106.2 million from higher advertising, subscription and transaction revenue share and an increase in the number of paid subscriptions. The revenues from licensing arrangements with service operators and TV brands increased by $19.6 million mainly driven by the delivery of intellectual property to a licensing partner during the first quarter of 2018.

Player

Player revenue increased by $6.1 million, or 9%, for the three months ended September 30, 2018 as compared to three months ended September 30, 2017. During the three months ended September 30, 2018, there was an increase of 15% in the volume of players sold as compared to the three months ended September 30, 2017 and a 5% decrease in the average selling price of the players. Most of the increase in the volume of players sold came from the sale of our lower priced players which contributed to a lower average selling price per unit thereby slightly offsetting the increase in volume.

Player revenue increased by $16.7 million, or 9%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in player revenue was a result of an increase in the volume of players sold mitigated by a reduction in the average selling price of the players during the nine months ended September 30, 2018 as compared to the corresponding period in the prior year. An increase of 13% in the volume of players sold, consisting mainly of our lower priced players, resulted in a 4% decrease in the average selling price of the players.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	Change $	Change %	September 30, 2018	September 30, 2017	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$29,504	$12,962	$16,542	128%	$78,498	$33,083	$45,415	137%
Player	64,884	61,925	2,959	5%	168,412	165,047	3,365	2%
Total Cost of Revenue	$94,388	$74,887	$19,501	26%	$246,910	$198,130	$48,780	25%
Gross profit:
Platform	$70,546	$44,566	$25,980	58%	$186,970	$106,836	$80,134	75%
Player	8,447	5,329	3,118	59%	32,887	19,536	13,351	68%
Total Gross Profit	$78,993	$49,895	$29,098	58%	$219,857	$126,372	$93,485	74%

Platform

Cost of platform revenue increased by $16.5 million, or 128%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase is a result of higher advertising inventory acquisition costs, ad serving costs, content licensing fees and credit card processing fees totaling $14.1 million and a $2.2 million increase in allocated overhead primarily in advertising operations and our operating system licensing costs support driven by the growth of our platform business.

Cost of platform revenue increased by $45.4 million, or 137%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Advertising inventory acquisition costs, ad serving costs, and credit card processing fees increased by $37.6 million and allocated overhead increased by $7.1 million during this period. The increase is due to the growth of our platform business which attracts additional advertisements and monetization opportunities.

Gross profit on platform revenue increased by $26.0 million, or 58% during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily driven by strong growth in advertising demand. The increase includes $1.6 million recognized as a result of the adoption of the new revenue standard.

Gross profit on platform revenue increased by $80.1 million, or 75% during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily driven by strong growth in our platform business. The increase includes $2.6 million recognized as a result of the adoption of the new revenue standard.

Player

Cost of player revenue increased by $3.0 million, or 5%, during the three months ended September 30, 2018 as compared to the   three months ended September 30, 2017. The increase in cost of player revenue was primarily the result of approximately $5.9 million in increased manufacturing and related costs to support the increased volume of players sold, offset by a reduction in freight costs of $2.4 million in the three months ended September 30, 2018. The reduction in freight costs was due to lower expedite fees.

Cost of player revenue increased by $3.4 million, or 2%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in cost of player revenue was primarily the result of approximately $16.2 million in increased manufacturing and related costs to support the increased volume of players sold, offset by the release of accruals related to IP licensing obligations that did not materialize and management now believes will not materialize in the amount of approximately $8.9 million and a reduction in freight costs of $2.2 million.

Gross profit on player sales increased by $3.1 million, or 59% during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to reduced freight costs.

Gross profit on player sales increased by $13.4 million, or 68% during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to the release of accruals related to unrealized IP licensing obligations during the second quarter of 2018 and reduced freight costs.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	Change $	Change %	September 30, 2018	September 30, 2017	Change $	Change %
(in thousands, except percentages)
Research and development	$45,370	$28,532	$16,838	59%	$119,692	$76,650	$43,042	56%
Sales and marketing	25,603	16,216	9,387	58%	68,180	44,938	23,242	52%
General and administrative	19,769	13,039	6,730	52%	50,768	33,894	16,874	50%
Total Operating Expenses	$90,742	$57,787	$32,955	57%	$238,640	$155,482	$83,158	53%

Research and Development

Research and development expenses increased by $16.8 million, or 59%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to higher personnel-related costs of $14.2 million as a result of increased engineering headcount, higher facilities costs of $0.7 million and higher platform and product development costs of $1.9 million that includes expenses such as consulting and outside services, travel and equipment offset by allocation of overheads to player and platform costs.

Research and development expenses increased by $43.0 million, or 56%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to higher personnel-related costs of $34.6 million as a result of increased engineering headcount, higher facilities costs of $3.0 million and higher platform and product development costs of $5.4 million that includes expenses such as consulting and outside services, travel and equipment, each offset by allocation of overheads.

Sales and Marketing

Sales and marketing expenses increased by $9.4 million, or 58%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to higher personnel-related costs of $8.5 million related to increased headcount and an increase in other expenses of $0.9 million that includes facilities costs, marketing costs, consulting services and travel.

Sales and marketing expenses increased by $23.2 million, or 52%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to higher personnel-related costs of $19.7 million related to increased headcount, higher facilities costs of $2.1 million and increases in other expenses of $1.4 million that includes expenses such as marketing costs, consulting services and travel.

General and Administrative

General and administrative expenses increased by $6.7 million, or 52%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to higher personnel-related costs of $4.7 million as a result of increased headcount in general and administrative functions and an increase in consulting and professional service fees of $2.0 million related to increased accounting and legal services.

General and administrative expenses increased by $16.9 million, or 50%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to higher personnel-related costs of $9.7 million as a result of increased headcount in general and administrative functions and an increase in consulting and professional service fees of $6.5 million related to increased accounting and legal services.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	Change $	Change %	September 30, 2018	September 30, 2017	Change $	Change %
(in thousands, except percentages)
Interest expense	$(112)	$(815)	$703	(86)%	$(220)	$(1,286)	$1,066	(83)%
Change in fair value of convertible preferred stock warrants	—	(37,682)	37,682	(100)%	—	(40,333)	40,333	(100)%
Other income (expense), net	2,162	212	1,950	920%	2,971	423	2,548	602%
Total Other Income (Expense), Net	$2,050	$(38,285)	$40,335	(105)%	$2,751	$(41,196)	$43,947	(107)%

Other income (expense), net, during the three months ended September 30, 2018, increased by $40.3 million as compared to the three months ended September 30, 2017. The change was primarily due to a charge of $37.7 million that was recorded in the three months ended September 30, 2017 related to the change in the fair value of warrants to purchase convertible preferred stock. No such charge was required during the three months ended September 30, 2018 as warrants to purchase convertible preferred stock were converted into warrants to purchase common stock upon our IPO. Other income, net, increased by $2.0 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to an increase in interest income from short-term investments and a one-time cancellation and restocking fee of $1.4 million from a customer. Interest expense for the three months ended September 30, 2017 was higher by $0.7 million due to outstanding debt during that period. No such debt was outstanding in 2018.

Other income (expense), net, during the nine months ended September 30, 2018, increased by $43.9 million as compared to the nine months ended September 30, 2017. The change was primarily due to a charge of $40.3 million that was recorded in the nine months ended September 30, 2017 related to the change in fair value of warrants to purchase convertible preferred stock. No such charge was required during the nine months ended September 30, 2018. Other income, net, increased by $2.5 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to an increase in interest income on short-term investments and a one-time cancellation and restocking fee of $1.4 million from a customer. Interest expense for the nine months ended September 30, 2017 was higher by $1.1 million due to outstanding debt during that period. No such debt was outstanding in 2018.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30, 2018	September 30, 2017	Change $	Change %	September 30, 2018	September 30, 2017	Change $	Change %
(in thousands, except percentages)
Income Tax Expense	$(172)	$58	$(230)	(397)%	$(397)	$144	$(541)	(376)%

Income tax expense is comprised of foreign income taxes and state minimum income taxes in the United States.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $179.7 million. In October 2017, as a result of our IPO, we received cash proceeds of $134.8 million net of underwriting discounts and commissions but before deducting other offering expenses. Our primary source of liquidity is cash generated through operating and financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. We recently entered into lease agreements for a corporate headquarters, and we will start to incur material expenses in future years. We may also contemplate and engage in additional merger and acquisition activity that could materially impact our liquidity and capital resource position. However, we believe that our existing cash balance together with amounts available under our credit facility will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of September 30, 2018, approximately 2.1% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

Silicon Valley Bank Loan and Security Agreements

We first entered into a loan and security agreement (the “LSA”) with Silicon Valley Bank (“Bank’) in July 2011. The LSA was amended and restated in subsequent periods. The amended and restated loan and security agreement (the “Restated 2014 LSA”) entered into in November 2014 provides advances under a revolving line of credit up to $30.0 million and provides for letters of credit to be issued up to $5.0 million.

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

As of September 30, 2018 and December 31, 2017, there were no outstanding borrowings under the revolving line of credit and letters of credit were outstanding in the amount of $23.0 million and $1.5 million, respectively. As of September 30, 2018 and December 31, 2017, we were in compliance with all of the covenants in the amended Restated 2014 LSA. The rate of interest on the line of credit was 5.01% and 4.31%, respectively as of September 30, 2018 and December 31, 2017.

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

In connection with the 2017 Agreement we issued warrants to purchase 0.4 million shares of Series H convertible preferred stock, with an exercise price of $9.17340. The warrants are exercisable up to ten years from the date of issuance. Upon the repayment of the amounts borrowed and the subsequent termination of the 2017 Agreement, we cancelled warrants to purchase 0.1 million shares of Class B common stock that were contingent on future borrowings. The remaining warrants were exercised during the year ended December 31, 2017 and during the three months ended March 31, 2018. There were no warrants outstanding as of September 30, 2018.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(9,297)	$31,192
Cash flows used in investing activities	(55,263)	(9,599)
Cash flows provided by financing activities	24,980	10,763

Operating Activities

Our operating activities used cash of $9.3 million for the nine months ended September 30, 2018. Our net loss of $15.6 million for the nine months ended September 30, 2018 was adjusted by non-cash charges of $28.3 million comprising mainly of $5.8 million of depreciation and amortization, $21.2 million of stock-based compensation, $0.5 million relating to loss incurred on exiting facilities and $0.8 million of provision related to doubtful accounts. The changes in our operating assets and liabilities used cash of $22.0 million comprising of outflows of $36.2 million from increasing inventory levels from its low point at the end of 2017 holiday season, $1.4 million from increase in accounts receivable and $3.1 million from decrease in deferred revenue. These outflows were offset by cash inflows from of $16.9 million from increase in accounts payable and accrued liabilities and $1.9 million from decrease in deferred cost of revenue.

Our operating activities provided cash of $31.2 million for the nine months ended September 30, 2017. Our net loss of $70.5 million for the nine months ended September 30, 2017 was adjusted by non-cash charges of $52.7 million comprising mainly of $3.9 million of depreciation and amortization, $7.5 million of stock-based compensation, $40.3 million change in the fair value of warrants to purchase convertible preferred stock, $0.7 million for non-cash interest expenses relating to the debt and a $0.2 million loss from the exit of facilities. The changes in our operating assets and liabilities provided cash of $48.9 million comprising of inflows of $35.1 million from increase in accounts payable and accrued liabilities, $16.6 million from increase in deferred revenues, $8.1 million from decrease in inventories and $4.4 million from increase in other long-term liabilities. These inflows were offset by outflows of $5.5 million from increase in accounts receivable, $5.9 million of increase in other non-current assets, $2.9 million from increase in prepaid and other current assets and $1.0 million from increase in deferred cost of revenue.

Investing Activities

Our investing activities for the nine months ended September 30, 2018 included cash outflow of $13.4 million spent on purchase of property and equipment, expenditure on leasehold improvements related to expanding our facilities and other capital investments and $44.9 million spent on the purchase of short-term investments, partially offset by $3.0 million received from the sales/maturities of short-term investments.

Our investing activities for the nine months ended September 30, 2017 included cash outflow of $9.6 million, which consisted of purchases of property and equipment and expenditures on leasehold improvements totaling $6.7 million and the acquisition of a technology company for $3.0 million.

Financing Activities

Our financing activities provided cash of $25.0 million for the nine months ended September 30, 2018. The cash was received mainly from the exercise of employee stock options amounting to $25.5 million following the expiry of the lock-up period in March 2018, partially offset by a payment of $0.5 million in connection with a previous business acquisition.

Our financing activities provided cash of $10.8 million for the nine months ended September 30, 2017. We received net cash proceeds of $24.7 million from the subordinated term loan agreement with Silicon Valley Bank and $1.1 million from exercise of stock options. This was offset by a repayment of the $15.0 million outstanding balance on the line of credit.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our non-cancelable contractual obligations were as follows as of September 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Purchase commitments (1)	$111,008	$111,008	$—	$—	$—
Operating lease obligations (2)	302,595	3,365	32,902	51,928	214,400
Other obligations (3)	3,250	3,250	—	—	—
Total	$416,853	$117,623	$32,902	$51,928	$214,400

(1)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(2)	Represents future minimum lease payments under non-cancelable operating leases.

(3)	Represents commitments included in other non-cancelable arrangements like ad buys and other platform services.

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

We added accounting policies for short-term investments and the adoption of new revenue standard to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 12 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policies resulting from our adoption of the new revenue standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Our exposure to interest rate risk primarily relates to the interest income generated by cash, cash equivalents and short-term investments held at Silicon Valley Bank. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2018, there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Except for the changes in the internal controls relating to the adoption of the new revenue standard, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and we have experienced net losses and negative cash flows from operations in each year since inception. As of September 30, 2018, we had an accumulated deficit of $260.7 million and for the nine months ended September 30, 2018, we experienced a net loss of $15.6 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

TV streaming is highly competitive and many companies, including large technology companies, content owners and aggregators, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract users and our business will be harmed.*

TV streaming is increasingly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our TV streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and continue to increase the type and number of content offerings. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We must also effectively support the most popular sources of streaming content, such as Netflix, Amazon Prime Video, Hulu and YouTube and respond rapidly to actual and anticipated market trends in the U.S. TV streaming industry.

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

In July 2018, we also announced our new Roku TV Wireless Speaker product line, designed specifically for use with Roku TVs and we may face additional competition from speaker and other peripheral manufacturers.  If our wireless speaker products do not operate as designed, do not achieve marketplace acceptance, or do not enhance or produce the benefits to the Roku TV viewing experience as we intend, our users’ overall viewing experience may be diminished and this may impact the overall demand for Roku TVs or other Roku products.

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

We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.*

In addition to generating player revenue, our business model depends on our ability to generate platform revenue from content publishers and advertisers. We generate platform revenue from advertising campaigns and on a transactional basis from new subscription purchases and content transactions that occur on our platform. As such, we are seeking to expand our user base and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. The total number of hours streamed, however, does not correlate with platform revenue on a period-by-period basis, because we do not monetize every hour streamed on our platform. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity.   Moreover, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player then the particular streaming channel may auto-play subsequent content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes.

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

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed, even though the revenues received, directly or indirectly, from streaming on certain of these channels has not been significant to our overall revenue.*

Historically, a small number of content publishers have accounted for a significant portion of the content streamed across our platform and the terms and conditions of our relationships with content publishers vary. In the nine months ended September 30, 2018, and September 30, 2017, Netflix accounts for approximately one-third of all hours streamed in each period. However, although Netflix is the largest provider of content across our platform, revenue generated from Netflix was not material to our overall revenue during the period, and we do not expect revenue from Netflix to be material to our overall operating results for the foreseeable future. In addition, our agreements with content publishers generally have a term of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publishers’ security requirements. Further, we do not receive material revenue from YouTube, the most viewed ad-supported channel by hours streamed on our platform for the nine months ended September 30, 2018. If we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.

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

We may fail to attract content publishers that generate sufficient quantity or quality of ad-supported content hours on our platform and continue to grow supply of quality video ad inventory. Our business model depends on our ability to grow video ad inventory on our platform and sell it to advertisers. We grow ad inventory by adding and retaining content publishers on our platform with ad-supported channels that we can monetize. In addition, we do not have access to all video ad inventory on our platform, and we may not secure access in the future. The amount, quality and cost of ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, our business may be harmed.

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

The Roku Channel may not continue to attract a large number of users and/or generate significant advertising revenues.*

We operate “The Roku Channel,” an ad-supported streaming channel on the Roku platform that gives our users free access to a collection of films, television series and other content. The Roku Channel was a top five channel on our platform based on the number of active accounts that accessed the channel at least once in the period ended September 30, 2018. We do not receive subscriptions or other fees from users that access content on The Roku Channel. We have incurred, and will continue to incur, costs and expenses in connection with the launch, development, expansion and operation of The Roku Channel, which we monetize through advertising. If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through advertising. In order to attract users to The Roku Channel and drive streaming of ad-supported video on The Roku Channel, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. The agreements that we enter into with these content owners have varying terms and provide us with rights to make specific content available through The Roku Channel during certain periods of time. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements with the content owners, or enter into new agreements with other content owners, in order to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If for any period of time, we are unable to enter into content license agreements on acceptable terms to access content that enables us to attract and retain users of The Roku Channel, usage of The Roku Channel may decline, and our business may be harmed. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the content we make available, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient advertising revenues to be cost effective for us to operate. In addition, we recently began distributing The Roku Channel on platforms other than our own streaming platform, and there can be no assurance that we will be successful in attracting a large number of users and/or generating significant advertising revenues through the distribution of The Roku Channel on such other streaming platforms.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. As competition with other companies increases, we may incur significant expenses in attracting and retaining high quality engineers and other employees. The loss of employees or the inability to hire additional skilled employees as necessary to support the rapid growth of our business and the scale of our operations could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

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

As our platform and products evolve, we will continue to introduce new features, which may or may not be attractive to our content publishers or meet their requirements. For example, some content publishers have elected not to participate in our cross-channel search feature, our integrated advertising framework, known as RAF, or have imposed limits on our data gathering for usage within their channels. In addition, our platform utilizes our proprietary Brightscript scripting language in order to allow our content publishers to develop and create channels on our platform. If we introduce new features or utilize a new scripting language in the future, such a change may not comply with our content publishers' certification requirements. In addition, our content publishers may find other languages, such as HTML5, more attractive to develop for and shift their resources to developing their channels on other platforms. If content publishers do not find our platform simple and attractive to develop channels for, do not value and participate in all of the features and functionality that our platform offers, or determine that our software developer kit or new features of our platform do not meet their certification requirements, our business may be harmed.

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

We and our TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TVs, and if we or our partners fail to maintain and expand effective retail sales channels we could experience lower player or Roku TV sales.*

To continue to acquire new active accounts, we must maintain and expand our retail sales channels. The majority of our players and Roku TVs are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon.com. To a lesser extent, we sell players directly through our website and internationally through distributors. For nine months ended September 30, 2018 and September 30, 2017, Amazon.com, Best Buy and Walmart in total accounted for 66% and 57%, respectively, of our player revenue and are expected to each account for more than 10%

of our player revenue in fiscal 2018. These three retailers collectively accounted for 61% of our player revenue for the years ended December 31, 2017 and 2016. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or Roku TVs, or choose not to prominently display those devices in their stores or on their websites, the volume of Roku devices sold could decrease, which would harm our business. For example, in April 2018, Amazon.com and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon.com’s operating system, and such TVs will be sold by Best Buy and Amazon.com. Although this arrangement is not expected to limit our TV brand partners’ ability to sell on either Amazon.com or at Best Buy, if our existing TV brands choose to work with other operating system developers, this may impact our Roku TV program and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Apple or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon.com, sells its own competitive TV streaming products and is able to market and promote these products more prominently on its website, and could refuse to offer our devices. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, would require us to increase our marketing expenditures simply to maintain our product visibility, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. During, and following, the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, including the North American Free Trade Agreement (“NAFTA 1.0”). On September 30, the U.S., Mexico, and Canada reached a preliminary U.S.-Mexico-Canada Agreement (“USMCA”) which would replace NAFTA 1.0. The USMCA maintains duty-free access for most products and leaves most key provisions of the NAFTA 1.0 agreement intact, but still requires approval by the U.S. Congress, Mexico’s Congress of the Union, and Canada’s Parliament before it enters into force. In addition, the USMCA is still undergoing a “legal scrub”, and, if past U.S. free trade agreements are any indication, could undergo changes that lead to further modifications of certain USMCA provisions. Furthermore, the current administration has threatened tougher trade terms with China and other countries, leading to the imposition of substantially higher U.S. Section 301 tariffs on $250 billion of imports from China so far and higher Chinese tariffs on a large amount of U.S. exports to China. In addition, the administration has threatened to impose Section 301 tariffs on an additional $267 billion of imports from China. At this time, it is unknown whether and to what extent new USMCA legislation will be passed into law, pending how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs imposed, or new regulatory proposals will be adopted, international trade agreements will be negotiated or re-negotiated, or the effect that any such action would have, either positively or negatively, on our industry or our business. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We may be unable to successfully expand our international operations, including our recent expansion into Latin America. In addition, our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.*

We currently generate the vast majority of our revenue in the United States and have limited experience marketing, selling and supporting our players and monetizing our platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. We currently sell our players in Canada, the United Kingdom, the Republic of Ireland, France and several Latin American countries. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities to build relationships with users, advertisers and retail distributors, TV brands and service operators, we may not be able to create or maintain international market demand for our players and TV streaming platform. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. We may also be subject to new statutory restrictions and risks. For example, and as more fully described below, we have been subject to the EU General Data Protection Regulation (“GDPR”) since earlier this year. The GDPR includes detailed requirements related to the collection, storage and use of data related to people resident in the EU. We made changes to our data protection compliance program to prepare for the GDPR and will continue to monitor the implementation and evolution of global data protection regulations. In addition, there may be no foreign equivalents to the Digital Millennium Copyright Act to shield us from liability in connection with infringing materials that content publishers may make available on our platform. In addition, we may be required in international jurisdictions to offer longer warranty periods than we currently offer in the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•

differing regulatory requirements, including country-specific privacy and consumer protection laws and regulations, tax laws,

trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;

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

Significant disruptions of our information technology systems or data security incidents could harm our reputation and our business and subject us to liability.*

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate and other information, including intellectual property, proprietary business information, user information and other confidential information.  It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits and stores our users’ personal and credit card information, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or to confidential information that moves across our platform. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive or personal information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

We maintain limited insurance policies to cover losses relating to our systems. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users or regulators may harm our reputation and our ability to retain existing users and attract new users. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for hackers. Our platform also incorporates licensed software from third-parties, including open source software, and we may also be vulnerable to attacks that focus on such third-party software. Any attempts by hackers to disrupt our platform, our devices, website, computer systems or our mobile apps, if successful, could harm our business, subject us to liability, be expensive to remedy and damage our reputation. Efforts to prevent hackers from entering our computer systems or exploiting vulnerabilities in our devices are expensive to implement and may not be effective in detecting or preventing intrusion or vulnerabilities. Such unauthorized access to users’ data could damage our reputation and our business and could expose us of the risk to contractual damages, litigation and regulatory fines and penalties that could harm our business. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter into new markets

Significant disruptions of our, our third-party vendors’ and/or commercial partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could harm our business. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our product development and our business operations.

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our customers, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other unauthorized access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. Data protection laws around the world often take a principled, risk-based approach to information security and require “reasonable”, "appropriate" or “adequate” technical and organizational security measures, meaning that the interpretation and application of those laws are often uncertain and evolving, and there can be no assurance that our security measures will be deemed adequate or reasonable in all instances. In addition to potential fines, we could be subject to mandatory corrective action due to a data security incident, which could adversely affect our business operations and result in substantial costs.

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

Under our agreements with many of our content publishers, licensees, distributors, retailers, contract manufacturers and suppliers, we are required to provide indemnification in the event our technology is alleged to infringe upon the intellectual property rights of third parties.*

In certain of our agreements we indemnify our content publishers, licensees, distributors, retailers, manufacturing partners and suppliers. We could incur significant expenses defending these partners if they are sued for patent infringement based on allegations related to our technology. In addition, if a partner were to lose a lawsuit and in turn seek indemnification from us, we could be subject to significant monetary liabilities. In addition, because the devices sold by our licensing partners and TV brands often involve the use of third-party technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the player in question, even if the claim does not pertain to our technology.

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

We and our third-party contractors collect, process, transmit and store the personal information of our users, which creates legal obligations and exposes us to potential liability.*

We collect, process, transmit and store information about our users’ device usage patterns, and rely on third-party contractors to collect, process, transmit and store personal information of our users, including our users’ credit card data. Further, we and third parties use tracking technologies, including cookies, device identifiers and related technologies, to help us manage and track our users’ interactions with our platform, devices, website and partners’ content streaming channels and deliver relevant advertising for ourselves and on behalf of our partners on our devices.

We collect information about the interaction of users with our devices, our advertisements, and our partners’ streaming channels. To deliver relevant advertisements effectively, we must successfully leverage this data as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including consumers having the ability to opt out from our collection and use of this data for advertising purposes or the ability of our advertisers to use such data to provide more relevant advertisements, restrictions imposed by advertisers, content publishers and service providers, changes in technology, and new developments in laws, regulations and industry standards. For example, our privacy policy outlines the type of data we collect and discloses to users how to disable or restrict such data collection and the use of such data in providing more relevant advertisements. Any restrictions on our ability to collect or use data could harm our ability to grow our revenue, particularly our advertising revenue which depends on engaging the relevant recipients of advertising campaigns.

Various federal, state, and foreign laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our users. The regulatory environment for the collection and use of consumer data by device manufacturers, online service providers, content distributors, advertisers and publishers is very unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission, state attorneys general, and the European Commission, have increasingly scrutinized privacy issues with respect to devices that link personal identities or user and device data, with data collected through the internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering regulations that could significantly restrict industry participants’ ability to collect, use and share personal information and pseudonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. As another example, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and largely takes effect on January 1, 2020 (and enforcement of some of the provisions will not be immediately active).  It applies to entities that do business in California and imposes a number of additional requirements, such as disclosure obligations associated with the personal information that they collect, sell or disclose, including the purposes for which the personal information will be used. The Act also grants Californians new rights over their personal information, including for example rights to access personal information, request deletion of the information, and opt out of the sale of such information. The Act also includes anti-discrimination provisions that limit businesses’ ability to deny services, charge different prices, or offer different qualities of service to consumers who exercise their rights. The CCPA has substantial penalties for non-compliance.  We are continuing to assess the impact of the CCPA on our business. In addition, some countries are considering or have enacted 'data localization' laws requiring that user data regarding users in their country be maintained in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. In addition, we expect that, in addition to the business as usual costs of compliance, the evolving regulatory interpretation and enforcement of new laws such as the GDPR and CCPA will lead to increased operational and compliance costs.; and require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

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

Several states are considering network neutrality legislation or regulation as well.  On September 30, 2018, California Governor Jerry Brown signed open internet legislation into law, effective January 1, 2019.  The California legislation codifies portions of the FCC’s rescinded 2015 Order.  The U.S. Department of Justice filed suit on September 30, to block implementation of the California law, and the broadband service provider trade associations CTIA, the National Cable & Telecommunications Association, the United States Telecom Association and the American Cable Association, have also sued California to invalidate the state’s net neutrality law on grounds that the law is contrary to the supremacy clause of the United States Constitution, among other claims.  Meanwhile, three additional states (Oregon, Vermont and Washington) have enacted net neutrality legislation, and governors in six states (Hawaii, New Jersey, New York, Montana, Rhode Island and Vermont) have signed executive orders requiring service providers contracting with state agencies to adhere to network neutrality principles.  The regulatory framework for network neutrality thus remains unsettled and is subject to ongoing legislative and judicial review.

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

Broadband internet providers are subject to government regulation and enforcement actions, and changes in current or future laws, regulations or enforcement actions that negatively impact our distributors or content publishers could harm our business.*

Upon the effective date of the FCC’s Restoring Internet Freedom Order, the FTC became primarily responsible for regulating broadband privacy and data security in the United States. The FTC follows an enforcement-focused approach to regulating broadband privacy and security. Future FTC enforcement actions could cause us or our content publishers to alter advertising claims or alter or eliminate certain features or functionalities of our products or services which may harm our business. At the FCC, many broadband internet providers provide traditional telecommunications services that are subject to FCC and state rate regulation of intrastate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. Changes in rate regulations or in universal service funding rules, either at the federal or state level, could affect these broadband internet providers’ revenue and capital spending plans. In addition, various international regulatory bodies have jurisdiction over non-United States broadband internet providers. The CCPA also applies to broadband internet providers that do business in California. To the extent these broadband internet providers are adversely affected by laws or regulations regarding their business, products or service offerings, our business could be harmed.

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

Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, and similar activities continue to proliferate, often with little harmonization between jurisdictions and little guidance. A number of existing bills are pending in U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use and share user information. The CCPA also imposes requirements on certain tracking activity, and we are continuing to assess the impact of the CCPA on our business. The European Union has already enacted laws requiring advertisers or companies like ours to, for example, obtain informed, and in some cases affirmative or explicit, consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. If we or the third parties that we work with, such as contract payment processing services, content publishers, vendors or developers violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

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

Our actual or perceived failure to adequately protect personal data and confidential information could harm our business.*

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, security, transfer and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, each state and the District of Columbia, as well as some foreign nations, have passed laws requiring notification to regulatory authorities and/or to affected users within a specific timeframe when there has been a security breach involving personal data as well as impose additional obligations for companies. For example, the CCPA was signed into law on June 28, 2018 and largely takes effect on January 1, 2020 (and enforcement of some of the provisions will not be immediately active).  It imposes additional obligations on companies that process certain information about California residents. Compliance with these laws and regulations can be costly and could delay or impede the development of new products.

As part of our data protection compliance program, we ensure that we have approved data transfer mechanisms in place to provide adequacy for the transfer of personal data from the European Economic Area to the United States.

We will continue to review our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate effect of evolving data protection regulation and implementation over time. Member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities.

While we have implemented administrative, physical and electronic security measures to protect against reasonably foreseeable loss, misuse and alteration of personal data and confidential information (e.g., protected content or intellectual property), cyberattacks on companies have increased in frequency and potential impact in recent years and, if successful against us, may harm our reputation and business and subject us to potential liability despite reasonable precautions. As discussed above, we cannot be certain that our chosen security measures will be deemed adequate or reasonable by regulators in all instances.

If we are not able to comply with these laws or regulations or if we become liable under new laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to suspend or discontinue certain products or services, which may seriously harm our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could seriously harm our business. Any actual or perceived inability to adequately protect our users’ privacy may render our products or services less desirable and could harm our reputation and business. Any costs incurred as a result of this potential liability could seriously harm our business.

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

In addition, we may be adversely impacted if copyright holders assert claims, or commence litigation, alleging copyright infringement against the developers of channels that are distributed on our platform. While our platform policies prohibit streaming content on our platform without distribution rights from the copyright holder, and we maintain processes and systems for the reporting and removal of infringing content, in certain instances our platform has been misused by unaffiliated third parties to unlawfully distribute copyrighted content. For example, we are involved in litigation in Mexico that was commenced in May 2017 by a large Mexican pay TV and internet access provider. The Company was not named as a defendant in this case, as the case principally targeted entities that are alleged to sell unlicensed content to consumers using our platform, among other means.  Involvement in these legal proceedings has been complicated and has drawn management time and company resources.  At the commencement of this case, however, a court issued a temporary ban on the importation and sale of Roku devices in Mexico. In October 2018, the ban on sales was lifted by a Federal Court in Mexico; however, the underlying litigation may continue.  Our involvement in this litigation caused us to incur legal expenses and other costs, and has drawn management time company resources. Our continuing involvement in this litigation, or similar legal matters in the future, could be disruptive to our business. If content partners or distributors in Latin America or in any other country are influenced by these proceedings and are deterred from working with us to sell players or other products or to maintain their channels or sell advertising on our platform, this could impair our ability to implement our international expansion plans.

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

We have a credit facility that provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*

We entered into an amended and restated loan and security agreement with Silicon Valley Bank in November 2014, which was amended in May 2015, June 2017 and July 2018, providing for a $30.0 million revolving line of credit. Our loan agreement with Silicon Valley Bank contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to this agreement, we granted Silicon Valley Bank a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Silicon Valley Bank Loan and Security Agreement.”

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

Reforming the taxation of international businesses has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes. Certain changes to U.S. tax laws could affect the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we maintain outside the United States. Additionally, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business.

For example, the Tax Cut and Jobs Act, or TCJA, was enacted on December 22, 2017 and significantly reforms the Internal Revenue Code of 1986. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities and valuation allowance will be revalued at the newly enacted U.S. corporate rate. The impact of this tax reform on us and on holders of our common stock is uncertain and could be adverse and our business could be seriously harmed.

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

The trading price of our Class A common stock has been, and may continue to be, volatile, and the value of our Class A common stock may decline.*

The market price of our Class A common stock has been, and may continue to be subject to wide fluctuations in response to various factors, including many risk factors listed in this section, and others. Since shares of our Class A common stock were sold in our initial public offering in September 2017 at a price of $14.00 per share, the reported high and low intraday prices of our Class A common stock have ranged from $77.57 to $15.75 through October 31, 2018.  The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We are an “emerging growth company,” and we intend to comply only with reduced disclosure requirements applicable to emerging growth companies. As a result, our Class A common stock could be less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of over $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. Based on the market value of our common stock held by non-affiliates as of June 30, 2018, we will cease to be an emerging growth company as of December 31, 2018 and, therefore, will no longer be able to take advantage of these various exemptions.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In December 2017, a plaintiff filed a complaint in the Court of Chancery in Delaware seeking a declaration that these choice of forum provisions regarding the federal district courts of the United States of Americas is invalid and unenforceable. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1	333-220318	3.4	09/01/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1	09/18/2017
10.24	Forms of Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.	10-Q	001-38211	10.24	8/10/2018
10.25	Third Amendment to Amended and Restated Loan and Security Agreement, by and between Roku, Inc. and Silicon Valley Bank, July 18, 2018.	10-Q	001-38211	10.25	8/10/2018
10.26	Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated August 1, 2018 (1155 Coleman Ave)	10-Q	001-38211	10.26	8/10/2018
10.27	Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated August 1, 2018 (1173/1167/1161 Coleman Ave)	10-Q	001-38211	10.27	8/10/2018
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

** These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Roku, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roku, Inc.

Date: November 9, 2018	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)