Form 10-Q
period 2019-03-31
ROKU, INC
filed 2019-05-10
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Exchange on Which Registered:
Class A Common Stock, $0.0001 par value	“ROKU”	The Nasdaq Global Select Market

As of April 30, 2019, the registrant had 81,981,559 of Class A common stock, $0.0001 par value per share, and 31,437,092 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	our ability to attract and retain users and increase hours streamed;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain additional TV brands to deploy our technology;
•	our ability to acquire rights to distribute popular content on our platform on favorable terms, or at all, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits or the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments, including developing integrations with our platform partners;
•	our ability to develop and launch new streaming products and provide ancillary services and support;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	security breaches and system failures;
•	our ability to maintain, protect and enhance our intellectual property; and
•

our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally, including compliance with the EU General Data Protection Regulation.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

ii

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.roku.com/investor-relations), our filings with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$236,500	$155,564
Short-term investments	27,401	42,146
Restricted cash	26,350	—
Accounts receivable, net of allowances	174,195	183,078
Inventories	33,398	35,585
Prepaid expenses and other current assets	21,888	15,374
Deferred cost of revenue, current	636	1,188
Total current assets	520,368	432,935
Property and equipment, net	30,777	25,264
Operating lease right-of-use assets	71,013	—
Intangible assets, net	1,338	1,477
Goodwill	1,382	1,382
Other non-current assets	3,254	3,939
Total Assets	$628,132	$464,997
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$146,923	$148,562
Deferred revenue, current	41,939	45,442
Total current liabilities	188,862	194,004
Deferred revenue, non-current	15,297	19,594
Operating lease liability, non-current	59,950	—
Other long-term liabilities	3,089	6,748
Total Liabilities	267,198	220,346
Commitments and contingencies (Note 7 and 10)
Stockholders’ Equity:
Common stock, $0.0001 par value	11	11
Additional paid-in capital	624,550	498,553
Accumulated other comprehensive income (loss)	1	(17)
Accumulated deficit	(263,628)	(253,896)
Total stockholders’ equity	360,934	244,651
Total Liabilities and Stockholders’ Equity	$628,132	$464,997

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Revenue:
Platform	$134,153	$75,077
Player	72,509	61,499
Total net revenue	206,662	136,576
Cost of Revenue:
Platform	40,364	21,666
Player	65,407	51,798
Total cost of revenue	105,771	73,464
Gross Profit:
Platform	93,789	53,411
Player	7,102	9,701
Total gross profit	100,891	63,112
Operating Expenses:
Research and development	55,738	34,126
Sales and marketing	33,807	20,318
General and administrative	22,086	15,570
Total operating expenses	111,631	70,014
Loss from Operations	(10,740)	(6,902)
Other Income, Net:
Interest expense	(98)	(51)
Other income, net	967	448
Total other income, net	869	397
Loss Before Income Taxes	(9,871)	(6,505)
Income tax (benefit) expense	(139)	129
Net Loss Attributable to Common Stockholders	$(9,732)	$(6,634)
Net loss per share attributable to common stockholders—basic and diluted	$(0.09)	$(0.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	110,877	99,488

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Loss Attributable to Common Stockholders	$(9,732)	$(6,634)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net of tax	18	—
Comprehensive Net Loss	$(9,714)	$(6,634)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—December 31, 2017	99,157	10	436,278	(671)	—	(283,338)	152,279
Vesting of early exercised stock options	—	—	106	—	—	—	106
Issuance of common stock upon exercise of stock options, net	1,670	—	5,049	(52)	—	—	4,997
Issuance of common stock pursuant to exercise of common warrants, net	141	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,429	—	—	—	4,429
Adoption of ASU 2016-16	—	—	—	—	—	(40)	(40)
Adoption of ASU 2014-09	—	—	—	—	—	38,339	38,339
Net loss	—	—	—	—	—	(6,634)	(6,634)
Balance—March 31, 2018	100,968	$10	$445,862	$(723)	$—	$(251,673)	$193,476

Balance—December 31, 2018	109,770	$11	$499,224	$(671)	$(17)	$(253,896)	$244,651
Vesting of early exercised stock options	—	—	17	—	—	—	17
Share repurchases	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to equity incentive plans, net of taxes	2,135	—	10,091	—	—	—	10,091
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $2.0 million	1,389	—	98,025	—	—	—	98,025
Stock-based compensation expense	—	—	17,864	—	—	—	17,864
Unrealized gain on short-term investments	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(9,732)	(9,732)
Balance—March 31, 2019	113,292	$11	$625,221	$(671)	$1	$(263,628)	$360,934

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(9,732)	$(6,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,849	1,656
Stock-based compensation expense	17,864	4,429
Provision for doubtful accounts	181	201
Non-cash interest expense	344	—
Loss from exit of facilities	—	129
Amortization of premiums on short-term investments	(182)	—
Changes in operating assets and liabilities:
Accounts receivable	8,702	26,986
Inventories	2,187	(5,430)
Prepaid expenses and other current assets	(8,116)	(11,643)
Operating lease right-of-use assets	3,440	—
Deferred cost of revenue	552	2,090
Other noncurrent assets	685	(353)
Accounts payable and accrued liabilities	(18,606)	(18,474)
Operating lease liabilities	(2,491)	—
Other long-term liabilities	(581)	(118)
Deferred revenue	(7,800)	(7,476)
Net cash used in operating activities	(10,704)	(14,637)
Cash flows from investing activities:
Purchase of property and equipment	(5,071)	(3,407)
Purchases of short-term investments	(12,365)	—
Sales/maturities of short-term investments	27,310	—
Net cash provided by (used in) investing activities	9,874	(3,407)
Cash flows from financing activities:
Proceeds from equity issued under incentive plans	10,091	1,544
Proceeds from equity issued under at-the-market program, net of offering costs	98,025	—
Net cash provided by financing activities	108,116	1,544
Net Increase (Decrease) in cash, cash equivalents and restricted cash	107,286	(16,500)
Cash, cash equivalents and restricted cash—Beginning of period	155,564	177,250
Cash, cash equivalents and restricted cash—End of period	$262,850	$160,750
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	236,500	160,750
Restricted cash	26,350	—
Cash, cash equivalents and restricted cash—End of period	$262,850	$160,750
Supplemental disclosures of cash flow information:
Cash paid for interest	$542	—
Cash paid for income taxes	$557	$180
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$4,769	$1,460
Unpaid portion of at-the-market offering costs	$249	—

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Organization and Description of Business

Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company’s TV streaming platform allows users to easily discover and access a wide variety of movies, TV episodes, live programming and more. The Company operates in two reportable segments and generates revenue through the sale of streaming players, advertising, content distribution, subscription and transaction revenue sharing, as well as through licensing arrangements with TV brands.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

There have been no material changes in the Company’s significant accounting policies other than the adoption of Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842), (“ASC 842”), described below and in Note 7, and debt issuance costs, described below in Note 8, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Judgements and Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant items subject to such estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations,  variable consideration, determining the stand-alone selling prices of performance obligations, gross versus net revenue reporting, evaluation of customer versus vendor relationships, and other obligations such as sales return reserves and customer incentive programs; the valuation of inventory, the valuation of deferred income tax assets, the recognition and disclosure of contingent liabilities and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates and assumptions.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains (loss) on the Company’s short-term investments for the three months ended March 31, 2019. The Company did not have any short-term investments during the three months ended March 31, 2018. As a result, comprehensive income (loss) was equal to the net loss for the three months ended March 31, 2018.

Concentrations

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Customer B	11%	10%
Customer C	12%	17%
Customer G	*	11%

Customers accounting for 10% or more of the Company’s accounts receivable were as follows:

	As of
	March 31, 2019	December 31, 2018
Customer D	15%	11%

* Less than 10%

Restricted Cash

Restricted cash is comprised of cash collateral for outstanding letters of credit related to operating leases of office facilities. As of March 31, 2019, the Company had restricted cash of $26.4 million. The Company did not have any restricted cash as of December 31, 2018.

Content Licensing Fees

The Company acquires rights to video content for viewing on The Roku Channel. Consideration for these content rights can include a fixed fees and/or a share of advertising revenue. The Company capitalizes the content fees and records a corresponding liability at the gross amount of the liability when the license period has begun, the cost of the content is determinable, and the content is accepted and available for streaming. The Company amortizes licensed content assets into “Cost of Revenue, Platform” over the contractual window of availability.

As of March 31, 2019, content related expenses that met these requirements were not material.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet.

On January 1, 2019, the Company adopted the guidance in ASC 842 using the optional transition method and recorded right-of-use (“ROU”) assets and lease liabilities on its condensed consolidated balance sheet. As a result, periods prior to 2019 were not adjusted. On the adoption date, the Company recognized ROU assets totaling $39.9 million, lease liabilities totaling $42.1 million and reclassification of deferred and prepaid rents of $2.2 million to ROU assets on its condensed consolidated balance sheet. There was no impact to the accumulated deficit. The Company elected the package of practical expedients permitted under the transition guidance that allowed, among other things, the historical lease classification to be carried forward without reassessment. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. Refer to Note 7 for additional disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. The guidance is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance amends reporting of credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update will be effective beginning January 1, 2020. The Company is currently in the process of evaluating the effects of the new guidance but does not expect the impact from this standard to be material.

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

Revenue Disaggregation

The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 14. The disaggregation is based on the evaluations that are regularly performed by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer.

Revenue Allocated to Future Performance Obligations

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue was $100.3 million as of March 31, 2019 of which we expect to recognize approximately 84% over the next 12 months and the remainder thereafter.

Contract Balances

Contract balances include accounts receivable, contract assets and contract liabilities. Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts and sales incentives. The payment terms with customers vary by contract. Contract assets are created when the timing of invoicing to a customer occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to bill becomes unconditional. The Company’s contract assets are current in nature and are included in “Prepaid expenses and other current assets”. The Company did not have any impairments relating to contract assets.

Contract liabilities are recorded as deferred revenue and primarily relate to timing differences between the billing terms and the fulfillment of performance obligations. Revenue is recognized when the performance obligation is completed and delivered or transfer of control occurs.

The table below reflects the contract balances of the Company (in thousands):

	As of	As of
	March 31, 2019	December 31, 2018
Accounts receivable, net	$174,195	$183,078
Contract assets, current	2,351	753

Deferred revenue, current	41,939	45,442
Deferred revenue, non-current	15,297	19,594
Total deferred revenue	$57,236	$65,036

Contract assets increased by approximately $1.6 million during the three months ended March 31, 2019 primarily due to a $1.8 million increase in contract asset from one customer where the Company’s right to bill falls into subsequent period. Deferred revenue decreased by approximately $7.8 million during the three months ended March 31, 2019 primarily due to revenue recognized of $5.0 million pursuant to customer acceptance of a milestone.

4. Balance sheet components

Accounts Receivable, Net of allowances—Accounts receivable, net of allowances, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Gross accounts receivable	$185,971	$204,975
Allowance for sales returns	(4,596)	(7,335)
Allowance for sales incentives	(6,183)	(13,750)
Other allowances	(997)	(812)
Total allowances	(11,776)	(21,897)
Total Accounts Receivable—net of allowances	$174,195	$183,078

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

	March 31, 2019	December 31, 2018
Beginning balance	$(7,335)	$(6,907)
Charged to revenue	(2,222)	(17,396)
Utilization of sales return reserve	4,961	16,968
Ending balance	$(4,596)	$(7,335)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

	March 31, 2019	December 31, 2018
Beginning balance	$(13,750)	$(10,442)
Charged to revenue	(7,980)	(50,958)
Utilization of sales incentive reserve	15,547	47,650
Ending balance	$(6,183)	$(13,750)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computers and equipment	$17,093	$16,056
Leasehold improvements	25,544	18,396
Website and internal-use software	6,423	6,423
Office equipment and furniture	4,107	4,069
Total property and equipment	53,167	44,944
Accumulated depreciation and amortization	(22,390)	(19,680)
Property and Equipment, net	$30,777	$25,264

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $2.7 million and $1.5 million, respectively.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$44,622	$56,576
Accrued royalty expense	5,024	7,939
Accrued inventory	7,566	6,008
Accrued payroll and related expenses	8,228	12,217
Accrued cost of revenue	17,658	22,830
Accrued payments to content publishers	39,576	32,463
Operating lease liability, current	14,208	—
Taxes and related liabilities	331	1,314
Customer prepayments	2,700	3,124
Other accrued expenses	7,010	6,091
Total Accounts Payable and Accrued Liabilities	$146,923	$148,562

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Platform, current	$24,789	$28,569
Player, current	17,150	16,873
Total deferred revenue, current	41,939	45,442
Platform, non-current	8,783	12,783
Player, non-current	6,514	6,811
Total deferred revenue, non-current	15,297	19,594
Total Deferred Revenue	$57,236	$65,036

5. SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments (in thousands):

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$22,437	$1	$(1)	$22,437	$37,168	$—	$(17)	$37,151
U.S. government securities	4,963	1	—	4,964	4,995	—	—	4,995
Total Short-Term Investments	$27,400	$2	$(1)	$27,401	$42,163	$—	$(17)	$42,146

Tax amounts related to unrealized losses are not material for all periods presented.

The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$27,400	$27,401	$42,163	$42,146
Due in 1-3 years	—	—	—	—
Total Short-Term Investments	$27,400	$27,401	$42,163	$42,146

6. FAIR VALUE

The Company’s financial assets measured at fair value are as follows (in thousands):

	March 31, 2019			December 31, 2018
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Cash	$213,069	$213,069	$—	$147,221	$147,221	$—
Money market funds	23,431	23,431	—	8,343	8,343	—
Restricted cash	26,350	26,350	—	—	—	—
Short-term investments:
Corporate bonds and commercial paper	22,437	—	22,437	37,151	—	37,151
U.S. government securities	4,964	—	4,964	4,995	—	4,995
Total assets measured and recorded at fair value	$290,251	$262,850	$27,401	$197,710	$155,564	$42,146

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Financial assets and liabilities measured using Level 1 inputs include cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. The Company measured money market funds of $23.4 and $8.3 million as cash equivalents as of March 31, 2019 and December 31, 2018, respectively, using Level 1 inputs.

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

The Company did not use Level 3 inputs to measure any assets or liabilities as of March 31, 2019 and December 31, 2018.

7. LEASES

The Company determines if an arrangement contains a lease at its inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term and leases are included in operating lease ROU assets, accrued liabilities, for the current portion of operating lease liabilities, and operating lease liabilities, non-current on our consolidated balance sheets. As the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The Company took into consideration its credit rating and the length of the lease when calculating the incremental borrowing rate. The Company considers the options to extend or terminate the lease in determining the lease term, when it is reasonably certain to exercise one of the options. The Company combines lease and non-lease components into a single lease component for its real estate and equipment leases.

The Company has entered into operating leases primarily for office real estate. The leases have remaining lease terms ranging from one year to 12 years. Some leases include an option to extend the leases for up to seven years and some leases include an option to terminate after three and a half years. The depreciable life of ROU assets is limited by the expected lease term.

The Company earns sublease income from subleases for a portion of the former headquarters. The subleases expire in 2020.

The components of lease expense are as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$4,332
Sublease income	(580)
Net operating lease cost	$3,752

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,866
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34,534

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

As of
March 31, 2019
Operating lease right-of-use assets	$71,013
Included in accounts payable and accrued liabilities:
Operating lease liability, current	14,208
Operating lease liability, non-current	59,950
Total operating lease liability	$74,158

Weighted Average Remaining Lease Term
Operating leases (in years)	8.33
Weighted Average Discount Rate
Operating leases	5.95%

Future lease payments under operating leases as of March 31, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases
2019 (remaining 9 months)	$13,098
2020	18,288
2021	9,774
2022	9,973
2023	10,064
Thereafter	43,882
Total future lease payments	105,079
Less: imputed interest	(22,752)
Less: expected tenant improvement allowance	(8,169)
Total	$74,158

As of March 31, 2019, the Company has additional operating leases, primarily corporate offices, that have not yet commenced of $142.6 million. These operating leases will commence in fiscal year 2019 with lease terms of 11 years to 12 years.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under operating leases as of December 31, 2018 (in thousands):

Year ending December 31,	Operating Leases
2019	$16,817
2020	29,124
2021	32,034
2022	32,844
2023	33,414
Thereafter	223,472
Less: sublease income	(3,711)
Total	$363,994

8. DEBT

The Company did not have any outstanding debt as of March 31, 2019 or December 31, 2018.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc. The Credit Agreement provides for (i) a four-year revolving credit facility in the aggregate principal amount of up to $75.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $75.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility, subject to the satisfaction of certain financial and other conditions, in the amount of up to (v) $50.0 million, plus (w) 1.0x of the Company’s EBITDA for the most recently completed four fiscal quarter period, plus (x) an additional amount at our discretion, so long as, on a pro forma basis at the time of incurrence, our secured leverage ratio does not exceed 1.50 to 1.00, plus (y) voluntary prepayments of the Revolving Credit Facility and Term Loan A Facility to the extent accompanied by concurrent reductions to the applicable Credit Facility, plus (z) for up to 90 days after the Closing Date, $75.0 million (together with the Revolving Credit Facility and the Term Loan A Facility, collectively, the “Credit Facility”). Borrowings under the Term Loan A Facility may be made by the Company up to 9 months immediately following the Closing Date. On the Closing Date, the Company terminated its Restated 2014 LSA (as defined below) with Silicon Valley Bank.

Loans under the Credit Facility bear interest at a rate equal to, at the Company’s election, (i) an alternate base rate, based upon the highest of (x) the prime rate, (y) the federal funds effective date plus ½ of 1% and (z) the one-month LIBOR plus 1%, in each case plus an applicable margin of up to 1% per annum, with step-downs based on its secured leverage ratio or (2) an adjusted one-, two-, three-, or six month LIBOR, at its election, plus an applicable margin of up to 2% per annum, with step-downs based on its secured leverage ratio.

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

The Company’s obligations under the Credit Agreement are secured by substantially all of its assets. In the future, certain of its direct and indirect subsidiaries may be required to guarantee the Credit Agreement. The Company may prepay, and in circumstances is required to prepay, loans under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain adjusted quick ratio of 1.00 to 1.00, and customary events of default. As of March 31, 2019, the Company is in compliance with all the covenants of the Credit Agreement.

The Company incurred debt issuance costs for the Credit Agreement, which are amortized over the contractual term of the agreement. Debt issuance costs are recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

On May 3, 2019, the Company entered into the Incremental Assumption and Amendment No. 1 to increase the level of commitments for each of the Revolving Credit Facility and Term Loan A Facility from $75.0 million to $100.0 million under the same terms as the Credit Agreement. Refer to Note 15, Subsequent Events, for details.

Line of Credit

The Company first entered into a loan and security agreement (the “LSA”) with Silicon Valley Bank in July 2011. The LSA was amended and restated in subsequent periods. The amended and restated loan and security agreement (the “Restated 2014 LSA”) entered into in November 2014 provided advances under a revolving line of credit up to $30.0 million and provides for letters of credit to be issued up to $5.0 million.

In June 2017, the Company entered into a second amendment to the Restated 2014 LSA (such amendment, the “Second Amendment”). Advances under the Second Amendment carry a floating per annum interest rate equal to, at the Company’s option, (1) the prime rate or (2) LIBOR plus 2.75%, or the prime rate plus 1% depending on certain ratios. The Second Amendment further changed the financial covenant to maintain a current ratio (calculated as current assets, divided by current liabilities less deferred revenue) greater than or equal to 1.25. As of December 31, 2018, the Company was in compliance with all of the covenants in the amended Restated 2014 LSA.

On July 18, 2018, the Company entered into a third amendment to the Restated 2014 LSA (such amendment, the “Third Amendment”). The Third Amendment increased the amount by which the Company could utilize its line of credit to support the issuances of letters of credits from $5.0 million to $30.0 million.

On February 19, 2019, the Company terminated the Restated 2014 LSA agreement.

9. STOCKHOLDERS’ EQUITY

At-the-Market Offerings

On March 12, 2019, the Company entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., as its sales agent, pursuant to which the Company could issue and sell from time-to-time up to $100.0 million maximum aggregate offering price of the Company’s Class A common stock. In March 2019, the Company received gross proceeds of $100.0 million from sales of approximately 1.4 million shares at an average selling price of $72.00 per share and incurred issuance costs of $2.0 million. As of March 31, 2019, the Company had sold all available shares of Class A common stock under this agreement.

Preferred Stock

The Company is authorized to issue 10 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors at the time of issuance.

As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company has two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the initial public offering (“IPO”), including shares of common stock issued upon the conversion of the convertible preferred stock, were converted into an equivalent number of shares of Class B common stock. All common stock, stock options and restricted stock units issued at the time of and subsequent to the IPO are exercised or vested into shares of Class A common stock.

The Company has reserved the following shares of common stock for future issuances (in thousands):

As of
March 31, 2019
Common stock awards granted under equity incentive plans	18,459
Common stock awards available for issuance under Employee Stock Purchase Plan	2,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	18,195
Total reserved shares of common stock	38,743

Equity Incentive Plans

The 2008 Equity Incentive Plan (the “2008 Plan”) became effective in February 2008. The 2008 Plan allowed for the grant of incentive stock options to employees and for the grant of non-statutory stock options and restricted stock awards to employees, directors and consultants. Subject to certain limitations, options granted under the 2008 Plan were granted at a price per share equivalent to the fair market value on the date of grant and generally vest over four years and have a term of 10 years. Following the Company’s IPO, no further equity awards could be made pursuant to the 2008 Plan. Outstanding stock options at the time of the Company’s IPO are exercisable for Class B common stock under the 2008 Plan.

The 2017 Equity Incentive Plan (the “2017 Plan”) became effective in September 2017. The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and restricted stock awards, as well as, other forms of equity compensation to employees, directors and consultants. Stock options and restricted stock units under the 2017 Plan are generally expensed over four years and have a term of 10 years. Only shares of Class A common stock are issued pursuant to equity awards granted under the 2017 Plan.

Stock-Based Compensation

The Company measures the cost of awards granted under equity incentive plans based on the grant date fair value. The Company uses the straight-line method for expense recognition and recognizes forfeitures as they occur.

The following table shows total stock-based compensation expense three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Cost of platform revenue	$59	$19
Cost of player revenue	243	44
Research and development	8,532	2,296
Sales and marketing	5,166	1,110
General and administrative	3,864	960
Total stock-based compensation	$17,864	$4,429

Stock Options

The summary of the Company’s stock option activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2018 - outstanding	16,371	$8.59		—
Granted	4	54.65	—	$22.96
Exercised	(1,974)	5.28	—	—
Forfeited and expired	(81)	12.52	—	—
Balance, March 31, 2019 - outstanding	14,320	$9.03	6.5	—	$794,461

Options exercisable at March 31, 2019	7,749	$4.93	5.4	—	$461,744

The intrinsic value for options exercised during the three months ended March 31, 2019 and 2018, was $109.7 million and $56.2 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the exercise prices on the date of grant. As of March 31, 2019, the Company had $33.8 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.98 years.

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Dividend rate	—	—
Expected term (in years)	5.0	6.1
Risk-free interest rate	2.51 - 2.56%	2.32 - 2.67%
Expected volatility	36%	39 - 40%

Restricted Stock Units

Pursuant to the 2017 Plan, the Company issues restricted stock units to employees. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant. The summary of the Company’s restricted stock unit activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2018 - outstanding	3,686	$48.50
Awarded	712	50.35
Released	(165)	45.83
Forfeited	(94)	56.11
Balance, March 31, 2019 - outstanding	4,139	$48.75

The unrecognized compensation cost related to restricted stock units as of March 31, 2019 was $184.5 million, which the Company expects to recognize over 3.19 years. The intrinsic value of restricted stock units that vested during the three months ended March 31, 2019 totaled $11.4 million, which represented the fair value of the Company’s common stock underlying the restricted stock units on their vesting date.

10. COMMITMENTS AND CONTINGENCIES

Outstanding Commitments

The Company has contracts with vendors for the manufacture of inventory and related items. The Company also has contracts with content providers and other vendors for content licensing and advertising buys in the normal course of business. As of March 31,

2019, the Company had $52.4 million purchase commitments for inventory and related items and $12.3 million for content licensing, advertising buys and other platform services.

The Company records a liability for noncancelable purchase commitments in excess of its future demand forecasts. The amounts recorded by the Company for these purchase commitments were $0.4 million and $0.1 million as of March 31, 2019 and December 31, 2018, respectively.

Content Licensing

The Company licenses certain content for users to access through The Roku Channel. The Company records an obligation for licensing of content when it enters into an agreement to obtain future titles and the cost of the content is known. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date.  As of March 31, 2019, the amounts recorded in “Accrued liabilities” for license purchase commitments were not material.

Letters of Credit

As of March 31, 2019 and December 31, 2018, the Company had irrevocable letters of credit outstanding in the amount of $26.4 million, related to facilities leases. The letters of credit have various expiration dates through 2030.

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

11. INCOME TAXES

Income tax benefit for the three months ended March 31, 2019, was $0.14 million, compared to an expense of $0.13 million, for the three months ended March 31, 2018. The income tax benefit for the three months ended March 31, 2019, was primarily attributable to non-U.S. tax benefit associated with the Company's non-U.S. operation. The income tax expense for the three months ended March 31, 2018, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three months ended March 31, 2019, the Company believes it is more likely than not that the tax benefit of the U.S. losses incurred may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of March 31, 2019, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in the U.K., China, and Denmark.

12. RELATED-PARTY TRANSACTIONS

The Company has transactions with one of the Company’s strategic investors. With respect to this investor, the Company recorded revenue of $2.6 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. The Company had accounts receivable balance of $2.7 million and $2.4 million as of March 31, 2019 and December 31, 2018, respectively, related to transaction with this investor. The Company incurred expenses of $0.5 million with this investor for the three months ended March 31, 2019. There were insignificant expenses for three months ended March 31, 2018. The Company had a payable of $0.8 million to this investor as of March 31, 2019.

13. NET LOSS PER SHARE

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net loss per share options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as the basic net loss per share for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2019	March 31, 2018
Numerator:
Net loss allocable to common stockholders	$(9,732)	$(6,634)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	110,877	99,488
Net loss per share, basic and diluted	$(0.09)	$(0.07)

The potential common shares that would be excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Equity awards to purchase common stock	18,459	24,933
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	57	126
Total	18,516	25,059

14. SEGMENT INFORMATION

The Company is organized into two reportable segments as follows:

Platform—Consists primarily of fees received from advertisers and content publishers, and from licensing the Company’s technology and proprietary operating system with TV brands and service operators. Platform revenue primarily includes fees earned from the sale of digital advertising and revenue shares from new or recurring user subscriptions activated through the Company’s platform and revenue shares from user purchases of content publishers’ media through its platform. The Company also earns revenue from the sale of branded channel buttons on remote controls.

Player—Consists primarily of net sales of streaming media players and accessories through retailers and distributors, as well as directly to customers through the Company’s website.

Customers accounting for 10% or more of segment revenue were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Platform segment revenue
Customer D	12%	*
Customer G	*	20%

Player segment revenue
Customer A	18%	13%
Customer B	20%	19%
Customer C	35%	36%

*	Less than 10% of segment revenue

Substantially all of the Company’s assets were held in the United States and were attributable to the operations in the United States as of March 31, 2019 and December 31, 2018. Revenue in international markets was less than 10% for all periods presented.

15. SUBSEQUENT EVENTS

Lease Agreement

 On April 30, 2019, the Company. entered into an Assignment and Assumption of Lease, Landlord’s Consent and First Amendment of Lease (the “Assignment Agreement”) with 8x8, Inc. (the “Assignor”) and CAP Phase I, LLC (the “Landlord”). Pursuant to the Assignment Agreement, the Assignor assigned to the Company all of its right, title and interest in and to that certain lease dated January 23, 2018, by and between the Landlord and Assignor (the “Lease”) with respect to the office space located at 1143 Coleman Avenue, San Jose, California (the “Premises”). The Premises consists of approximately 162,557 rentable square feet of office space in a five (5) story office building. The Assignment Agreement allows the Company to have exclusive possession of the premises commencing on January 1, 2021 and continuing for the remainder of the lease term through December 31, 2029, with one five-year option to extend the lease term under the Lease. The Company has obtained a letter of credit in the aggregate amount of approximately $4.1 million to secure certain of the Company’s obligations under the Assignment Agreement and the Lease.

Credit Agreement

 On February 19, 2019, the Company entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”). On May 3, 2019, the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). The Amendment increased the level of commitments the Company received by $25.0 million in aggregate principal amount of new term loan commitments and $25.0 million in aggregate principal amount of new revolving commitments on the same terms as the respective existing facilities under the Existing Credit Agreement. The Credit Agreement now provides for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million and a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 1, 2019, with the SEC.

Overview

Roku pioneered streaming to the TV and we are capitalizing on this large economic opportunity as a leading TV streaming platform for users, content publishers and advertisers. Roku connects users to the streaming content they love, enables content publishers to build and monetize large audiences, and provides advertisers with unique capabilities to engage consumers. As of March 31, 2019, we had 29.1 million active accounts, an increase of 40% from March 31, 2018. In the three months ended March 31, 2019, our users streamed 8.9 billion hours, an increase of 74% over hours streamed in the three months ended March 31, 2018.

Our business model is to grow gross profit by increasing the number of active accounts and related streaming hours, and growing revenue through the monetization of our streaming platform. We measure our platform monetization progress through average revenue per user (“ARPU”), a measure that reflects the value of our business. We grow new accounts by selling streaming players; partnering with TV brands through our Roku TV licensing program; and licensing relationships with service operators.

We generate platform revenue primarily from advertising, content distribution and billing services on our platform and player revenue primarily from the sale of streaming players. We generated revenue of $206.7 million during the three months ended March 31, 2019, up by 51% as compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, we generated gross profit of $100.9 million, which is up 60% from the three months ended March 31, 2018.

We continue to manage the average selling prices (“ASP”) of our streaming players to grow our active accounts. As a result, player revenue and gross profit may not increase as rapidly as they have historically or at all. We expect that tradeoffs from player gross profit to grow active accounts will result in increased platform monetization and gross profit.

Key Performance Metrics

We use the following key performance metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key performance metrics are gross profit, active accounts, hours streamed, and ARPU.

Gross Profit

We measure the performance of our business using gross profit. The majority of our gross profit is generated from platform revenue. We believe gross profit is the primary metric to measure the performance of our business because we have two revenue segments with different margin profiles and we aim to maximize our high margin platform revenue from our active accounts as they stream content on our platform.

Active Accounts

We define active accounts as the number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. Users that streamed content from The Roku Channel only on non-Roku platforms are not included in this metric. The number of active accounts also does not correspond to the number of unique individuals who actively utilize our platform, or the number of devices associated with an account. For example, a single account may be used by more than one individual, such as a family, and one account may be used on multiple devices. We believe that the number of active accounts is a relevant measure to gauge the size of our user base.

Hours Streamed

We define hours streamed as the aggregate amount of time our streaming devices stream content on our platform in a given period. Streaming hours on non-Roku platforms are not included in this metric. We report hours streamed on a calendar basis. We believe the number of streaming hours on our platform is an effective measure of user engagement and that the growth in the number of hours of content streamed across our platform reflects our success in addressing the growing user demand for TV streaming. Additionally, we believe increasing user engagement on our streaming platform increases our gross profit because we earn platform revenue from advertising as well as from revenue shares from subscription and transactional video on-demand. However, our revenue from content providers are not tied to the hours streamed on their streaming channels, and the number of hours streamed does not correlate to revenue earned from such content providers or ARPU on a period-by-period basis. Moreover, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player then the particular streaming channel may auto-play subsequent content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes.

Average Revenue per User

We measure platform monetization progress with ARPU. We define ARPU as our platform revenue for the trailing four quarters divided by the average of the number of active accounts at the end of the current period and the end of the corresponding period in the prior year. ARPU measures the rate at which we are monetizing our active account base and the progress of our platform business. Our average revenue per user was $19.06 for the three months ended March 31, 2019 as compared to $15.07 for the three months ended March 31, 2018, representing a 27% growth.

Components of Results of Operations

Revenue

Platform Revenue

We generate platform revenue from advertising sales, subscription and transaction revenue share, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. Our first-party video ad inventory includes native display ads on our home screen and screen saver, as well as ad inventory we obtain through our content publisher agreements. To satisfy existing demand, we can sell video advertising that we purchase from content publishers to supplement our first-party video ad inventory, and to a lesser extent, third-party video advertising on a revenue share basis from content publishers. Revenue generated from non-Roku platforms is included in platform revenue. We generate most of our platform revenue in the United States.

Player Revenue

We generate player revenue primarily from the sale of streaming players through consumer retail distribution channels, including major brick and mortar retailers, such as Best Buy and Walmart, and online retailers, primarily Amazon. We generate most of our player revenue in the United States. In our international markets, we sell our players through wholesale distributors which, in turn, sell to retailers. We currently distribute our players in Canada, the United Kingdom, France, the Republic of Ireland, Mexico and several other Latin American countries. We introduced wireless speakers in 2018 that work with Roku TV and enhance user experience.

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue consists of advertising inventory acquisition costs, payment processing fees, third-party cloud service fees, content licensing fees and allocated personnel-related costs, including salaries, benefits and stock-based compensation for Roku personnel who support platform services.

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

Operating Expenses

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions and stock-based compensation expense for our employees engaged in sales and sales support, data science and analytics, business development, product management, marketing, communications, and partner and customer support functions. Sales and marketing expenses also include costs for marketing and public relations, channel merchandising, distribution fees, including point of purchase and in-store displays, trade shows and other events, professional services, and allocated facilities and other overhead. We expect our sales and marketing expenses to increase as we continue to grow our business.

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

Other Income (Expense), Net

Our other income (expense), net, for the three months ended March 31, 2019, consists of interest income on short-term investments and foreign currency re-measurement and transaction gains and losses. The other income (expense), net, for the three months ended March 31, 2018 consisted of foreign currency re-measurement and transaction gains and losses.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue.

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Revenue:
Platform	65%	55%
Player	35%	45%
Total net revenue	100%	100%
Cost of Revenue:
Platform	20%	16%
Player	32%	38%
Total cost of revenue	52%	54%
Gross Profit:
Platform	45%	39%
Player	3%	7%
Total gross profit	48%	46%
Operating Expenses:
Research and development	27%	25%
Sales and marketing	16%	15%
General and administrative	11%	11%
Total operating expenses	54%	51%
Loss from Operations	(6)%	(5)%
Other Income, Net:
Interest expense	—%	—%
Other income, net	—%	—%
Total other income, net	—%	—%
Loss before income taxes	(6)%	(5)%
Net loss attributable to common stockholders	(6)%	(5)%

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

Net Revenue

	Three Months Ended
	March 31, 2019	March 31, 2018	Change $	Change %
(in thousands, except percentages)
Platform	$134,153	$75,077	$59,076	79%
Player	72,509	61,499	11,010	18%
Total Net Revenue	$206,662	$136,576	$70,086	51%

Platform

Platform revenue increased by $59.1 million, or 79%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase includes $69.4 million from higher advertising and subscription and transaction revenue shares, partially offset by a $10.2 million decrease in revenue from licensing arrangements. The decrease in revenue from licensing arrangements was mainly driven by the delivery of intellectual property to a licensing partner during the first quarter of 2018 which did not reoccur in 2019.

Player

Player revenue increased by $11.0 million, or 18%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, the volume of players sold increased 21% as compared to the three months ended March 31, 2018 offset by a 4% decrease in the average selling price. Revenue generated from the sale of audio products launched in 2018 is included in player revenue and is not significant.

Cost of Revenue

	Three Months Ended
	March 31, 2019	March 31, 2018	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$40,364	$21,666	$18,698	86%
Player	65,407	51,798	13,609	26%
Total Cost of Revenue	$105,771	$73,464	$32,307	44%
Gross profit:
Platform	$93,789	$53,411	$40,378	76%
Player	7,102	9,701	(2,599)	(27)%
Total Gross Profit	$100,891	$63,112	$37,779	60%

Platform

Cost of platform revenue increased by $18.7 million, or 86%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase is a result of higher advertising inventory acquisition costs, ad serving costs, content licensing fees and credit card processing fees totaling $18.8 million.

Gross profit on platform revenue increased by $40.4 million, or 76%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily driven by strong growth in advertising demand.

Player

Cost of player revenue increased by $13.6 million, or 26%, during the three months ended March 31, 2019 as compared to the   three months ended March 31, 2018. The increase in cost of player revenue was primarily the result of the increased volume of players sold, comprised of approximately $9.7 million in manufacturing related costs, $2.0 million in freight costs and $1.9 million in other costs including royalty and overhead allocations.

Gross profit on player sales decreased by $2.6 million, or 27%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in average selling price combined with higher manufacturing costs.

Operating Expenses

	Three Months Ended
	March 31, 2019	March 31, 2018	Change $	Change %
(in thousands, except percentages)
Research and development	$55,738	$34,126	$21,612	63%
Sales and marketing	33,807	20,318	13,489	66%
General and administrative	22,086	15,570	6,516	42%
Total Operating Expenses	$111,631	$70,014	$41,617	59%

Research and Development

Research and development expenses increased by $21.6 million, or 63%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to higher personnel-related costs of $17.1 million as a result of increased engineering headcount, higher facilities costs of $1.8 million and higher platform and product development costs of $2.7 million that includes expenses such as consulting and outside services, travel and equipment partially offset by allocation of overheads to player and platform costs.

Sales and Marketing

Sales and marketing expenses increased by $13.5 million, or 66%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to higher personnel-related costs of $9.2 million related to increased headcount to support our growth in platform revenue mainly in advertising and content distribution and an increase in other expenses of $4.3 million that includes facilities costs, marketing costs, consulting services and travel.

General and Administrative

General and administrative expenses increased by $6.5 million, or 42%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to higher personnel-related costs of $5.4 million as a result of increased headcount in general and administrative functions and an increase in consulting and professional service fees of $1.2 million related to increased accounting and legal services.

Other Income, Net

	Three Months Ended
	March 31, 2019	March 31, 2018	Change $	Change %
(in thousands, except percentages)
Interest expense	$(98)	$(51)	$(47)	92%
Other income, net	967	448	519	116%
Total Other Income, Net	$869	$397	$472	119%

Other income, net, increased by $0.5 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to an increase in interest income from short-term investments.

Income Tax (Benefit) Expense

	Three Months Ended
	March 31, 2019	March 31, 2018	Change $	Change %
(in thousands, except percentages)
Income Tax (Benefit) Expense	$(139)	$129	$(268)	(208)%

Income tax expense is comprised of foreign income taxes and state minimum income taxes in the United States.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $263.9 million. Our primary source of liquidity is cash generated through operating and financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. We entered into lease agreements for new corporate headquarters, and we expect to incur material expenses in 2019 and future years. We may also contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position. However, we believe that our existing cash balances and cash flow from operations, together with amounts available under our Credit Agreement and Revolving Credit Facility, will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of March 31, 2019, approximately 1% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

At-the-Market Offering

On March 12, 2019, we entered into the Equity Distribution agreement, with Citigroup Global Markets Inc. as our sales agent, pursuant to which we could issue and sell from time-to-time shares of Class A common stock for aggregate gross proceeds of up to $100.0 million. In March 2019, we sold approximately 1.4 million shares of Class A common stock at an average selling price of

$72.00 per share for aggregate gross proceeds of $100.0 million and incurred issuance costs of $2.0 million. As of March 31, 2019, we had sold all available shares of Class A common stock under the Equity Distribution Agreement.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Original Closing Date”), we entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”). On May 3, 2019, (the “Closing Date”), the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). The Amendment increased the level of new term loan commitments and new revolving commitments under the Credit Agreement by an aggregate amount of $50.0 million.

The Credit Agreement now provides for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility, subject to the satisfaction of certain financial and other conditions, in the amount of up to (v) $50.0 million, plus (w) 1.0x of our consolidated EBITDA for the most recently completed four fiscal quarter period, plus (x) an additional amount at our discretion, so long as, on a pro forma basis at the time of incurrence, our secured leverage ratio does not exceed 1.50 to 1.00, plus (y) voluntary prepayments of the Revolving Credit Facility and Term Loan A Facility to the extent accompanied by concurrent reductions to the applicable Credit Facility, plus (z) for up to 90 days after the Original Closing Date, $25.0 million (together with the Revolving Credit Facility and the Term Loan A Facility, collectively, the “Credit Facility”). Borrowings under the Term Loan A Facility may be made by us up to nine months immediately following the Original Closing Date (the “Term Loan A Availability Period”). Each lender’s obligation to fund future loans or issue future letters of credit under the Credit Facility is subject to the satisfaction of certain conditions set forth in the Credit Agreement.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, limitations on restrictive agreements, fundamental changes and business activities, investments, mergers, dispositions, transactions with affiliates, prepayment of other indebtedness and dividends and other distributions. The Credit Agreement also contains a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.00 to 1.00, tested as of the last day of any fiscal quarter.

As of March 31, 2019, we were in compliance with all the covenants of the Credit Agreement and there were no outstanding borrowings.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(10,704)	$(14,637)
Cash flows provided by (used in) investing activities	9,874	(3,407)
Cash flows provided by financing activities	108,116	1,544

Operating Activities

Our operating activities used cash of $10.7 million for the three months ended March 31, 2019. Our net loss of $9.7 million for the three months ended March 31, 2019 was adjusted by non-cash charges of $21.1 million comprising mainly of $2.8 million of depreciation and amortization primarily on property, plant and equipment, $17.9 million of stock-based compensation, and $0.3 million of non-cash interest expense. The changes in our operating assets and liabilities used cash of $22.0 million comprised of outflows of $8.1 million from an increase in prepaid and other current assets due to an increase in prepaid furniture deposits for our new headquarters, $18.6 million from a decrease in accounts payable and accrued liabilities due to the timing of payments, $7.8 million from a decrease in deferred revenue, and $2.5 million from an increase in operating lease liabilities. These outflows were partially offset by cash inflows of $8.7 million from a decrease in accounts receivable as a result of collections from higher revenue recorded in the last quarter of 2018, $3.4 million from an increase in operating lease right-of-use assets, $2.2 million from a decrease in inventory balances, and $0.7 from a decrease in other non-current assets.

Our operating activities used cash of $14.6 million for three months ended March 31, 2018. Our net loss of $6.6 million for the three months ended March 31, 2018 was adjusted by non-cash charges of $6.4 million comprised mainly of $1.7 million of depreciation and amortization, $4.4 million of stock-based compensation and $0.2 million of provision related to doubtful accounts. The changes in our operating assets and liabilities used cash of $14.4 million comprised of outflows of $5.4 million from an increase in inventory balances from increasing inventory levels from its low point at the end of the holiday season, $11.6 million from an increase in prepaid and other current assets due to an increase in receivables from employee option exercises at the end of three months ended March 31, 2018, $18.5 million from a decrease in accounts payable and accrued liabilities due to the timing of payments, and $7.5 million from a decrease in deferred revenue. These outflows were offset by cash inflows of $27.0 million from a decrease in accounts receivable as a result of collections from higher revenue recorded in the last quarter of 2017 and $2.1 million from decrease in deferred cost of revenue.

Investing Activities

Our investing activities for the three months ended March 31, 2019 included cash inflow of $27.3 million received from the sales/maturities of short-term investments, partially offset by $5.1 million for the purchase of property and equipment, expenditures on leasehold improvements related to expanding our facilities and other capital investments, and $12.4 million for the purchase of short-term investments.

Our investing activities for the three months ended March 31, 2018 included cash outflow of $3.4 million for the purchase of property and equipment, expenditures on leasehold improvements related to expanding our facilities and other capital investments.

Financing Activities

Our financing activities provided cash of $108.1 million for the three months ended March 31, 2019. The cash was received mainly from net proceeds from the issuance of common stock through our at-the-market program amounting to $98.0 million, net of offering costs and the exercise of employee stock options of $10.1 million.

Our financing activities provided cash of $1.5 million for the three months ended March 31, 2018. The cash was received from the exercise of stock options during the quarter. The increase in the number of stock options exercised in the three months ended March 31, 2018 was due to the expiry of our six-month lock-up period following our initial public offering.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our noncancelable contractual obligations were as follows as of March 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Purchase commitments (1)	$52,360	$52,360	$—	$—	$—
Operating lease obligations (2)	105,079	13,098	28,062	20,037	43,882
Other obligations (3)	12,266	7,841	3,920	505	—
Total	$169,705	$73,299	$31,982	$20,542	$43,882

(1)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.

(2)	Represents future minimum lease payments under operating leases.
(3)	Represents commitments included in other noncancelable arrangements like content licensing, advertising buys and other platform services.

Consistent with industry practices, we acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. We currently rely on outsourced suppliers to manufacture, assemble and test our players. The outsourcing suppliers acquire components and build products based on projected demand forecasts. If there are product changes to anticipated demand for our products or in the sales mix of our products, some of the firm, noncancelable, and unconditional purchase commitments may result in our being committed to purchase excess inventory.

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

Except for the accounting policy related to our adoption of the new lease standard, and debt issuance costs, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018. Refer to Note 7 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policy resulting from our adoption of the new lease standard.

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

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2019, there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be harmed. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.  The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, filed with the SEC on March 1, 2019, except for those risks marked with an asterisk (*).

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and we have experienced net losses and negative cash flows from operations in each year since inception. As of March 31, 2019, we had an accumulated deficit of $263.6 million and for the three months ended March 31, 2019, we experienced a net loss of $9.7 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

TV streaming is highly competitive and many companies, including large technology companies, content owners and aggregators, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract and retain users and our business will be harmed.*

TV streaming is increasingly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our TV streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer consumers access to the content they love and on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We must also effectively support the most popular sources of streaming content, such as Netflix, Amazon Prime Video, Hulu and YouTube and respond rapidly to actual and anticipated market trends in the TV streaming industry.

Companies such as Amazon, Apple and Google offer TV streaming devices that compete with our streaming players and Roku TV. In addition, Google licenses its operating system software for integration into smart TVs and service provider set-top boxes and Amazon licenses its operating system software for integration into smart TVs. These companies have the financial resources to subsidize the cost of their streaming devices in order to promote their other products and services making it harder for us to acquire new users and increase hours streamed. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience on competitive products. These companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as internet advertising or website product placement, and have greater resources than us to devote to such efforts.

In addition, many TV brands, such as LG, Samsung Electronics Co., Ltd. and VIZIO, Inc., offer their own TV streaming solutions within their TVs. Other devices, such as Microsoft’s Xbox and Sony’s PlayStation game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality. Similarly, some service operators, such as Comcast and Altice, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. If consumers of TV streaming content prefer these alternative products to streaming players and Roku TVs, we may not able to achieve our expected growth in player revenue or gross profit.

In July 2018, we launched our Roku TV Wireless Speaker product line, designed specifically for use with Roku TVs. As a result, we may face additional competition from makers of TV audio speakers and soundbars, as well as makers of other TV peripheral devices. While our wireless speaker products have not generated significant revenue, if our wireless speaker products do not operate as designed, do not achieve marketplace acceptance, or do not enhance or produce the benefits to the Roku TV viewing experience as we intend, our users’ overall viewing experience may be diminished, and this may impact the overall demand for Roku TVs.

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

We also compete for video viewing hours with mobile platforms (phones and tablets), and users may prefer to view streaming content on such devices. Increased use of mobile or other platforms for video streaming could adversely impact the growth of our streaming hours, harm our competitive position and otherwise harm our business.

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

Our ability to deliver more relevant advertisements to our users and to increase our platform’s value to advertisers and content publishers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Users may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements. Content publishers may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular channels to improve the relevancy of advertisements provided to our users. Other channels available on our platform, such as Amazon Prime Video, Hulu and YouTube, are focused on increasing user engagement and time spent within their channel by allowing users to purchase additional content and streaming services within their channels. In addition, we do not currently monetize content provided on non-certified channels on our platform. If our users spend most of their time within particular channels where we have limited or no ability to place advertisements or leverage user information, or users opt out from our ability to collect data for use in providing more relevant advertisements, then we may not be able to achieve our expected growth in platform revenue or gross profit. If we are unable to further monetize our platform, our business may be harmed.

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

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed, even though the revenue received, directly or indirectly, from streaming on certain of these channels has not been significant to our overall revenue.*

Historically, a small number of content publishers have accounted for a significant portion of the content streamed across our platform and the terms and conditions of our relationships with content publishers vary. In the three months ended March 31, 2019 and the year ended December 31, 2018, Netflix and YouTube accounted for more than 50% all hours streamed in each period. However, although YouTube’s free ad-supported channel is the most viewed ad-supported channel and the second most viewed channel overall by hours streamed on our platform for the three months ended March 31, 2019 and the year ended December 31, 2018 we do not receive material revenue from it. In addition, our agreements with content publishers generally have a term of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publishers’ security requirements. If we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.

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

If we are unable to maintain an adequate supply of quality video ad inventory on our platform or effectively sell our available video ad inventory, our business may be harmed.

We may fail to attract content publishers that generate sufficient quantity or quality of ad-supported content hours on our platform and continue to grow supply of quality video ad inventory. Our business model depends on our ability to grow video ad inventory on our platform and sell it to advertisers. While The Roku Channel serves as a valuable source of video ad inventory for us to sell, we are also dependent on our ability to monetize video ad inventory that we obtain from the publishers of ad-supported channels on our platform. Our access to video ad inventory in ad-supported streaming channels on our platform varies greatly among channels, accordingly, we do not have access to all of the video ad inventory on our platform. For certain channels, including YouTube’s ad supported channel, we have no access to video ad inventory at this time, and we may not secure access in the future. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, our business may be harmed.

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

Our Roku OS is designed for performance using relatively low-cost hardware, which enables us to drive user growth with our players and Roku TVs offered at a low cost to consumers. However, our hardware must be interoperable with all channels and other offerings, technologies and systems from our content publishers, including virtual multi-channel video programming distributors such as DirectTV Now, Sling TV and YouTube TV. We have no control over these offerings, technologies and systems beyond our channel certification requirements, and if our players do not provide our users with a high-quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with our players, we may be unable to increase user growth and content hours streamed, we may be required to increase our hardware costs and our business will be harmed. We plan to continue to introduce new products regularly and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content publishers have the right to test and certify our new products before we can publish their channels on new products. These certification processes can be time consuming and introduce third party dependencies into our product release cycles. If content publishers do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, or we may not continue to offer certain channels. To continue to grow our active accounts and user engagement, we will need to prioritize development of our products to work better with new offerings, technologies and systems. If we are unable to maintain consistent operability of Roku devices that is on parity with or better than other platforms, our business could be harmed. In addition, any future changes to offerings, technologies and systems from our content publishers such as virtual service operators may impact the accessibility, speed, functionality, and other performance aspects of our products, which issues are likely to occur in the future from time to time. We may not successfully develop products that operate effectively with these offerings, technologies or systems. If it becomes more difficult for our users to access and use these offerings, technologies or systems, our business could be harmed.

Changes in consumer viewing habits could harm our business.

The manner in which consumers access streaming content is changing rapidly. As the technological infrastructure for internet access continues to improve and evolve, consumers will be presented with more opportunities to access video, music and games on-demand with interactive capabilities. Time spent on mobile devices is growing rapidly, in particular by young adults streaming video content, including popular streaming channels like Netflix and YouTube, as well as content from cable or satellite providers available live or on-demand on mobile devices. In addition, personal computers, smart TVs, DVD players, Blu-ray players, gaming consoles and cable set-top boxes allow users to access streaming entertainment content. If other streaming or technology providers are able to respond and take advantage of changes in consumer viewing habits and technologies better than us, our business could be harmed.

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

We have invested a significant amount of time to cultivate relationships with our content publishers; however, such relationships may not continue to grow or yield further financial results. We must continuously maintain existing relationships and identify and establish new relationships with content publishers to provide popular content. In order to remain competitive, we must consistently meet user demand for popular streaming channels and content; particularly as we launch new players or TVs, or enter new markets, including international markets. If we are not successful in helping our content publishers launch and maintain streaming channels that attract and retain a significant number of users on our platform or if we are not able to do so in a cost-effective manner, our business will be harmed. Our ability to successfully help content publishers maintain and expand their channel offerings on a cost-effective basis largely depends on our ability to:

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

The Roku Channel may not continue to attract a large number of users and/or generate significant advertising revenue, and our users may not purchase Premium Subscriptions.*

We operate “The Roku Channel,” which offers both ad-supported free access for users to a collection of films, television series and other content as well as “Premium Subscriptions,” which we launched in January 2019, allowing our users to pay for ad-free content from various content providers, all on one streaming channel. Although The Roku Channel was a top five channel on our platform based on the number of active accounts that accessed the channel at least once in the quarter ended March 31, 2019, other than through Premium Subscriptions, we do not receive subscriptions or other fees from users that access content on The Roku Channel. We have incurred, and will continue to incur, costs and expenses in connection with the launch, development, expansion and operation of The Roku Channel, which we monetize primarily through advertising. If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through revenue generated from advertising. In order to attract users to the ad-supported content on The Roku Channel and drive streaming of ad-supported video on The Roku Channel, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. The agreements that we enter into with these content owners have varying terms and provide us with rights to make specific content available through The Roku Channel during certain periods of time. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements with the content owners, or enter into new agreements with other content owners, in order to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If for any period of time, we are unable to enter into content license agreements on acceptable terms to access content that enables us to attract and retain users of the ad-supported content on The Roku Channel, usage of The Roku Channel may decline, and our business may be harmed. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the content we make available, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient advertising revenue to be cost effective for us to operate, regardless of our ability to sell Premium Subscriptions. In addition, we recently began distributing The Roku Channel on platforms other than our own streaming platform, and there can be no assurance that we will be successful in attracting a large number of users and/or generating significant advertising revenue through the distribution of The Roku Channel on such other streaming platforms.

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

If our users sign up for offerings and services outside of our platform or through other channels on our platform, our business may be harmed.

We earn revenue by acquiring subscribers for certain of our content publishers activated on or through our platform. If users do not use our platform for these purchases or subscriptions for any reason, and instead pay for services directly with content publishers or by other means that we do not receive attribution for, our business may be harmed. In addition, certain channels available on our platform allow users to purchase additional streaming services from within their channels. The revenue we earn from these transactions are generally not equivalent to the revenue we earn from activations on or through our platform that we receive full attribution credit for. For Premium Subscriptions, we only earn revenue for subscriptions to these services through our platform.  Accordingly, if users activate subscriptions for content or services through other channels on our platform, our business may be harmed.

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

We believe a critical component to our success and our ability to retain our best people is our culture. As we continue to grow and develop a public company infrastructure, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Moreover, the equity ownership of many of our employees could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business.

Most of our agreements with streaming channel publishers are not long term. Any disruption in the renewal of such agreements may result in the removal of certain channels from our platform and may harm our active account growth and engagement.

We enter into agreements with all our streaming channel publishers, which have varying expiration dates; typically, over one to three years. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements in order to continue providing content offerings from these streaming channel publishers on our platform. We may not be able to reach a satisfactory agreement before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from our platform. The loss of such channels from our platform for any period of time may harm our business.

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

To continue to acquire new active accounts, we must maintain and expand our retail sales channels. The majority of our players and Roku TVs are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the three months ended March 31, 2019, Amazon, Best Buy and Walmart in total accounted for 73% of our player revenue and are expected to each account for more than 10% of our player revenue in fiscal 2019. These three retailers collectively accounted for 68% and 61% of our player revenue for the years ended December 31, 2018 and 2017, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or Roku TVs or choose not to prominently display those devices in their stores or on their websites, the volume of Roku devices sold could decrease, which would harm our business. For example, in April 2018, Amazon and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon’s operating system, and such TVs will be sold by Best Buy and Amazon. Although, to date, this arrangement has not limited our TV brand partners’ ability to sell on either Amazon or at Best Buy, if our existing TV brands choose to work with other operating system developers, this may impact our Roku TV program and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Apple or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive TV streaming products and is able to market and promote these products more prominently on its website, and could refuse to offer our devices. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, would require us to increase our marketing expenditures simply to maintain our product visibility, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

We must continually develop new and improved streaming devices and other products that meet changing consumer demands. Moreover, the introduction of a new streaming device or other product is a complex task, involving significant expenditures in research and development, promotion and sales channel development. For example, in 2018, we introduced our new Roku TV Wireless Speaker, designed specifically for use with Roku TVs. Whether users will broadly adopt new products is not certain. Our future success will depend on our ability to develop new and competitively priced streaming devices and other products and add new desirable content and features to our platform. Moreover, we must introduce new streaming devices and other products in a timely and cost-effective manner, and we must secure production orders for those products from our contract manufacturers. The development of new products is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new products depends on a number of factors, including the following:

•	the accuracy of our forecasts for market requirements beyond near term visibility;
•	our ability to anticipate and react to new technologies and evolving consumer trends;
•	our development, licensing or acquisition of new technologies;
•	our timely completion of new designs and development;
•	the ability of our contract manufacturers to cost-effectively manufacture our new products;
•	the availability of materials and key components used in manufacturing; and
•	our ability to attract and retain world-class research and development personnel.

If any of these or other factors becomes problematic, we may not be able to develop and introduce new products in a timely or cost-effective manner, and our business may be harmed.

We do not have manufacturing capabilities and primarily depend upon few contract manufacturers, and our operations could be disrupted if we encounter problems with the contract manufacturers.*

We do not have any internal manufacturing capabilities and primarily rely upon one contract manufacturer, Foxconn Industrial Internet Co. Ltd., or Foxconn, to build our players. We similarly rely on one contract manufacturer, Tonly Electronics Holdings Ltd., or Tonly, to manufacture our wireless speakers. Our contract manufacturers may be vulnerable to capacity constraints, increases in U.S. tariffs on imports of our players or Chinese tariffs on U.S. parts or components for finished players that are assembled in China, and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce a new player or other product or feature, is limited. In addition, we have limited control over Foxconn’s or Tonly’s quality systems and controls, and therefore must rely on them to manufacture our players and other products to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our players and other products and ultimately our brand. Furthermore, any adverse change in our contract manufacturers’ financial or business condition could disrupt our ability to supply our players or other products to our retailers and distributors.

Our contracts with our contract manufacturers generally do not obligate them to supply our players or other products in any specific quantity or at any specific price. In the event our contracts manufacturers are unable to fulfill our production requirements in a timely manner, their costs increase because of U.S. or Chinese tariffs, or decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at one of our contract manufacturers would require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue. In addition, the Foxconn and Tonly facilities are located in the People’s Republic of China and may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions. Furthermore, any manufacturing issues affecting the quality of our products, including wireless speakers and players, could harm our business.

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

Certain of our Roku TV brand partners do not have manufacturing capabilities and primarily depend upon contract manufacturers, and the supply of Roku TVs to the market could be disrupted if they encounter problems with their contract manufacturers or suppliers.*

Certain of our Roku TV brand partners do not have internal manufacturing capabilities and primarily rely upon contract manufacturers to build the Roku TVs that they sell to retailers. Their contract manufacturers may be vulnerable to capacity constraints and reduced component availability, increases in U.S. tariffs on imports of Roku TVs, or Chinese tariffs on U.S. parts or components for Roku TVs that are assembled in China, and their control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply may be limited. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of their Roku TVs. A significant interruption in the supply of Roku TVs to retailers and distributors could, in turn, reduce our user growth.

Furthermore, any manufacturing issues affecting the quality of our Roku TV brand partners’ Roku TVs, could harm our brand and our business.

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, including the North American Free Trade Agreement (“NAFTA”). On November 30, 2018 the United States, Mexico, and Canada signed a replacement trade deal for NAFTA, known as the United States-Mexico-Canada Agreement (“USMCA”), which still needs to be ratified by the respective government of each of the three countries. The USMCA could undergo changes that lead to further modifications of certain USMCA provisions before being passed into law. Furthermore, the current administration has threatened tougher trade terms with China and other countries, leading to the imposition of substantially higher U.S. Section 301 tariffs on $250 billion of imports from China so far. In response, China has imposed higher Chinese tariffs on a large amount of U.S. exports to China, which could affect the prices of U.S. origin parts or components of our products assembled in China. In addition, on May 6, the administration has threatened to sharply increase the existing Section 301 tariffs on $200 billion of imports from China and has started the process for imposing Section 301 tariffs on the remaining $325 billion of imports from China. At this time, it is unknown whether and to what extent new USMCA legislation will be passed into law, whether or how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs imposed, or new regulatory proposals will be adopted, whether international trade agreements will be negotiated or existing free trade agreements re-negotiated, or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our players incorporate key components from sole source suppliers and if our contract manufacturer is unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, we will not be able to deliver our players to our retailers and distributors.*

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole source suppliers could be constrained by fabrication capacity issues or material supply issues, Chinese tariffs on U.S. parts or components for finished players that are used in final assembly of their components in China, stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available. Switching from a sole source supplier would require that we redesign our players to accommodate new components and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission (“FCC”), which would be costly and time-consuming.

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

In addition, due to the continued growth in our headcount, we have recently entered into lease agreements for a new corporate headquarters, and we expect to start to incurring material expenses beginning this year.

If we fail to manage our growth effectively, we may not be able to execute our business strategies and our business will be harmed.

We may be unable to successfully expand our international operations and our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.*

We currently generate the vast majority of our revenue in the United States and have limited experience marketing, selling, licensing and supporting our devices and monetizing our platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our devices and streaming platform.

In the course of expanding our international operations and operating overseas, in addition to the risks we face in the U.S., we will be subject to a variety of risks that could adversely affect our business, including:

•

differing regulatory requirements, including country-specific data privacy and security laws and regulations, consumer protection laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties on cross-border movements of goods or data flows, or other trade restrictions;

•

compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

•	slower adoption and acceptance of streaming products in other countries;
•	competition with existing local traditional pay TV services and products;
•	greater difficulty supporting and localizing our players and streaming platform, including delivering support and training documentation in languages other than English;
•	our ability to deliver or provide access to popular streaming channels to users in certain international markets;
•

different or unique competitive pressures as a result of, among other things, the presence of local consumer electronics companies and the greater availability of free content on over-the-air channels in certain countries;

•

challenges inherent in efficiently staffing and managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits and compliance programs;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	differing legal and court systems, including limited or unfavorable intellectual property protection;
•	international political or social unrest or economic instability;
•	availability of reliable broadband connectivity and wide area networks in areas targeted for expansion;
•	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations could impact our judgment in determining our tax provision and effective tax rate;
•	fluctuations in currency exchange rates could impact our revenue and expenses of our international operations and expose us to foreign currency exchange rate risk;
•	restrictions on the repatriation of earnings; and

•	working capital constraints.

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

Significant disruptions of our information technology systems or data security incidents could harm our reputation and our business and subject us to liability.*

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate and other information, including intellectual property, proprietary business information, user information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. Our ability to maintain the confidentiality, integrity and availability of personal information in our possession or control create potential legal liability, both from regulators as well as from affected consumers, and also impacts the attractiveness of our subscription service to existing and potential members. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits and stores our users’ personal and credit card information, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or to confidential information that moves across our platform. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive or personal information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems likely experience directed attacks on at least a periodic basis that are intended to interrupt our operations, interrupt our customers’ ability to access our services, extract money from our company, and/or obtain our data (including without limitation customer or employee personal information or proprietary information). Although we have implemented certain systems, processes, and safeguards intended to thwart attackers and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or services in the future. Additionally, we cannot directly control the security of the computer systems of our third-party vendors or business partners or actions of their personnel, and therefore may be vulnerable to attacks through those or similar third-party relationships.

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

To the extent that the number of internet users continues to increase, network congestion could adversely affect the reliability of our platform. We may also face increased costs of doing business if network operators engage in discriminatory practices with respect to streamed video content in an effort to monetize access to their networks by data providers. In the past, internet service providers have attempted to implement usage-based pricing, bandwidth caps and traffic “shaping” or throttling. To the extent network operators were to create tiers of internet access service and either charge us for access to these tiers or prohibit our content offerings from being available on some or all of these tiers, our quality of service could decline, our operating expenses could increase and our ability to attract and retain customers could be impaired, each of which would harm our business.

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

We have filed and will in the future file patent applications on inventions that we deem to be innovative. There is no guarantee that our patent applications will issue as granted patents, that the scope of the protection gained will be sufficient or that an issued patent may subsequently be deemed invalid or unenforceable. Patent laws, and scope of coverage afforded by them, have recently been subject to significant changes, such as the change to “first-to-file” from “first-to-invent” resulting from the Leahy-Smith America Invents Act. This change in the determination of inventorship may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions, which may favor larger competitors that have the resources to file more patent applications. Another change to the patent laws may incentivize third parties to challenge any issued patent in the United States Patent and Trademark Office (“USPTO”), as opposed to having to bring such an action in U.S. federal court. Any invalidation of a patent claim could have a significant impact on our ability to protect the innovations contained within our devices and platform and could harm our business.

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

Various federal, state, and foreign laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our users. The regulatory environment for the collection and use of consumer data by device manufacturers, online service providers, content distributors, advertisers and publishers is very unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission (“FTC”) state attorneys general, and the European Commission, have increasingly scrutinized privacy issues with respect to devices that link personal identities or user and device data, with data collected through the internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering regulations that could significantly restrict industry participants’ ability to collect, use and share personal information and pseudonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, we have been subject to the EU General Data Protection Regulation (“GDPR”) since May 2018. The GDPR includes detailed requirements related to the collection, storage and use of data related to people resident in the EU and places new data protection obligations and restrictions on organizations and may requires us to make further change our policies and procedures in the future beyond what we have already done. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, the United Kingdom government has initiated a process to leave the European Union, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. We made changes to our data protection compliance program to prepare for the GDPR and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be harmed. Other countries have also proposed or passed legislation with data usage limitations similar to that of the GDPR. In addition, the California Consumer Privacy Act (“CCPA”) goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data. The CCPA was recently amended, and it is possible that it will be amended again before it goes into effect. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We are continuing to assess the impact of the CCPA and proposed amendments to the law on our business.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, we recently adopted Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. We applied the new revenue standard to all contracts that were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could harm our business.

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

Our use of data to deliver relevant advertising and other services on our platform places us and our content publishers at risk for claims under various unsettled laws, including the Video Privacy Protection Act (“VPPA”). Some of our content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on our platform in connection with advertising provided by unrelated third parties. The Federal Trade Commission has also revised its rules implementing the Children’s Online Privacy Protection Act (“COPPA Rules”) broadening the applicability of the COPPA Rules, including the types of information that are subject to these regulations, and could limit the information that we or our content publishers and advertisers may collect and use through certain content publishers, the content of advertisements and in relation to certain channel partner content. The CCPA also imposes certain opt in and opt out requirements for certain information about minors. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, or similar laws.

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

It imposes additional obligations on companies that process certain information about California residents. Compliance with these laws and regulations can be costly, could delay or impede the development of new products, and may cause reputational harm.

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

As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (“the DMCA”) is intended, in part, to limit the liability of eligible service providers for caching, hosting or linking to, user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. However, the DMCA and similar statutes and doctrines that we may rely on in the future is subject to uncertain judicial interpretation and regulatory and legislative amendments. Moreover, the DMCA only provides protection primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections or if a court were to disagree with our application of those rules to our business, we could incur liability and our business could be harmed. If we become liable for these types of claims as a result of the content that is streamed over our platform, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.

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

We need to maintain operational and financial systems that can support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability or failure to do so could adversely affect our billing services and financial reporting.

We have increasingly complex business arrangements with our content publishers and licensees, and the rules that govern revenue and expense recognition in our business are increasingly complex. To manage the expected growth of our operations and increasing complexity, we must maintain operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. An inability to do so will negatively affect our billing services and financial reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our users, content publishers or licensees; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.

If we fail to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be adversely affected.*

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm also attests to the effectiveness of our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, are unable to continue to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock could be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

We have a credit facility that provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*

We entered into a credit agreement among us, as borrower, the lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., or the Agent providing for a (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million, or the Revolving Credit Facility, (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million, the Term Loan A Facility and (iii) an uncommitted incremental facility subject to certain conditions, collectively, the Credit Agreement. The Credit Agreement contains a number of affirmative and negative covenants, which may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. The Credit Agreement also contains a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.00 to 1.00, tested as of the last day of any fiscal quarter on the basis of the prior period of our four consecutive fiscal quarters. Pursuant to the Credit Agreement, we granted the Agent a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Senior Secured Term Loan A and Revolving Credit Facilities.”

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

For example, the TCJA was enacted on December 22, 2017 and significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our financial position and result of operations.

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new devices and enhance our platform, maintain adequate levels of inventory to support our retail partners’ demand requirements, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. We entered into lease agreements for a corporate headquarters, and we will start to incur material expenses beginning this year.

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

The trading price of our Class A common stock has been, and may continue to be, volatile, and the value of our Class A common stock may decline.*

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including:

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

Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, elections, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. All of our outstanding shares are eligible for sale in the public market, other than shares and options exercisable held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. In addition, we have reserved shares for future issuance under our equity incentive plan. Our employees, other service providers, and directors are subject to our quarterly trading window, which generally opens at the start of the second full trading day after the public dissemination of our annual or quarterly financial results and closes (i) with respect to the first, second and third quarter of each year, at the end of the fifteenth day of the last month of the such quarter and (ii) with respect to the fourth quarter of each year, at the end of the trading day on the Wednesday before Thanksgiving. These employees, service providers and directors may also sell shares during a closed window periods pursuant to trading plans that comply with the requirements of Rule 10b5-1(c)(1) under the Exchange Act. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In December 2018, the Delaware Chancery Court issued an opinion invalidating such provision which we plan to appeal. Until a final resolution is reached on this matter, we will not attempt to enforce this provision of our certificate of incorporation. As a result, we may incur additional costs associated with resolving disputes that would otherwise be restricted by that provision in other jurisdictions, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Use of Proceeds from our Initial Public Offering of Class A Common Stock

On September 27, 2017, our registration statement on Form S-1 (No. 333-220318) was declared effective by the SEC for our initial public offering, or IPO, of Class A common stock. On October 2, 2017, we closed our IPO, in which we issued and sold 10.4 million shares of our Class A common stock at a public offering price of $14.00 per share, for net proceeds of approximately $130.8 million, after deducting underwriting discounts and commissions of $10.1 million and offering expenses of approximately $4.0 million paid by the Company. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-220318), which was declared effective by the SEC on September 27, 2018. Following the sale of the shares in connection with the closings of the IPO, the offering terminated.

As of March 31, 2019, we have applied all of the proceeds from our IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1	333-220318	3.4	09/01/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1	09/18/2017
10.1	Credit Agreement, dated as of February 19, 2019, by and among Roku, Inc., Morgan Stanley Senior Funding, Inc., as lender, issuing bank, administrative agent and collateral agent, and the other issuing banks and lenders party thereto from time to time.	10-K	001-38211	10.32	3/01/2019
10.2	Equity Distribution Agreement, dated March 12, 2019, by and between Roku, Inc. and Citigroup Global Markets Inc.	8-K	001-38211	1.1	3/12/2019
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

** These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Roku, Inc. under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Roku, Inc.

Date: May 10, 2019	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)