Form 10-Q
period 2019-06-30
ROKU, INC
filed 2019-08-09
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 85,421,696 of Class A common stock, $0.0001 par value per share, and 30,812,380 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$375,509	$155,564
Short-term investments	10,987	42,146
Restricted cash	868	—
Accounts receivable, net of allowances	204,037	183,078
Inventories	39,443	35,585
Prepaid expenses and other current assets	19,063	15,374
Deferred cost of revenue, current	44	1,188
Total current assets	649,951	432,935
Property and equipment, net	48,402	25,264
Operating lease right-of-use assets	115,961	—
Intangible assets, net	1,200	1,477
Goodwill	1,382	1,382
Other non-current assets	3,929	3,939
Total Assets	$820,825	$464,997
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$201,732	$148,562
Deferred revenue, current	36,536	45,442
Total current liabilities	238,268	194,004
Deferred revenue, non-current	13,889	19,594
Operating lease liability, non-current	105,513	—
Other long-term liabilities	2,473	6,748
Total Liabilities	360,143	220,346
Stockholders’ Equity:
Common stock, $0.0001 par value	12	11
Additional paid-in capital	733,627	498,553
Accumulated other comprehensive income (loss)	4	(17)
Accumulated deficit	(272,961)	(253,896)
Total stockholders’ equity	460,682	244,651
Total Liabilities and Stockholders’ Equity	$820,825	$464,997

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Revenue:
Platform	$167,682	$90,341	$301,835	$165,418
Player	82,419	66,469	154,928	127,968
Total net revenue	250,101	156,810	456,763	293,386
Cost of Revenue:
Platform	57,980	27,328	98,344	48,994
Player	77,912	51,730	143,319	103,528
Total cost of revenue	135,892	79,058	241,663	152,522
Gross Profit:
Platform	109,702	63,013	203,491	116,424
Player	4,507	14,739	11,609	24,440
Total gross profit	114,209	77,752	215,100	140,864
Operating Expenses:
Research and development	61,994	40,196	117,732	74,322
Sales and marketing	36,568	22,259	70,375	42,577
General and administrative	26,033	15,429	48,119	30,999
Total operating expenses	124,595	77,884	236,226	147,898
Loss from Operations	(10,386)	(132)	(21,126)	(7,034)
Other Income, Net:
Interest expense	(571)	(57)	(669)	(108)
Other income, net	1,240	361	2,207	809
Total other income, net	669	304	1,538	701
Income (Loss) Before Income Taxes	(9,717)	172	(19,588)	(6,333)
Income tax (benefit) expense	(384)	(354)	(523)	(225)
Net Income (Loss)	$(9,333)	$526	$(19,065)	$(6,108)
Net income (loss) per share —basic	$(0.08)	$0.01	$(0.17)	$(0.06)
Net income (loss) per share —diluted	$(0.08)	$0.00	$(0.17)	$(0.06)

Weighted-average shares used in computing net income (loss) per share —basic	114,572	102,652	112,734	101,079
Weighted-average shares used in computing net income (loss) per share —diluted	114,572	121,698	112,734	101,079

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Income (Loss)	$(9,333)	$526	$(19,065)	$(6,108)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net of tax	3	—	21	—
Comprehensive Net Income (Loss)	$(9,330)	$526	$(19,044)	$(6,108)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three and Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—March 31, 2019	113,292	$11	$625,221	$(671)	$1	$(263,628)	$360,934
Vesting of early exercised stock options	—	—	15	—	—	—	15
Issuance of common stock pursuant to equity incentive plans, net of taxes	1,867	1	9,056	—	—	—	9,057
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $1.6 million	1,000	—	81,335	—	—	—	81,335
Stock-based compensation expense	—	—	18,671	—	—	—	18,671
Unrealized gain on short-term investments	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(9,333)	(9,333)
Balance—June 30, 2019	116,159	$12	$734,298	$(671)	$4	$(272,961)	$460,682

Balance—December 31, 2018	109,770	$11	$499,224	$(671)	$(17)	$(253,896)	$244,651
Vesting of early exercised stock options	—	—	32	—	—	—	32
Share repurchases	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to equity incentive plans, net of taxes	4,002	1	19,147	—	—	—	19,148
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $3.6 million	2,389	—	179,360	—	—	—	179,360
Stock-based compensation expense	—	—	36,535	—	—	—	36,535
Unrealized gain on short-term investments	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	(19,065)	(19,065)
Balance—June 30, 2019	116,159	$12	$734,298	$(671)	$4	$(272,961)	$460,682

	Three and Six Months Ended June 30, 2018

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—March 31, 2018	100,968	10	445,862	(723)	—	(251,673)	193,476
Vesting of early exercised stock options	—	—	67	—	—	—	67
Issuance of common stock pursuant to equity incentive plans, net of taxes	4,093	1	12,386	—	—	—	12,387
Stock-based compensation expense	—	—	5,309	—	—	—	5,309
Net income	—	—	—	—	—	526	526
Balance—June 30, 2018	105,061	$11	$463,624	$(723)	$—	$(251,147)	$211,765

Balance—December 31, 2017	99,157	10	436,278	(671)	—	(283,338)	152,279
Vesting of early exercised stock options	—	—	173	—	—	—	173
Issuance of common stock pursuant to equity incentive plans, net of taxes	5,763	1	17,435	(52)	—	—	17,384
Issuance of common stock pursuant to exercise of common warrants, net	141	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,738	—	—	—	9,738
Adoption of ASU 2016-16	—	—	—	—	—	(40)	(40)
Adoption of ASU 2014-09	—	—	—	—	—	38,339	38,339
Net loss	—	—	—	—	—	(6,108)	(6,108)
Balance—June 30, 2018	105,061	$11	$463,624	$(723)	$—	$(251,147)	$211,765

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(19,065)	$(6,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,677	3,606
Stock-based compensation expense	36,535	9,738
Provision for doubtful accounts	53	286
Non-cash interest expense	412	—
Loss from exit of facilities	—	385
Amortization of premiums on short-term investments	(265)	—
Changes in operating assets and liabilities:
Accounts receivable	(21,012)	9,383
Inventories	(3,858)	(6,799)
Prepaid expenses and other current assets	(5,377)	309
Operating lease right-of-use assets	7,738	—
Deferred cost of revenue	1,144	2,010
Other noncurrent assets	10	(1,333)
Accounts payable and accrued liabilities	32,255	(19,000)
Operating lease liabilities	(4,405)	—
Other long-term liabilities	(1,197)	(558)
Deferred revenue	(14,611)	(3,387)
Net cash provided by (used in) operating activities	14,034	(11,468)
Cash flows from investing activities:
Purchase of property and equipment	(23,171)	(9,013)
Purchases of short-term investments	(12,365)	—
Sales/maturities of short-term investments	43,810	—
Net cash provided by (used in) investing activities	8,274	(9,013)
Cash flows from financing activities:
Proceeds from equity issued under incentive plans	19,145	17,398
Proceeds from equity issued under at-the-market program, net of offering costs	179,360	—
Net cash provided by financing activities	198,505	17,398
Net Increase (Decrease) in cash, cash equivalents and restricted cash	220,813	(3,083)
Cash, cash equivalents and restricted cash—Beginning of period	155,564	177,250
Cash, cash equivalents and restricted cash—End of period	$376,377	$174,167
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	375,509	174,167
Restricted cash	868	—
Cash, cash equivalents and restricted cash—End of period	$376,377	$174,167
Supplemental disclosures of cash flow information:
Cash paid for interest	$960	1
Cash paid for income taxes	$636	$349
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$6,984	$1,043
Unpaid portion of at-the-market offering costs	$459	—

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

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

There have been no material changes in the Company’s significant accounting policies other than the adoption of Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842), (“ASC 842”), described below and in Note 7, and debt issuance costs, described in Note 8, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains (loss) on the Company’s short-term investments for the three and six months ended June 30, 2019. The Company did not have any short-term investments during the three and six months ended June 30, 2018. As a result, comprehensive income (loss) was equal to the net loss for the three and six months ended June 30, 2018.

Concentrations

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Customer B	*	*	10%	*
Customer C	14%	17%	13%	17%

Customers accounting for 10% or more of the Company’s accounts receivable were as follows:

	As of
	June 30, 2019	December 31, 2018
Customer D	11%	11%

* Less than 10%

Restricted Cash

Restricted cash is comprised of cash collateral for outstanding letters of credit related to operating leases of office facilities. As of June 30, 2019, the Company had restricted cash of $0.9 million. The Company did not have any restricted cash as of December 31, 2018.

Content Licensing

The Company acquires rights to video content for viewing on The Roku Channel. Consideration for these content rights can include a fixed fee and/or a share of advertising revenue. The Company capitalizes content licensing fees and records a corresponding liability when the license period has begun, the cost of the licensed content is determinable, and the content is accepted and available for streaming. The Company amortizes licensed content assets into “Cost of Revenue, Platform” over the contractual window of availability.

As of June 30, 2019, content related expenses that met these requirements were not material.

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

3. REVENUE

Revenue Recognition

The Company enters into contracts that may include various product and service offerings, which are generally capable of being distinct and are accounted for as separate performance obligations.

Revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Player Segment:

The Company sells the majority of its players through retail distribution channels in the U.S., including brick and mortar and online retailers, as well as through the Company’s website. The Company’s player revenue includes allowances for returns and sales incentives in the estimated transaction price. These estimates are based on historical experience and anticipated performance.

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

Revenue Allocated to Future Performance Obligations

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue was $105.2 million as of June 30, 2019 of which we expect to recognize approximately 81% over the next 12 months and the remainder thereafter.

In the three and six months ended June 30, 2019 the amount of platform revenue recognized from performance obligations satisfied, or partially satisfied, in prior reporting periods totaled $5.3 million.

Contract Balances

Contract balances include the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Accounts receivable, net	$204,037	$183,078
Contract assets (included in Prepaid expenses and other current assets)	2,016	753

Deferred revenue, current	36,536	45,442
Deferred revenue, non-current	13,889	19,594
Total deferred revenue	$50,425	$65,036

Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts and sales incentives. Payment terms can vary by customer and contract.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract liabilities are included in deferred revenue and reflect consideration invoiced prior to the completion of performance obligations and revenue recognition.

Contract assets increased by approximately $1.3 million during the six months ended June 30, 2019 primarily due to an increase in the growth of platform revenue combined with the timing of billing which falls into a subsequent period. Deferred revenue decreased by approximately $14.6 million during the six months ended June 30, 2019 primarily due to revenue recognized of $5.0 million pursuant to customer acceptance of a milestone, revenue recognized of $5.3 million due to an increase in the estimated transaction prices of performance obligations satisfied in previous periods, and the remaining revenue recognized primarily relates to the timing of fulfillment of performance obligations.

4. Balance sheet components

Accounts Receivable, Net of allowances—Accounts receivable, net of allowances, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Gross accounts receivable	$218,296	$204,975
Allowance for sales returns	(5,250)	(7,335)
Allowance for sales incentives	(8,583)	(13,750)
Other allowances	(426)	(812)
Total allowances	(14,259)	(21,897)
Total Accounts Receivable—net of allowances	$204,037	$183,078

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

	June 30, 2019	December 31, 2018
Beginning balance	$(7,335)	$(6,907)
Charged to revenue	(6,728)	(17,396)
Utilization of sales return reserve	8,813	16,968
Ending balance	$(5,250)	$(7,335)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

	June 30, 2019	December 31, 2018
Beginning balance	$(13,750)	$(10,442)
Charged to revenue	(16,663)	(50,958)
Utilization of sales incentive reserve	21,830	47,650
Ending balance	$(8,583)	$(13,750)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computers and equipment	$19,981	$16,056
Leasehold improvements	39,293	18,396
Website and internal-use software	6,507	6,423
Office equipment and furniture	7,645	4,069
Total property and equipment	73,426	44,944
Accumulated depreciation and amortization	(25,024)	(19,680)
Property and Equipment, net	$48,402	$25,264

Depreciation and amortization expense, for property and equipment assets, for the three months ended June 30, 2019 and 2018 was $2.7 million and $1.8 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the six months ended June 30, 2019 and 2018 was $5.4 million and $3.3 million, respectively.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable	$62,002	$56,576
Accrued royalty expense	8,294	7,939
Accrued inventory	8,392	6,008
Accrued payroll and related expenses	14,816	12,217
Accrued cost of revenue	26,191	22,830
Payments due to content publishers	47,630	32,463
Operating lease liability, current	15,946	—
Customer prepayments	5,069	3,124
Taxes and related liabilities	840	1,314
Accrued legal fees	2,845	—
Other accrued expenses	9,707	6,091
Total Accounts Payable and Accrued Liabilities	$201,732	$148,562

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Platform, current	$17,873	$28,569
Player, current	18,663	16,873
Total deferred revenue, current	36,536	45,442
Platform, non-current	7,192	12,783
Player, non-current	6,697	6,811
Total deferred revenue, non-current	13,889	19,594
Total Deferred Revenue	$50,425	$65,036

5. SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$5,989	$3	$-	$5,992	$37,168	$—	$(17)	$37,151
U.S. government securities	4,994	1	—	4,995	4,995	—	—	4,995
Total Short-Term Investments	$10,983	$4	$-	$10,987	$42,163	$—	$(17)	$42,146

Tax effects related to unrealized losses are not material for all periods presented.

The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$10,983	$10,987	$42,163	$42,146
Due in 1-3 years	—		—	—
Total Short-Term Investments	$10,983	$10,987	$42,163	$42,146

6. FAIR VALUE

We measure our financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal market or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The Company’s financial assets measured at fair value are as follows (in thousands):

	June 30, 2019			December 31, 2018
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Cash	$335,320	$335,320	$—	$147,221	$147,221	$—
Money market funds	40,189	40,189	—	8,343	8,343	—
Restricted cash	868	868	—	—	—	—
Short-term investments:
Corporate bonds and commercial paper	5,992	—	5,992	37,151	—	37,151
U.S. government securities	4,995	—	4,995	4,995	—	4,995
Total assets measured and recorded at fair value	$387,364	$376,377	$10,987	$197,710	$155,564	$42,146

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. The Company measured money market funds of $40.2 million and $8.3 million as cash equivalents as of June 30, 2019 and December 31, 2018, respectively, using Level 1 inputs.

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

The Company did not use Level 3 inputs to measure any assets or liabilities as of June 30, 2019 and December 31, 2018.

7. LEASES

The Company determines if an arrangement contains a lease at its inception. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term and leases are included in operating lease ROU assets, accrued liabilities, for the current portion of operating lease liabilities, and operating lease liabilities, non-current on our consolidated balance sheets. As the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. The Company took into consideration its credit rating and the length of the lease when calculating the incremental borrowing rate. The Company considers the options to extend or terminate the lease in determining the lease term, when it is reasonably certain to exercise one of the options. The Company combines lease and non-lease components into a single lease component for its real estate and equipment leases.

The Company has entered into operating leases primarily for office real estate. The leases have remaining lease terms ranging from one year to 11 years. Some leases include an option to extend the leases for up to seven years and some leases include an option to terminate after three and a half years from the commencement date. The depreciable life of ROU assets is limited by the expected lease term.

The Company earns sublease income from subleases for a portion of the former headquarters. The subleases expire in 2020.

The components of lease expense are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$5,830	$10,162
Sublease income	(546)	(1,126)
Net operating lease cost	$5,284	$9,036

Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,440
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$83,780

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

As of
June 30, 2019
Operating lease right-of-use assets	$115,961
Included in accounts payable and accrued liabilities:
Operating lease liability, current	15,946
Operating lease liability, non-current	105,513
Total operating lease liability	$121,459

Weighted Average Remaining Lease Term
Operating leases (in years)	9.14
Weighted Average Discount Rate
Operating leases	5.51%

Future lease payments under operating leases as of June 30, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases
2019 (remaining 6 months)	$9,753
2020	19,304
2021	21,946
2022	18,107
2023	18,448
Thereafter	97,240
Total future lease payments	184,798
Less: imputed interest	(39,960)
Less: expected tenant improvement allowance	(23,379)
Total	$121,459

As of June 30, 2019, the Company has additional operating leases, primarily corporate offices, that have not yet commenced of $153.8 million. These operating leases will commence in fiscal years 2019 and 2020 with lease terms of 6 years to 11 years.

The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2018 and reflect the application of the prior lease standard (ASC 840, Leases). These amounts were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (in thousands):

Year ending December 31,	Operating Leases
2019	$16,817
2020	29,124
2021	32,034
2022	32,844
2023	33,414
Thereafter	223,472
Less: sublease income	(3,711)
Total	$363,994

8. DEBT

The Company did not have any outstanding debt as of June 30, 2019 and December 31, 2018.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Original Closing Date”), the Company entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. On May 3, 2019, (the “Closing Date”), the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). The Amendment increased the level of new term loan commitments and new revolving commitments under the Credit Agreement by an aggregate amount of $50.0 million.

The Credit Agreement now provides for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility, subject to the satisfaction of certain financial and other conditions, in the amount of up to (v) $50.0 million, plus (w) 1.0x of the Company’s EBITDA for the most recently completed four fiscal quarter period, plus (x) an additional amount at the Company’s discretion, so long as, on a pro forma basis at the time of incurrence, the Company’s secured leverage ratio does not exceed 1.50 to 1.00, plus (y) voluntary prepayments of the Revolving Credit Facility and Term Loan A Facility to the extent accompanied by concurrent reductions to the applicable Credit Facility, plus (z) for up to 90 days after the Original Closing Date, $25.0 million (together with the Revolving Credit Facility and the Term Loan A Facility, collectively, the “Credit Facility”). Borrowings under the Term Loan A Facility may be made by the Company up to nine months immediately following the Original Closing Date (the “Term Loan A Availability Period”). Each lender’s obligation to fund future loans or issue future letters of credit under the Credit Facility is subject to the satisfaction of certain conditions set forth in the Credit Agreement. On the Closing Date, the Company terminated its Restated 2014 LSA (as defined below) with Silicon Valley Bank.

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

The Company’s obligations under the Credit Agreement are secured by substantially all of its assets. In the future, certain of its direct and indirect subsidiaries may be required to guarantee the Credit Agreement. The Company may prepay, and in circumstances is required to prepay, loans under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default. As of June 30, 2019, the Company is in compliance with all the covenants of the Credit Agreement.

The Company incurred debt issuance costs for the Credit Agreement, which are amortized over the contractual term of the agreement. Debt issuance costs are recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Line of Credit with Silicon Valley Bank

The Company first entered into a loan and security agreement (the “LSA”) with Silicon Valley Bank in July 2011. The LSA was amended and restated in subsequent periods. The amended and restated loan and security agreement (the “Restated 2014 LSA”) entered into in November 2014 provided advances under a revolving line of credit up to $30.0 million and provided for letters of credit to be issued up to $5.0 million.

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

On February 19, 2019, the Company terminated the Restated 2014 LSA agreement with Silicon Valley Bank.

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

On May 16, 2019, the Company entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, as its sales agent, pursuant to which the Company could issue and sell up to 1.0 million shares of the Company’s Class A common stock. As of June 30, 2019, the Company received gross proceeds of $82.9 million from the sale of these 1.0 million shares at an average selling price of $82.90 per share and incurred issuance costs of $1.6 million.

Preferred Stock

The Company is authorized to issue 10 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors at the time of issuance.

As of June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company has two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the initial public offering (“IPO”), including shares of common stock issued upon the conversion of the convertible preferred stock, were converted into an equivalent number of shares of Class B common stock. All common stock, stock options, and restricted stock units issued at the time of, and subsequent to, the IPO are exercised or vested into shares of Class A common stock.

The Company has reserved the following shares of common stock for future issuances (in thousands):

As of
June 30, 2019
Common stock awards granted under equity incentive plans	16,595
Common stock awards available for issuance under Employee Stock Purchase Plan	2,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	18,190
Total reserved shares of common stock	36,874

Equity Incentive Plans

The 2008 Equity Incentive Plan (the “2008 Plan”) became effective in February 2008. The 2008 Plan allowed for the grant of incentive stock options to employees and non-statutory stock options and restricted stock awards to employees, directors and consultants. Subject to certain limitations, options granted under the 2008 Plan were granted at a price per share equivalent to the fair market value on the date of grant and generally vest over four years and have a term of 10 years. Outstanding stock options granted under the 2008 Plan, prior to the Company’s IPO, are exercisable for Class B common stock. Following the Company’s IPO, no further equity awards could be made pursuant to the 2008 Plan.

The 2017 Equity Incentive Plan (the “2017 Plan”) became effective in September 2017. The 2017 Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and restricted stock awards, as well as other forms of equity compensation to employees, directors and consultants. Stock options and restricted stock units under the 2017 Plan are generally expensed over four years and have a term of 10 years. Only shares of Class A common stock are issued pursuant to equity awards granted under the 2017 Plan.

Stock-Based Compensation

The Company measures the cost of awards granted under equity incentive plans based on the grant date fair value. The Company uses the straight-line method for expense recognition and recognizes forfeitures as they occur.

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of platform revenue	$59	$19	$118	$38
Cost of player revenue	246	67	489	111
Research and development	9,258	2,801	17,790	5,097
Sales and marketing	4,974	1,286	10,140	2,396
General and administrative	4,134	1,136	7,998	2,096
Total stock-based compensation	$18,671	$5,309	$36,535	$9,738

Stock Options

The summary of the Company’s stock option activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2018 - outstanding	16,371	$8.59		—
Granted	26	80.25	—	$28.95
Exercised	(3,625)	5.37	—	—
Forfeited and expired	(339)	8.39	—	—
Balance, June 30, 2019 - outstanding	12,433	$9.68	6.5	—	$1,005,879

Options exercisable at June 30, 2019	6,860	$5.12	5.2	—	$586,269

The intrinsic value for options exercised during the three months ended June 30, 2019 and 2018, was $135.8 million and $140.8 million, respectively, and during the six months ended June 30, 2019 and 2018 was $245.5 million and $197.0 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the exercise prices on the date of grant. As of June 30, 2019, the Company had $29.8 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.9 years.

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Dividend rate	—	—	—	—
Expected term (in years)	5.0 - 5.27	5.3 - 6.1	5.0 - 5.27	5.3 - 6.1
Risk-free interest rate	1.83 - 2.31%	2.61 - 2.88%	1.83 - 2.56%	2.32 - 2.88%
Expected volatility	36%	38 - 39%	36%	38 - 40%

Restricted Stock Units

Pursuant to the 2017 Plan, the Company grants restricted stock units to employees. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant. The summary of the Company’s restricted stock unit activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2018 - outstanding	3,686	$48.50
Awarded	1,081	57.36
Released	(381)	46.16
Forfeited	(224)	53.46
Balance, June 30, 2019 - outstanding	4,162	$50.75

The unrecognized compensation cost related to restricted stock units as of June 30, 2019 was $189.1 million, which the Company expects to recognize over 3.0 years. The intrinsic value of restricted stock units that vested during the three months ended June 30, 2019 and 2018 was $19.4 million and $0.3 million, respectively, and during the six months ended June 30, 2019 and 2018 was $30.8 million and $0.3 million, respectively, which represented the fair value of the Company’s common stock underlying the restricted stock units on their vesting date.

10. COMMITMENTS AND CONTINGENCIES

Outstanding Commitments

The Company has contracts with vendors for the manufacture of inventory and related items. The Company also has contracts with content providers and other vendors for content licensing and advertising buys in the normal course of business. As of June 30, 2019, the Company had $52.8 million purchase commitments for inventory and related items and $75.9 million for content licensing, advertising buys and other platform services.

The Company records a liability for noncancelable purchase commitments in excess of its future demand forecasts. The amounts recorded by the Company for these purchase commitments were $0.4 million and $0.1 million as of June 30, 2019 and December 31, 2018, respectively.

Content Licensing

The Company licenses certain content for users to access through The Roku Channel. The Company records an obligation for licensing of content when it enters into an agreement to obtain future titles and the cost of the content is known. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. As of June 30, 2019, the amounts recorded in “Accrued liabilities” for license purchase commitments were not material.

Letters of Credit

As of June 30, 2019 and December 31, 2018, the Company had irrevocable letters of credit outstanding in the amount of $31.3 million, related to facilities leases. The letters of credit have various expiration dates through 2030.

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

11. INCOME TAXES

Income tax benefit for the three months ended June 30, 2019 and 2018 was $0.4 million, and income tax benefit for the six months ended June 30, 2019 and 2018 was $0.5 million and $0.2 million, respectively. The income tax benefit for the three and six months ended June 30, 2019 and 2018, was primarily attributable to non-U.S. tax benefit associated with the Company's non-U.S. operation. Based on the available objective evidence during the three months ended June 30, 2019, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of June 30, 2019, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in the U.K., China, and Denmark.

12. RELATED-PARTY TRANSACTIONS

The Company has transactions with one of the Company’s strategic investors. With respect to this investor, the Company recorded revenue of $2.0 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $4.6 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively. The Company had accounts receivable balance of $3.1 million and $2.4 million as of June 30, 2019 and December 31, 2018, respectively, related to transaction with this investor. The Company incurred expenses of $0.6 million and $0.2 million with this investor for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The Company had a payable of $0.5 million and $1.5 million to this investor as of June 30, 2019 and December 31, 2018, respectively.

13. NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net income (loss) per share options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income (loss)	$(9,333)	$526	$(19,065)	$(6,108)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic and diluted	114,572	102,652	112,734	101,079
Net income (loss) per share, basic and diluted	$(0.08)	$0.01	$(0.17)	$(0.06)

Weighted-average shares used in computing net income (loss) per share, diluted	114,572	121,698	112,734	101,079
Net income (loss) per share, diluted	$(0.08)	$0.00	$(0.17)	$(0.06)

Common shares that would be excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Equity awards to purchase common stock	16,595	1,062	16,595	21,485
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	45	—	45	105
Total	16,640	1,062	16,640	21,590

14. SEGMENT INFORMATION

The Company is organized into two reportable segments as follows:

Platform—Consists primarily of fees received from advertising sales, subscription and transaction revenue shares, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. The Company’s first-party video ad inventory includes native display ads on home screens and screen savers as well as ad inventory obtained through content publisher agreements. To supplement supply, the Company can re-sell video inventory purchased from content publishers and, to a lesser extent, directly sell third-party inventory on a revenue share basis.

Player—Consists primarily of net sales of streaming media players and accessories through retailers and distributors, as well as directly to customers through the Company’s website.

Customers accounting for 10% or more of segment revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Platform segment revenue
Customer D	*	*	10%	*
Customer G	*	*	*	10%

Player segment revenue
Customer A	14%	16%	16%	14%
Customer B	17%	10%	19%	14%
Customer C	40%	39%	38%	38%

*	Less than 10% of segment revenue

Substantially all of the Company’s assets were held in the United States and were attributable to the operations in the United States as of June 30, 2019 and December 31, 2018. Revenue in international markets was less than 10% for the three and six months ended June 30, 2019 and for the three months ended June 30, 2018 and was 10% for the six months ended June 30, 2018.

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

Overview

Roku pioneered streaming to the TV and we are capitalizing on this large economic opportunity as a leading TV streaming platform for users, content publishers and advertisers. Roku connects users to the streaming content they love, enables content publishers to build and monetize large audiences, and provides advertisers with unique capabilities to engage consumers. As of June 30, 2019, we had 30.5 million active accounts, an increase of 39% from June 30, 2018. In the three months ended June 30, 2019, our users streamed 9.4 billion hours an increase of 72% over hours streamed in the three months ended June 30, 2018. In the six months ended June 30, 2019, our users streamed 18.3 billion hours an increase of 73% over hours streamed in the six months ended June 30, 2018.

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

We generate platform revenue primarily from advertising, content distribution and billing services on our platform and player revenue primarily from the sale of streaming players. We generated revenue of $250.1 million and $456.8 million during the three and six months ended June 30, 2019, respectively, up by 59% and 56%, respectively, as compared to the three and six months ended June 30, 2018. During the three and six months ended June 30, 2019, we generated gross profit of $114.2 million and $215.1 million, respectively, which is up 47% and 53%, respectively, from the three and six months ended June 30, 2018.

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

Average Revenue per User

We measure platform monetization progress with ARPU. We define ARPU as our platform revenue for the trailing four quarters divided by the average of the number of active accounts at the end of the current period and the end of the corresponding period in the prior year. ARPU measures the rate at which we are monetizing our active account base and the progress of our platform business. Our average revenue per user was $21.06 at June 30, 2019 as compared to $16.60 at June 30, 2018, representing 27% growth.

Components of Results of Operations

Revenue

Platform Revenue

We generate platform revenue from advertising sales, subscription and transaction revenue shares, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. Our first-party video ad inventory includes native display ads on our home screen and screen saver as well as ad inventory we obtain through our content publisher agreements. To supplement our supply, we can re-sell video inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party inventory on a revenue share basis. To date we generate most of our platform revenue in the United States.

Player Revenue

We generate player revenue primarily from the sale of streaming players through consumer retail distribution channels, including major brick and mortar retailers, such as Best Buy and Walmart, and online retailers, primarily Amazon. We generate most of our player revenue in the United States. In our international markets, we sell our players through wholesale distributors which, in turn, re-sell to retailers. We currently distribute our players in Canada, the United Kingdom, France, the Republic of Ireland, Mexico and several other Latin American countries. We introduced wireless speakers in 2018 that work with Roku TVs to enhance the user experience.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs, including employee salaries, benefits and stock-based compensation for our engineers and other employees engaged in the development of our products including new technologies, features and functionality and fees for outsourced consulting services. In addition, research and development expenses include allocated facilities and overhead costs. We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in absolute dollars for the foreseeable future.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions and stock-based compensation expense for our employees engaged in sales and sales support, data science and analytics, business development, product management, marketing, communications, and partner and customer support functions. Sales and marketing expenses also include expenses for public relations, distribution fees, channel merchandising, including point of purchase and in-store displays, trade shows and other events, professional services, and allocated facilities and other overhead. We expect our sales and marketing expenses to increase as we continue to grow our business.

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

Other Income (Expense), Net

Our other income (expense), net, for the three and six months ended June 30, 2019, consists of interest income on short-term investments and foreign currency re-measurement and transaction gains and losses. The other income (expense), net, for the three and six months ended June 30, 2018 consisted of foreign currency re-measurement and transaction gains and losses.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Revenue:
Platform	67%	58%	66%	56%
Player	33%	42%	34%	44%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	23%	17%	22%	17%
Player	31%	33%	31%	35%
Total cost of revenue	54%	50%	53%	52%
Gross Profit:
Platform	44%	41%	45%	40%
Player	2%	9%	2%	8%
Total gross profit	46%	50%	47%	48%
Operating Expenses:
Research and development	25%	26%	26%	25%
Sales and marketing	15%	14%	15%	15%
General and administrative	10%	10%	11%	11%
Total operating expenses	50%	50%	52%	51%
Loss from Operations	(4)%	—%	(5)%	(3)%
Other Income, Net:
Interest expense	—%	—%	—%	—%
Other income, net	—%	—%	—%	—%
Total other income, net	—%	—%	—%	—%
Income (Loss) before income taxes	(4)%	—%	(5)%	(3)%
Net income (loss) attributable to common stockholders	(4)%	—%	(5)%	(3)%

Comparison of Three and Six Months Ended June 30, 2019 and June 30, 2018

Net Revenue

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change $	Change %	June 30, 2019	June 30, 2018	Change $	Change %
(in thousands, except percentages)
Platform	$167,682	$90,341	$77,341	86%	$301,835	$165,418	$136,417	82%
Player	82,419	66,469	15,950	24%	154,928	127,968	26,960	21%
Total Net Revenue	$250,101	$156,810	$93,291	59%	$456,763	$293,386	$163,377	56%

Platform

Platform revenue increased by $77.3 million, or 86%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase derives from $74.6 million of higher advertising and content distribution revenue, including subscription and transaction revenue shares, and $2.8 million from licensing arrangements.

Platform revenue increased by $136.4 million, or 82%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase derives from $144.0 million of higher advertising and content distribution revenue, including subscription and transaction revenue shares. The increase was partially offset by a $7.4 million decrease in revenue from licensing arrangements, mainly driven by the delivery of intellectual property to a licensing partner during the first quarter of 2018 that did not reoccur in 2019.

Player

Player revenue increased by $16.0 million, or 24%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, as the volume of player units sold increased 36% as compared to the three months ended June 30, 2018 offset by a 10% decrease in the average selling price of players. Revenue generated from the sale of audio products which launched in the fall of 2018 is included in player revenue and is not significant.

Player revenue increased by $27.0 million, or 21%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. During the six months ended June 30, 2019, the volume of players sold increased 29% as compared to the six months ended June 30, 2018 offset by a 9% decrease in the average selling price of players. Revenue generated from the sale of audio products which launched in the fall of 2018 is included in player revenue and is not significant.

Cost of Revenue and Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change $	Change %	June 30, 2019	June 30, 2018	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$57,980	$27,328	$30,652	112%	$98,344	$48,994	$49,350	101%
Player	77,912	51,730	26,182	51%	143,319	103,528	39,791	38%
Total Cost of Revenue	$135,892	$79,058	$56,834	72%	$241,663	$152,522	$89,141	58%
Gross profit:
Platform	$109,702	$63,013	$46,689	74%	$203,491	$116,424	$87,067	75%
Player	4,507	14,739	(10,232)	(69)%	11,609	24,440	(12,831)	(53)%
Total Gross Profit	$114,209	$77,752	$36,457	47%	$215,100	$140,864	$74,236	53%

Platform

Cost of platform revenue increased by $30.7 million, or 112%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase is a result of higher advertising inventory acquisition costs, ad serving costs, content licensing fees and credit card processing fees totaling $28.1 million and a $2.2 million increase in allocated overhead primarily in advertising and platform support.

Cost of platform revenue increased by $49.4 million, or 101%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase is a result of higher advertising inventory acquisition costs, ad serving costs, content licensing fees and credit card processing fees totaling $47.1 million and a $2.0 million increase in allocated overhead primarily in advertising operations and content distribution operations driven by the growth of the platform business.

Gross profit on platform revenue increased by $46.7 million, or 74%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, driven by an 86% increase in platform revenue offset by a 112% increase in platform costs.

Gross profit on platform revenue increased by $87.1 million, or 75%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, driven by an 82% increase in platform revenue offset by a 101% increase in platform costs.

Player

Cost of player revenue increased by $26.2 million, or 51%, during the three months ended June 30, 2019 as compared to the  three months ended June 30, 2018. The cost of player revenue increased approximately $14.7 million due to an increase in manufacturing costs to support a higher volume of players sold. In addition, royalty expenses increased $11.5 million of which $8.9 million related to the release of accruals in the second quarter of 2018 pursuant to a potential intellectual property liability that did not materialize and $2.0 million accrued in the current quarter related to a separate intellectual property claim.

Cost of player revenue increased by $39.8 million, or 38%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The cost of player revenue increased approximately $26.0 million due to an increase in manufacturing costs to support a higher volume of players sold. In addition, royalty expenses increased $12.0 million of which $8.9 million related to the release of accruals in the second quarter of 2018 pursuant to a potential intellectual property liability that did not materialize and $2.0 million accrued in the current quarter related to a separate intellectual property claim and freight costs increased $1.7 million.

Gross profit on player sales decreased by $10.2 million, or 69%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to the royalty transactions described above. Excluding the effect of these royalty transactions, gross profit would have increased approximately $0.7 million which reflects the decrease in the average selling prices of players and increases in manufacturing costs.

Gross profit on player sales decreased by $12.8 million, or 53%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to the royalty transactions described above. Excluding the effect of these royalty transactions, gross profit would have decreased approximately $1.9 million which reflects the decrease in the average selling prices of players and increases in manufacturing and logistics costs.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change $	Change %	June 30, 2019	June 30, 2018	Change $	Change %
(in thousands, except percentages)
Research and development	$61,994	$40,196	$21,798	54%	$117,732	$74,322	$43,410	58%
Sales and marketing	36,568	22,259	14,309	64%	70,375	42,577	27,798	65%
General and administrative	26,033	15,429	10,604	69%	48,119	30,999	17,120	55%
Total Operating Expenses	$124,595	$77,884	$46,711	60%	$236,226	$147,898	$88,328	60%

Research and Development

Research and development expenses increased by $21.8 million, or 54%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to higher personnel-related costs of $17.2 million as a result of increased engineering headcount and the value of stock-based compensation, higher facilities costs of $2.3 million and higher platform and product development costs of $2.3 million that includes expenses such as consulting and outside services, travel and equipment partially offset by allocation of overheads to player and platform costs.

Research and development expenses increased by $43.4 million, or 58%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to higher personnel-related costs of $34.3 million as a result of increased engineering headcount and the value of stock-based compensation, higher facilities costs of $4.1 million and higher platform and product development costs of $5.0 million that includes expenses such as consulting and outside services, travel and equipment partially offset by allocation of overheads to player and platform costs.

Sales and Marketing

Sales and marketing expenses increased by $14.3 million, or 64%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to higher personnel-related costs of $10.1 million related to increased headcount to support our growth in platform revenue, mainly in advertising and content distribution, and the value of stock-based compensation, an increase of $1.9 million increase in marketing and distribution fees, and an increase in other expenses of $2.2 million that includes facilities costs, consulting services and travel.

Sales and marketing expenses increased by $27.8 million, or 65%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to higher personnel-related costs of $19.4 million related to increased headcount to support our growth in platform revenue, mainly in advertising and content distribution, and the value of stock-based compensation, an increase of $3.9 million increase in marketing and distribution fees, and an increase in other expenses of $4.5 million that includes facilities costs, consulting services and travel.

General and Administrative

General and administrative expenses increased by $10.6 million, or 69%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to higher personnel-related costs of $6.0 million as a result of increased headcount in general and administrative functions and the value of stock-based compensation and $5.0 million primarily related to increased legal and other outside consulting and professional service fees.

General and administrative expenses increased by $17.1 million, or 55%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to higher personnel-related costs of $11.4 million as a result of increased headcount in general and administrative functions and the value of stock-based compensation and $6.2 million primarily related to increased legal and other outside consulting and professional service fees.

Other Income, Net

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change $	Change %	June 30, 2019	June 30, 2018	Change $	Change %
(in thousands, except percentages)
Interest expense	$(571)	$(57)	$(514)	902%	$(669)	$(108)	$(561)	519%
Other income, net	1,240	361	879	243%	2,207	809	1,398	173%
Total Other Income, Net	$669	$304	$365	120%	$1,538	$701	$837	119%

Other income, net, increased by $0.4 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to an increase in interest income from short-term investments.

Other income, net, increased by $0.8 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to an increase in interest income from short-term investments.

Income Tax (Benefit)

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change $	Change %	June 30, 2019	June 30, 2018	Change $	Change %
(in thousands, except percentages)
Income Tax (Benefit)	$(384)	$(354)	$(30)	8%	$(523)	$(225)	$(298)	132%

Income tax (benefit) arises from foreign income taxes and state minimum income taxes in the United States.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $386.5 million. Our primary source of liquidity is cash generated through operating and financing activities, including sales of our securities. Our primary uses of cash include operating expenses such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. We entered into lease agreements for new corporate headquarters, as well as other office locations. We have incurred, and will continue to incur, material expenses in 2019 and expect to continue to incur material expenses in future years for facility and related building costs. We may also contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position. However, we believe that our existing cash balances and cash flow from operations, together with amounts available under our Credit Agreement and Revolving Credit Facility, will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of June 30, 2019, approximately 1% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

At-the-Market Offerings

On March 12, 2019, we entered into an Equity Distribution agreement with Citigroup Global Markets Inc., as our sales agent, pursuant to which we could issue and sell from time-to-time shares of Class A common stock for aggregate gross proceeds of up to $100.0 million. In March 2019, we sold approximately 1.4 million shares of Class A common stock at an average selling price of $72.00 per share for aggregate gross proceeds of $100.0 million and incurred issuance costs of $2.0 million. As of March 31, 2019, we had sold all available shares of Class A common stock under the Equity Distribution Agreement.

On May 16, 2019, we entered into an Equity Distribution agreement with Morgan Stanley & Co. LLC, as our sales agent, pursuant to which we could issue and sell up to 1.0 million shares of Class A common stock. As of June 30, 2019, we received gross proceeds of $82.9 million from the sales of these 1.0 million shares at an average selling price of $82.90 per share and incurred issuance costs of $1.6 million.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, limitations on restrictive agreements, fundamental changes and business activities, investments, mergers, dispositions, transactions with affiliates, prepayment of other indebtedness and dividends and other distributions. The Credit Agreement also contains a financial covenant requiring us to maintain a minimum adjusted quick ratio of at least 1.00 to 1.00, tested as of the last day of any fiscal quarter.

As of June 30, 2019, we were in compliance with all the covenants of the Credit Agreement and there were no outstanding borrowings.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$14,034	$(11,468)
Cash flows provided by (used in) investing activities	8,274	(9,013)
Cash flows provided by financing activities	198,505	17,398

Operating Activities

Our operating activities provided cash of $14.0 million for the six months ended June 30, 2019. Our net loss of $19.1 million for the six months ended June 30, 2019 was adjusted by non-cash charges of $42.4 million comprising mainly of $36.5 million of stock-based compensation and $5.7 million of depreciation and amortization primarily on property and equipment. The changes in our operating assets and liabilities used cash of $9.3 million comprised of outflows of $21.0 million from an increase in accounts receivable as a result of increased revenues, $14.6 million from a decrease in deferred revenue, $5.4 million from an increase in prepaid and other current assets due to an increase in furniture deposits for our new headquarters, $4.4 million from payments related to operating lease liabilities, and $3.9 million from an increase in inventory balances. These outflows were partially offset by cash inflows of $32.3 million from an increase in accounts payable and accrued liabilities due to timing of payments and increased developer payables, and $7.7 million from amortization of operating lease right-of-use assets.

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

Investing Activities

Our investing activities for the six months ended June 30, 2019 included cash inflow of $43.8 million received from the sales/maturities of short-term investments, partially offset by $23.2 million for the purchase of property and equipment, expenditures on leasehold improvements related to expanding our facilities and other capital investments, and $12.4 million for the purchase of short-term investments.

Our investing activities for the six months ended June 30, 2018 included cash outflow of $9.0 million spent on purchase of property and equipment, expenditure on leasehold improvements related to expanding our facilities and other capital investments.

Financing Activities

Our financing activities provided cash of $198.5 million for the six months ended June 30, 2019. The cash was received mainly from net proceeds from the issuance of common stock through our at-the-market programs amounting to $179.4 million, net of offering costs and the exercise of employee stock options of $19.1 million.

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

Contractual Obligations

Our future minimum payments under our noncancelable contractual obligations were as follows as of June 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Purchase commitments (1)	$52,819	$52,819	—	—	—
Operating lease obligations (2)	184,798	9,753	41,250	36,555	97,240
Other obligations (3)	75,886	27,297	48,084	505	—
Total	$313,503	$89,869	$89,334	$37,060	$97,240

(1)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(2)	Represents future minimum lease payments under operating leases.
(3)	Represents commitments included in other noncancelable arrangements like content licensing, advertising buys and other platform services.

We rely on outsourced suppliers to manufacture, assemble and test our players and audio devices. Consistent with industry practices, we enter into firm, noncancelable, and unconditional purchase commitments to acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Our suppliers source components and build our products based on these demand forecasts. Changes to projected demand or in the subsequent sales mix of our products, may result in us being committed to purchase excess inventory to satisfy these commitments.

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

Except for the accounting policy related to our adoption of the new lease standard there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018. Refer to Note 7 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policy resulting from our adoption of the new lease standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Our exposure to interest rate risk primarily relates to the interest income generated by cash, cash equivalents and short-term investments held in our operating and asset management accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2019, there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and we have experienced net losses and negative cash flows from operations in each year since inception. As of June 30, 2019, we had an accumulated deficit of $273.0 million and for the six months ended June 30, 2019, we experienced a net loss of $19.1 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

TV streaming is highly competitive and many companies, including large technology companies, content owners and aggregators, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract and retain users and our business will be harmed.*

TV streaming is increasingly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our TV streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer consumers access to the content they love on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We also effectively support popular sources of streaming content, such as Amazon Prime Video, Hulu, Netflix and YouTube and respond rapidly to actual and anticipated market trends in the TV streaming industry.

Companies such as Amazon, Apple and Google offer TV streaming devices that compete with our streaming players and Roku TV. In addition, Google licenses its operating system software for integration into smart TVs and service provider set-top boxes and Amazon licenses its operating system software for integration into smart TVs. These companies have the financial resources to subsidize the cost of their streaming devices in order to promote their other products and services, which could make it harder for us to acquire new users and increase hours streamed. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience. These companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as internet advertising or website product placement, and have greater resources to devote to such efforts than we do.

In addition, many TV brands, such as LG, Samsung Electronics Co., Ltd. and VIZIO, Inc., offer their own TV streaming solutions within their TVs. Other devices, such as Microsoft’s Xbox and Sony’s PlayStation game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality. Similarly, some service operators, such as Comcast and Altice, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. If consumers of TV streaming content prefer these alternative products to our streaming players and Roku TVs, we may not able to achieve our expected growth in revenues, gross profit or ARPU.

In July 2018, we launched our Roku TV Wireless Speaker product line, designed specifically for use with Roku TVs. As a result, we may face additional competition from makers of TV audio speakers and soundbars, as well as makers of other TV peripheral devices. While our wireless speaker products have not generated significant revenue, if our wireless speaker products do not operate as designed or do not enhance the Roku TV viewing experience as we intend, our users’ overall viewing experience may be diminished, and this may impact the overall demand for Roku TVs.

We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit or the failure of our players, Roku TV and our platform to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming platform we need to continuously invest in product development, marketing, service and support and device distribution infrastructure. In addition, evolving TV standards such as 4K, 8K, HDR and unknown future developments may require further investments in the development of our players, Roku TV and our platform. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion and sales of their products or the distribution of their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our sales volume, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.

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

Our ability to deliver more relevant advertisements to our users and to increase our platform’s value to advertisers and content publishers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Users may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements. Content publishers may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular channels to improve the relevancy of advertisements provided to our users. Other channels available on our platform, such as Amazon Prime Video, Hulu and YouTube, are focused on increasing user engagement and time spent within their channel by allowing users to purchase additional content and streaming services within their channels. In addition, we do not currently monetize content provided on non-certified channels, which are not displayed in the Roku channel store and must be added manually by the user, on our platform. If our users spend most of their time within particular channels where we have limited or no ability to place advertisements or leverage user information, or users opt out from our ability to collect data for use in providing more relevant advertisements, then we may not be able to achieve our expected growth in platform revenue or gross profit. If we are unable to further monetize our platform, our business may be harmed.

To date, the majority of the hours streamed on our platform have consisted of subscription video on demand content; however, in order to materially increase the monetization of our platform through the sale of video advertising, we will need our users to stream significantly more ad-supported content. Our efforts to monetize our platform through ad-supported content is still developing and may not continue to grow as we expect. Further, while we have experienced, and expect to continue to experience, growth in our advertising revenue, our efforts to monetize our platform through the distribution of advertising video on demand content are still developing and our advertising revenue may not grow as we expect. This means of monetization will require us to continue to attract advertising dollars to our platform as well as deliver advertising video on demand content that appeals to users. Accordingly, there can be no assurance that we will be successful in monetizing our platform through the distribution of advertising-supported video.

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed, even though the revenue received, directly or indirectly, from streaming on certain of these channels has not been significant to our overall revenue.*

Historically, a small number of content publishers have accounted for a significant portion of the content streamed across our platform and the terms and conditions of our relationships with content publishers vary. In the six months ended June 30, 2019 and the year ended December 31, 2018, Netflix and YouTube accounted for more than 50% all hours streamed in each period. However, although YouTube’s free ad-supported channel is the most viewed ad-supported channel and the second most viewed channel overall by hours streamed on our platform for the six months ended June 30, 2019 and the year ended December 31, 2018, we do not receive material revenue from it. In addition, our agreements with content publishers generally have a term of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publishers’ security or other platform certification requirements. If we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.

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

If we are unable to maintain an adequate supply of quality video ad inventory on our platform or effectively sell our available video ad inventory, our business may be harmed.*

We may fail to attract content publishers that generate sufficient quantity or quality of ad-supported content hours on our platform and continue to grow supply of quality video ad inventory. Our business model depends on our ability to grow video ad inventory on our platform and sell it to advertisers. While The Roku Channel serves as a valuable source of video ad inventory for us to sell, we are also dependent on our ability to monetize video ad inventory that we obtain from the publishers of ad-supported channels on our platform. Our access to video ad inventory in ad-supported streaming channels on our platform varies greatly among channels, accordingly, we do not have access to all of the video ad inventory on our platform. For certain channels, including YouTube’s ad supported channel, we have no access to video ad inventory at this time, and we may not secure access in the future. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, our business may be harmed.

We operate in a highly competitive industry and we compete for advertising revenue with other internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our TV streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our advertising revenue by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.

Our players and Roku TVs must operate with various offerings, technologies and systems from our content publishers that we do not control. If Roku devices do not operate effectively with those offerings, technologies and systems, our business may be harmed.*

Our Roku OS is designed for performance using relatively low-cost hardware, which enables us to drive user growth with our players and Roku TVs offered at a low cost to consumers. However, this hardware must be interoperable with all channels and other offerings, technologies and systems from our content publishers, including virtual multi-channel video programming distributors such as DirectTV Now, Sling TV and YouTube TV. We have no control over these offerings, technologies and systems beyond our channel certification requirements, and if our players do not provide our users with a high-quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with our players, we may be unable to increase active account growth and user engagement, we may be required to increase our hardware costs and our business will be harmed. We plan to continue to introduce new products regularly and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content publishers have the right to test and certify our new products before we can publish their channels on new products. These certification processes can be time consuming and introduce third party dependencies into our product release cycles. If content publishers do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, or we may not continue to offer certain channels. To continue to grow our active accounts and user engagement, we will need to prioritize development of our products to work better with new offerings, technologies and systems. If we are unable to maintain consistent operability of Roku devices that is on parity with or better than other platforms, our business could be harmed. In addition, any future changes to offerings, technologies and systems from our content publishers, such as virtual service operators, may impact the accessibility, speed, functionality, and other performance aspects of our products. We may not successfully develop products that operate effectively with these offerings, technologies or systems. If it becomes more difficult for our users to access and use these offerings, technologies or systems, our business could be harmed.

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

If we fail to obtain or maintain popular content, we may fail to retain existing users and attract new users.*

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

The Roku Channel may not continue to attract a large number of users and/or generate significant advertising revenue, and our users may not purchase Premium Subscriptions.*

We operate “The Roku Channel,” which offers both ad-supported free access for users to a collection of films, television series and other content as well as “Premium Subscriptions,” which we launched in January 2019, allowing our users to pay for ad-free content from various content providers, all on one streaming channel. Although The Roku Channel was a top five channel on our platform based on the number of active accounts that accessed the channel at least once in the quarter ended June 30, 2019, other than through Premium Subscriptions, we do not receive subscriptions or other fees from users that access content on The Roku Channel. We have incurred, and will continue to incur, costs and expenses in connection with the launch, development, expansion and operation of The Roku Channel, which we monetize primarily through advertising. If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through revenue generated from advertising. In order to attract users to the ad-supported content on The Roku Channel and drive streaming of ad-supported video on The Roku Channel, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. The agreements that we enter into with these content owners have varying terms and provide us with rights to make specific content available through The Roku Channel during certain periods of time. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements with the content owners, or enter into new agreements with other content owners, in order to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If for any period of time, we are unable to enter into content license agreements on acceptable terms to access content that enables us to attract and retain users of the ad-supported content on The Roku Channel, usage of The Roku Channel may decline, and our business may be harmed. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the content we make available, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient advertising revenue to be cost effective for us to operate, regardless of our ability to sell Premium Subscriptions. In addition, we recently began distributing The Roku Channel on platforms other than our own streaming platform, and there can be no assurance that we will be successful in attracting a large number of users and/or generating significant advertising revenue through the distribution of The Roku Channel on such other streaming platforms.

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

If our users sign up for offerings and services outside of our platform or through other channels on our platform, our business may be harmed.*

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

Most of our agreements with streaming channel publishers are not long term. Any disruption in the renewal of such agreements may result in the removal of certain channels from our platform and may harm our active account growth and engagement.*

We enter into agreements with all our streaming channel publishers, which have varying expiration dates; typically, over one to three years. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements in order to continue providing content offerings from these streaming channel publishers on our platform. We may not be able to reach a satisfactory agreement before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from our platform. The loss of such channels from our platform for any period of time may harm our business.

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

Given the seasonal nature of our player sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue, due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors or disruptions in our supply or distribution chain, or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our licensees’ ability to timely deliver players and co-branded Roku TVs to retailers during the holiday season. A substantial portion of our expenses are personnel related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.

We and our TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TVs, and if we or our partners fail to maintain and expand effective retail sales channels we could experience lower player or Roku TV sales.*

To continue to acquire new active accounts, we must maintain and expand our retail sales channels. The majority of our players and Roku TVs are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the six months ended June 30, 2019 and June 30, 2018, Amazon, Best Buy and Walmart in total accounted for 73% and 66%, respectively, of our player revenue and are expected to each account for more than 10% of our player revenue in fiscal 2019. These three retailers collectively accounted for 68% and 61% of our player revenue for the years ended December 31, 2018 and 2017, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or Roku TVs or choose not to prominently display those devices in their stores or on their websites, the volume of Roku devices sold could decrease, which would harm our business. For example, in April 2018, Amazon and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon’s operating system, and such TVs will be sold by Best Buy and Amazon. Although, to date, this arrangement has not limited our TV brand partners’ ability to sell on either Amazon or at Best Buy, if our existing TV brands choose to work exclusively with other operating system developers, this may impact our Roku TV program and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Apple or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive TV streaming products and is able to market and promote these products more prominently on its website, and could refuse to offer our devices. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, would require us to increase our marketing expenditures simply to maintain our product visibility, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

We must successfully manage streaming device and other product introductions and transitions to remain competitive.

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

We do not have manufacturing capabilities and primarily depend upon a small number of contract manufacturers, and our operations could be disrupted if we encounter problems with the contract manufacturers.*

We do not have any internal manufacturing capabilities and primarily rely upon one contract manufacturer, Foxconn Industrial Internet Co. Ltd., or Foxconn, to build our players. We similarly rely on one contract manufacturer, Tonly Electronics Holdings Ltd., or Tonly, to manufacture our wireless speakers. Our contract manufacturers may be vulnerable to capacity constraints, increases in U.S. tariffs on imports of our players or Chinese tariffs on U.S. parts or components for finished players that are assembled in China, and reduced component availability, and our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce a new player or other product or feature, is limited. In addition, we have limited control over Foxconn’s or Tonly’s quality systems and controls, and therefore must rely on them to manufacture our players and other products to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our players and other products and ultimately our brand. Furthermore, any adverse change in our contract manufacturers’ financial or business condition could disrupt our ability to supply our players or other products to our retailers and distributors.

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

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, including the North American Free Trade Agreement (“NAFTA”). On November 30, 2018 the United States, Mexico, and Canada signed a replacement trade deal for NAFTA, known as the United States-Mexico-Canada Agreement (“USMCA”), which still needs to be ratified by the respective government of each of the three countries. The USMCA could undergo changes that lead to further modifications of certain USMCA provisions before being passed into law. In addition, the current U.S. Administration has threatened to withdraw from NAFTA if Congress does not move expeditiously to approve the USMCA, which could lead to higher tariffs on imports of televisions from Mexico by our licensees.  Furthermore, the current U.S. Administration has threatened tougher trade terms with China and other countries, leading to the imposition of substantially higher U.S. Section 301 tariffs on $250 billion of imports from China so far. In response, China has imposed higher Chinese tariffs on a large amount of U.S. exports to China, which could affect the prices of U.S. origin parts or components of our products assembled in China. In addition, on May 6, 2019, the administration announced the Section 301 tariffs on $200 billion of imports from China, which were originally set at 10%, would be increased to 25%, and that it was starting the notice-and-comment process for potentially imposing Section 301 tariffs on the remaining $300 billion of imports from China. While televisions were excluded from previous Section 301 duties, President Trump announced on August 1, 2019, that he plans to impose an additional tariff of 10% on the remaining $300 billion of goods and products coming from China, beginning September 1, 2019.  These tariffs could include imports of televisions and streaming players. At this time, it is unknown whether and to what extent new USMCA legislation will be passed into law; whether Section 301 tariffs will be imposed on Roku products, imported from China and, if so, how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed, or new regulatory proposals will be adopted; whether international trade agreements will be negotiated or existing free trade agreements re-negotiated, or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Also, various countries, in addition to the United States, regulate the import and export of certain technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our commercial and/or strategic partners’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, the imposition of customs duties on intangible goods such as cross-border data flows which are currently duty-free under the WTO’s temporary e-commerce moratorium, economic sanctions or related legislation, increased export and import controls stemming governmental policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or new customers in international markets. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business.

If we fail to accurately forecast our manufacturing requirements and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.

We bear supply risk under our contract manufacturing arrangements with Foxconn and Tonly. Lead times for the materials and components that our contract manufacturers orders on our behalf through different component suppliers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our players are currently lengthy, requiring our contract manufacturers to order materials and components several months in advance. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our players or build excess players, we could be required to pay for these excess components or players. In the past, we have agreed to reimburse our contract manufacturers for purchased components that were not used as a result of our decision to discontinue players or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business.

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

Our players incorporate key components from sole source suppliers and if our contract manufacturer is unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, we will not be able to deliver our players to our retailers and distributors.*

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as Chinese tariffs on U.S. parts or components for finished players that are used in final assembly of their components in China, or the risk that the strategic supplier may stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available. Switching from a sole-source supplier would require that we redesign our players to accommodate new components and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission (“FCC”), which would be costly and time-consuming.

Our reliance on sole-source suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;
•	price increases;
•	timely delivery;
•	component quality; and
•	delays in, or the inability to execute on, a supplier roadmap for components and technologies.

Any interruption in the supply of sole-source components for our players could adversely affect our ability to meet scheduled player deliveries to our retailers and distributors, result in lost sales and higher expenses and harm our business.

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

In addition, due to the continued growth in our headcount, we have entered into lease agreements for a new corporate headquarters, and we started to incur material expenses this year.

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

•	slower adoption and acceptance of streaming products and services in other countries;
•	competition with existing local traditional pay TV services and products, including those provided by incumbent pay TV service providers;
•	greater difficulty supporting and localizing our players and streaming platform, including delivering support and training documentation in languages other than English;
•	our ability to deliver or provide access to popular streaming channels to users in certain international markets;
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

If we experience higher player returns than we expect and are unable to resell such returned players as refurbished players, our business could be harmed.*

We offer customers who purchase players through our website 30 days to return such players. We also generally honor the return policies of our retail and distribution partners, who typically allow customers to return players, even with open packaging within certain time periods that may exceed 30 days. We generally resell any returned players as refurbished players. To the extent we experience a greater number of returns than we expect, are unable to resell returned players as refurbished players or are required to provide price protection in amounts greater than we expect, our business could be harmed.

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

Significant disruptions of our information technology systems or data security incidents could harm our reputation and our business and subject us to liability.*

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, user payment card information, other user information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. Our ability to maintain the confidentiality, integrity and availability of personal information in our possession or control create potential legal liability, both from regulators as well as from affected consumers, and also impacts the attractiveness of our subscription service to existing and potential members. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits and stores our users’ personal and credit card information, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or to confidential information that moves across our platform. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive or personal information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems likely experience directed attacks on at least a periodic basis that are intended to interrupt our operations, interrupt our customers’ ability to access our services, extract money from our company, and/or obtain our data (including without limitation customer or employee personal information or proprietary information). Although we have implemented certain systems, processes, and safeguards intended to thwart attackers and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or services in the future. Additionally, we cannot directly control the security of the computer systems of our third-party vendors or business partners or actions of their personnel, and therefore may be vulnerable to attacks through those or similar third-party relationships.

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

Significant disruptions of our third-party vendors’ and/or commercial partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive or personal information, which could harm our business. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our product development and our business operations.

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our customers, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. For example, in the wake of a data breach involving payment card data, we may be subject to substantial penalties and related enforcement for failure to adhere to the technical or operational security requirements of the Payment Card Industry (“PCI”) Data Security Standards (“DSS”) imposed by the PCI Council to protect cardholder data. Penalties arising from PCI DSS enforcement are inherently uncertain as penalties may be imposed by various entities within the payment card processing chain without regard to any statutory or universally mandated framework. Such enforcement could threaten our relationship with our banks, card brands we do business with, and our third-party payment processors. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other unauthorized access events that result in the unauthorized access, release or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, as well as the personal and proprietary information that we possess or control, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. Data protection laws around the world often take a principled, risk-based approach to information security and require “reasonable”, “appropriate” or “adequate” technical and organizational security measures, meaning that the interpretation and application of those laws are often uncertain and evolving, and there can be no assurance that our security measures will be deemed adequate or reasonable in all instances. In addition to potential fines, we could be subject to mandatory corrective action due to a data security incident, which could adversely affect our business operations and result in substantial costs for years to come.

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

If we fail to protect or enforce our intellectual property or proprietary rights, our business and operating results could be harmed.*

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

We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every jurisdiction in which we conduct business.

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

We and our third-party contractors collect, process, transmit and store the personal information of our users, which creates legal obligations and exposes us to potential liability.*

We collect, process, transmit and store information about our users and their device usage patterns, and rely on third-party contractors to collect, process, transmit and store personal information of our users, including our users’ credit card data. Further, we and third parties use tracking technologies, including cookies, device identifiers and related technologies, to help us manage and track our users’ interactions with our platform, devices, website and partners’ content streaming channels and deliver relevant advertising and personalized content for ourselves and on behalf of our partners on our devices.

We collect information about the interaction of users with our devices, our advertisements, and our partners’ streaming channels. To deliver relevant advertisements effectively, we must successfully leverage this data as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including consumers having the ability to refuse consent to or opt out from our collection and use of this data for advertising purposes or the ability of our advertisers to use such data to provide more relevant advertisements, restrictions imposed by advertisers, content publishers and service providers, changes in technology, and new developments in laws, regulations and industry standards. For example, European Union laws prohibit access to or storage of information on a user's device that is not "strictly necessary" to provide a user-requested service or used for the "sole purpose" of a transmission unless the user has provided unambiguous, affirmative consent, and users may choose not to provide this consent to collection of information which is used for advertising purposes. Any restrictions on our ability to collect or use data could harm our ability to grow our revenue, particularly our advertising revenue which depends on engaging the relevant recipients of advertising campaigns.

Various federal, state, and foreign laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our users. The regulatory environment for the collection and use of consumer data by device manufacturers, online service providers, content distributors, advertisers and publishers is very unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission (“FTC”) state attorneys general, and the European Commission and European data protection authorities, have increasingly scrutinized privacy issues with respect to devices that link personal identities or user and device data, with data collected through the internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering regulations that could significantly restrict industry participants’ ability to collect, use and share personal information and pseudonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, we have been subject to the EU General Data Protection Regulation (“GDPR”) since May 2018. The GDPR includes detailed requirements related to the collection, storage and use of personal data related to people resident in the EU or which is processed in the context of EU operations and places new data protection obligations and restrictions on organizations and may requires us to make further change our policies and procedures in the future beyond what we have already done. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, the United Kingdom government has initiated a process to leave the European Union, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 the GDPR, a level of uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated after Brexit. We made changes to our data protection compliance program to prepare for the GDPR and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be harmed. Other countries have also proposed or passed legislation with data usage limitations similar to that of the GDPR.

The U.S. data protection legal landscape continues to evolve, with California and Nevada having recently passed broad-based data protection legislation and with states and the federal government continuing to consider additional data protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal data. The California Consumer Privacy Act (“CCPA”) goes into effect in January 2020 and gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was recently amended, and it is possible that it will be amended again before it goes into effect.

We are continuing to assess the impact of new and proposed data protection laws and proposed amendments to existing laws on our business.

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

In addition, some countries are considering or have enacted 'data localization' laws requiring that user data regarding users in their country be maintained in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. In addition, we expect that, in addition to the business as usual costs of compliance, the evolving regulatory interpretation and enforcement of new laws such as the GDPR and CCPA and other domestic and foreign data protection laws will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

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

In January 2018, the FCC released a new order, known as the Restoring Internet Freedom Order, that repealed most of the blocking, throttling, and paid prioritization restrictions adopted in the Open Internet Order. The Restoring Internet Freedom Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from: (i) blocking access to legal content, applications, services or non-harmful devices; (ii) throttling, impairing or degrading performance based on content, applications, services or non-harmful devices; and (iii) charging more for favorable delivery of content or favoring self-provisioned content over third-party content. The Restoring Internet Freedom Order continued to require internet service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Restoring Internet Freedom Order went into effect on April 23, 2018 and the remainder went into effect on June 11, 2018. Numerous parties have filed judicial challenges to the Restoring Internet Freedom Order, and the litigation has been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. Oral arguments were heard on February 1, 2019. To the extent the courts or the agencies do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

Several states are considering network neutrality legislation or regulation as well. On September 30, 2018, California Governor Jerry Brown signed open internet legislation into law, effective January 1, 2019. The California legislation codifies portions of the FCC’s rescinded Open Internet Order. The U.S. Department of Justice filed suit on September 30, 2018 to block implementation of the California law, and the broadband service provider trade associations CTIA, the National Cable & Telecommunications Association, the United States Telecom Association and the American Cable Association, have also sued California to invalidate the state’s net neutrality law on grounds that the law is preempted by the FCC’s Restoring Internet Freedom Order, among other claims. The California Attorney General has agreed to delay implementation of the law until the litigation is resolved. Meanwhile, at least three additional states (Oregon, Vermont and Washington) have enacted net neutrality legislation, and governors in at least six other states (Hawaii, Montana, New Jersey, New York, Rhode Island and Vermont) have signed executive orders requiring service providers contracting with state agencies to adhere to network neutrality principles. The regulatory framework for network neutrality thus remains unsettled and is subject to ongoing legislative and judicial review.

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

Broadband internet providers are subject to government regulation and enforcement actions, and changes in current or future laws, regulations or enforcement actions that negatively impact our distributors or content publishers could harm our business.*

Upon the effective date of the FCC’s Restoring Internet Freedom Order, the FTC became primarily responsible for regulating broadband privacy and data security in the United States. The FTC follows an enforcement-focused approach to regulating broadband privacy and security. Future FTC enforcement actions could cause us or our content publishers to alter advertising claims or alter or eliminate certain features or functionalities of our products or services which may harm our business. At the FCC, many broadband internet providers provide traditional telecommunications services that are subject to FCC and state rate regulation of intrastate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. Changes in rate regulations or in universal service funding rules, either at the federal or state level, could affect these broadband internet providers’ revenue and capital spending plans. In addition, various international regulatory bodies have jurisdiction over non-United States broadband internet providers. The Nevada SPI Law and the CCPA also apply to broadband internet providers that do business in Nevada and California, respectively. To the extent these broadband internet providers are adversely affected by laws or regulations regarding their business, products or service offerings, our business could be harmed.

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

If government regulations or laws relating to the internet, video or other areas of our business change, we may need to alter the manner in which we conduct our business or our business could be harmed.*

We are subject to general business regulations and laws, as well as regulations and laws specific to the internet and online services, which may include laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, calling and texting, content restrictions, and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, video, telecommunications, e-commerce tariffs and consumer protection related to the internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their users and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, actions taken or not taken by providers in response to user activity or the content provided by users. Congress has also recently enacted legislation related to liability of providers of online services and may continue to legislate in this area. The recently enacted CCPA and recently amended Nevada SPI Law also apply to entities that do business in California and Nevada, respectively, and impose a number of new requirements on internet and online services. Moreover, as internet commerce and advertising continues to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely.

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

Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, and similar activities continue to proliferate, often with little harmonization between jurisdictions and little guidance. A number of existing bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use and share user information. The CCPA also imposes requirements on certain tracking activity, and we are continuing to assess the impact of the CCPA and proposed amendments to the law on our business. The European Union has already enacted laws requiring advertisers or companies like ours to, for example, obtain unambiguous, affirmative consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. If we or the third parties that we work with, such as contract payment processing services, content publishers, vendors or developers violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

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

Our actual or perceived failure to adequately protect personal data and confidential information could harm our business.*

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, security, transfer and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, each state and the District of Columbia, as well as some foreign nations, have passed laws requiring notification to regulatory authorities and/or to affected users within a specific timeframe when there has been a security breach involving personal data as well as impose additional obligations for companies. For example, the CCPA was signed into law on June 28, 2018 and largely takes effect on January 1, 2020 (and enforcement of some of the provisions will not be immediately active) and the amendments to the Nevada SPI Law will take effect on October 1, 2019. These laws impose additional obligations on companies that process certain information about California and Nevada residents, respectively. Compliance with these laws and regulations can be costly, could delay or impede the development of new products, and may cause reputational harm.

As part of our data protection compliance program, we ensure that we have approved data transfer mechanisms in place to provide adequacy for the transfer of personal data from the European Economic Area to the United States. However, there are legal challenges in the European Union about the adequacy of these data transfer mechanisms generally and, if these challenges are successful, this may adversely affect our ability to transfer personal data from the European Economic Area to the United States.

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

We need to maintain operational and financial systems that can support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability or failure to do so could adversely affect our billing services and financial reporting.*

We have increasingly complex business arrangements with our content publishers and licensees, and the rules that govern revenue and expense recognition in our business are increasingly complex. To manage the expected growth of our operations and increasing complexity, we must maintain operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. An inability to do so will negatively affect our billing services and financial reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our users, content publishers or licensees; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.

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

We have a credit facility that provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*

We entered into a credit agreement among us, as borrower, the lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., or the Agent providing for a (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million, or the Revolving Credit Facility, (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million, the Term Loan A Facility and (iii) an uncommitted incremental facility subject to certain conditions, collectively, the Credit Agreement. The Credit Agreement contains a number of affirmative and negative covenants, which may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. The Credit Agreement also contains a financial covenant requiring us to maintain a minimum adjusted quick ratio of at least 1.00 to 1.00, tested as of the last day of any fiscal quarter on the basis of the prior period of our four consecutive fiscal quarters. Pursuant to the Credit Agreement, we granted the Agent a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Senior Secured Term Loan A and Revolving Credit Facilities.”

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

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.*

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new devices and enhance our platform, maintain adequate levels of inventory to support our retail partners’ demand requirements, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. We entered into lease agreements for a corporate headquarters, and we started to incur material expenses beginning this year.

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

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our IPO, including our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters. *

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our President and Chief Executive Officer, Anthony Wood, holds and controls the vote of a majority of shares of our outstanding common stock. Therefore Mr. Wood will have significant influence over our management and affairs and has the ability to control all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Roku or our assets, for the foreseeable future. If Mr. Wood’s employment with us is terminated, he will continue to have the same control over matters requiring stockholder approval.

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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers as of June 30, 2019, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he owns 64% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.

We have not elected to take advantage of the “controlled company” exemption to the corporate governance rules for companies listed on The Nasdaq Global Select Market.

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

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.*

We may issue additional securities in the future and from time to time. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell or issue Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. All of our outstanding Class A shares are eligible for sale in the public market, other than shares and options exercisable held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. In addition, we have reserved shares for future issuance under our equity incentive plan. Our employees, other service providers, and directors are subject to our quarterly trading window, which generally opens at the start of the second full trading day after the public dissemination of our annual or quarterly financial results and closes (i) with respect to the first, second and third quarter of each year, at the end of the fifteenth day of the last month of the such quarter and (ii) with respect to the fourth quarter of each year, at the end of the trading day on the Wednesday before Thanksgiving. These employees, service providers and directors may also sell shares during a closed window periods pursuant to trading plans that comply with the requirements of Rule 10b5-1(c)(1) under the Exchange Act. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

As a public company listed in the United States, we incur significant legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Global Select Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive-forum provision, if permitted by applicable law, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for certain disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find this exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1	333-220318	3.4	09/01/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1	09/18/2017
10.1*	Assignment and Assumption of Lease, Landlord’s Consent and First Amendment of Lease, dated as of April 30, 2019, by and among Roku, Inc., 8x8, Inc. and CAP Phase I, LLC.
10.2*	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated April 30, 20189 (1155 Coleman Ave).
10.3*	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated April 30, 2019 (1173/1167/1161 Coleman Ave).
10.4*

Incremental Assumption and Amendment No. 1 to Credit Agreement, dated as of May 3, 2019, by and among Roku, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and issuing bank, and the other issuing banks and lenders party thereto from time to time.

10.5	Roku, Inc. Amended and Restated Severance Benefit Plan	8-K	001-38211	99.1	7/16/2019
10.6*	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan (Employees).
10.7*	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan (Non-Employee Directors).
10.8*	Forms of Option Grant Notice and Option Agreement under 2017 Equity Incentive Plan (Non-Employee Directors).
10.9	Equity Distribution Agreement, dated May 16, 2019, by and between Roku, Inc. and Morgan Stanley & Co. LLC	8-K	001-38211	1.1	5/16/2019
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, has been formatted in Inline XBRL.

*	Filed herewith.

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

Roku, Inc.

Date: August 9, 2019	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)