Form 10-Q
period 2019-09-30
ROKU, INC
filed 2019-11-08
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 90,968,113 of Class A common stock, $0.0001 par value per share, and 26,547,304 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	our ability to attract and retain users and increase hours streamed;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain additional TV brands to deploy our technology;
•	our ability to acquire rights to distribute popular content on our platform on favorable terms, or at all, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits or the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments, including developing integrations with our platform partners;
•	our ability to develop and launch new streaming products and provide ancillary services and support;
•	our ability to integrate the business and operations of dataxu, Inc., a demand-side platform (DSP) company that we recently acquired;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	security breaches and system failures;
•	our ability to maintain, protect and enhance our intellectual property; and
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$385,999	$155,564
Short-term investments	1,496	42,146
Restricted cash	868	—
Accounts receivable, net of allowances	196,044	183,078
Inventories	73,531	35,585
Prepaid expenses and other current assets	28,908	15,374
Deferred cost of revenue, current	45	1,188
Total current assets	686,891	432,935
Property and equipment, net	61,878	25,264
Operating lease right-of-use assets	142,110	—
Intangible assets, net	1,061	1,477
Goodwill	1,382	1,382
Other non-current assets	3,983	3,939
Total Assets	$897,305	$464,997
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$241,519	$148,562
Deferred revenue, current	35,912	45,442
Total current liabilities	277,431	194,004
Deferred revenue, non-current	12,932	19,594
Operating lease liability, non-current	142,134	—
Other long-term liabilities	1,031	6,748
Total Liabilities	433,528	220,346
Stockholders’ Equity:
Common stock, $0.0001 par value	12	11
Additional paid-in capital	761,883	498,553
Accumulated other comprehensive loss	(2)	(17)
Accumulated deficit	(298,116)	(253,896)
Total stockholders’ equity	463,777	244,651
Total Liabilities and Stockholders’ Equity	$897,305	$464,997

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Revenue:
Platform	$179,322	$100,050	$481,157	$265,468
Player	81,606	73,331	236,534	201,299
Total net revenue	260,928	173,381	717,691	466,767
Cost of Revenue:
Platform	67,075	29,504	165,419	78,498
Player	75,376	64,884	218,695	168,412
Total cost of revenue	142,451	94,388	384,114	246,910
Gross Profit:
Platform	112,247	70,546	315,738	186,970
Player	6,230	8,447	17,839	32,887
Total gross profit	118,477	78,993	333,577	219,857
Operating Expenses:
Research and development	68,487	45,370	186,219	119,692
Sales and marketing	46,666	25,603	117,041	68,180
General and administrative	29,873	19,769	77,992	50,768
Total operating expenses	145,026	90,742	381,252	238,640
Loss from Operations	(26,549)	(11,749)	(47,675)	(18,783)
Other Income, Net:
Interest expense	(767)	(112)	(1,436)	(220)
Other income, net	2,065	2,162	4,272	2,971
Total other income, net	1,298	2,050	2,836	2,751
Loss Before Income Taxes	(25,251)	(9,699)	(44,839)	(16,032)
Income tax benefit	(96)	(172)	(619)	(397)
Net Loss	$(25,155)	$(9,527)	$(44,220)	$(15,635)
Net loss per share —basic and diluted	$(0.22)	$(0.09)	$(0.39)	$(0.15)
Weighted-average shares used in computing net loss per share —basic and diluted	116,681	106,884	114,064	103,035

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Loss	$(25,155)	$(9,527)	$(44,220)	$(15,635)
Other comprehensive income, net of tax:
Unrealized gain (loss) on short-term investments, net of tax	(6)	(7)	15	(7)
Comprehensive Net Loss	$(25,161)	$(9,534)	$(44,205)	$(15,642)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—June 30, 2019	116,159	$12	$734,298	$(671)	$4	$(272,961)	$460,682
Vesting of early exercised stock options	—	—	20	—	—	—	20
Issuance of common stock pursuant to equity incentive plans, net of taxes	1,279	—	5,618	—	—	—	5,618
Stock-based compensation expense	—	—	22,618	—	—	—	22,618
Unrealized gain (loss) on short-term investments	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(25,155)	(25,155)
Balance—September 30, 2019	117,438	$12	$762,554	$(671)	$(2)	$(298,116)	$463,777

Balance—December 31, 2018	109,770	$11	$499,224	$(671)	$(17)	$(253,896)	$244,651
Vesting of early exercised stock options	—	—	52	—	—	—	52
Share repurchases	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to equity incentive plans, net of taxes	5,281	1	24,765	—	—	—	24,766
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $3.6 million	2,389	—	179,360	—	—	—	179,360
Stock-based compensation expense	—	—	59,153	—	—	—	59,153
Unrealized gain (loss) on short-term investments	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(44,220)	(44,220)
Balance—September 30, 2019	117,438	$12	$762,554	$(671)	$(2)	$(298,116)	$463,777

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—June 30, 2018	105,061	11	463,624	(723)	—	(251,147)	211,765
Vesting of early exercised stock options	—	—	40	—	—	—	40
Issuance of common stock pursuant to equity incentive plans, net of taxes	3,738	—	8,123	(17)	—	—	8,106
Stock-based compensation expense	—	—	11,499	—	—	—	11,499
Unrealized gain (loss) on short-term investments	—	—	-	—	(7)	—	(7)
Net loss	—	—	—	—	—	(9,527)	(9,527)
Balance—September 30, 2018	108,799	$11	$483,286	$(740)	$(7)	$(260,674)	$221,876

Balance—December 31, 2017	99,157	10	436,278	(671)	—	(283,338)	152,279
Vesting of early exercised stock options	—	—	213	—	—	—	213
Issuance of common stock pursuant to equity incentive plans, net of taxes	9,501	1	25,558	(69)	—	—	25,490
Issuance of common stock pursuant to exercise of common warrants, net	141	—	—	—	—	—	—
Stock-based compensation expense	—	—	21,237	—	—	—	21,237
Adoption of ASU 2016-16	—	—	—	—	—	(40)	(40)
Adoption of ASU 2014-09	—	—	—	—	—	38,339	38,339
Unrealized gain (loss) on short-term investments	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(15,635)	(15,635)
Balance—September 30, 2018	108,799	$11	$483,286	$(740)	$(7)	$(260,674)	$221,876

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(44,220)	$(15,635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,170	5,824
Stock-based compensation expense	59,153	21,237
Provision for doubtful accounts	114	755
Non-cash interest expense	471	216
Loss from exit of facilities	—	450
Loss on disposals of property and equipment	—	8
Amortization of premiums on short-term investments	(280)	(164)
Changes in operating assets and liabilities:
Accounts receivable	(13,080)	(1,369)
Inventories	(37,946)	(36,171)
Prepaid expenses and other current assets	(15,270)	1,357
Operating lease right-of-use assets	13,603	—
Deferred cost of revenue	1,143	1,945
Other noncurrent assets	(44)	(1,098)
Accounts payable and accrued liabilities	69,448	16,943
Operating lease liabilities	856	—
Other long-term liabilities	(2,639)	(541)
Deferred revenue	(16,192)	(3,054)
Net cash provided by (used in) operating activities	24,287	(9,297)
Cash flows from investing activities:
Purchase of property and equipment	(38,054)	(13,363)
Purchases of short-term investments	(12,365)	(44,900)
Sales/maturities of short-term investments	53,310	3,000
Net cash provided by (used in) investing activities	2,891	(55,263)
Cash flows from financing activities:
Proceeds from equity issued under at-the-market program, net of offering costs	179,360	—
Proceeds from equity issued under incentive plans	24,765	25,480
Holdback payment for a prior business acquisition	—	(500)
Net cash provided by financing activities	204,125	24,980
Net Increase (Decrease) in cash, cash equivalents and restricted cash	231,303	(39,580)
Cash, cash equivalents and restricted cash—Beginning of period	155,564	177,250
Cash, cash equivalents and restricted cash—End of period	$386,867	$137,670
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	385,999	137,670
Restricted cash	868	—
Cash, cash equivalents and restricted cash—End of period	$386,867	$137,670
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,215	455
Cash paid for income taxes	$683	$404
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$8,931	$1,828

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Organization and Description of Business

Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company’s TV streaming platform allows users to easily discover and access a wide variety of movies, TV episodes, live programming and more. The Company operates in two reportable segments and generates revenue through the sale of streaming players, advertising, content distribution, and subscription and transaction revenue sharing, as well as through licensing arrangements with TV brands.

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

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains (loss) on the Company’s short-term investments for the three and nine months ended September 30, 2019 and September 30, 2018.

Concentrations

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Customer B	*	10%	10%	*
Customer C	13%	16%	13%	16%

Customers accounting for 10% or more of the Company’s accounts receivable were as follows:

	As of
	September 30, 2019	December 31, 2018
Customer D	11%	11%

* Less than 10%

Restricted Cash

Restricted cash is comprised of cash collateral for outstanding letters of credit related to operating leases of office facilities. As of September 30, 2019, the Company had restricted cash of $0.9 million. The Company did not have any restricted cash as of December 31, 2018.

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

As of September 30, 2019, content related expenses that met these requirements were not material.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance amends reporting of credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update will be effective for fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the effects of the new guidance but does not expect the impact from this standard to be material.

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

Contract Balances

Contract balances include the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Accounts receivable, net	$196,044	$183,078
Contract assets (included in Prepaid expenses and other current assets)	4,787	753

Deferred revenue, current	35,912	45,442
Deferred revenue, non-current	12,932	19,594
Total deferred revenue	$48,844	$65,036

Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts, sales returns, and sales incentives. Payment terms can vary by customer and contract.

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

Contract assets increased by approximately $4.0 million during the nine months ended September 30, 2019 primarily due to an increase in the growth of platform revenue combined with the timing of billing which falls into a subsequent period. Deferred revenue decreased by approximately $16.2 million during the nine months ended September 30, 2019 primarily due to revenue recognized of $5.0 million pursuant to customer acceptance of a milestone, and the remaining revenue recognized primarily relates to the timing of fulfillment of performance obligations and the overall growth in the business.

During the three and nine months ended September 30, 2019, the Company recognized revenue of approximately $6.3 million and $44.2 million, respectively, from the amounts deferred as of December 31, 2018. During the three and nine months ended September 30, 2018, the Company recognized revenue of approximately $5.3 million and $34.9 million, respectively, from the amounts deferred as of January 1, 2018.

Revenue Allocated to Future Performance Obligations

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue was $146.8 million as of September 30, 2019 of which we expect to recognize approximately 62% over the next 12 months and the remainder thereafter.

4. Balance sheet components

Accounts Receivable, Net of allowances—Accounts receivable, net of allowances, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Gross accounts receivable	$209,149	$204,975
Allowance for sales returns	(4,438)	(7,335)
Allowance for sales incentives	(8,378)	(13,750)
Other allowances	(289)	(812)
Total allowances	(13,105)	(21,897)
Total Accounts Receivable—net of allowances	$196,044	$183,078

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

	September 30, 2019	December 31, 2018
Balance, beginning of period	$(7,335)	$(6,907)
Charged to revenue	(9,519)	(17,396)
Utilization of sales return reserve	12,416	16,968
Balance, end of period	$(4,438)	$(7,335)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

	September 30, 2019	December 31, 2018
Balance, beginning of period	$(13,750)	$(10,442)
Charged to revenue	(26,947)	(50,958)
Utilization of sales incentive reserve	32,319	47,650
Balance, end of period	$(8,378)	$(13,750)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computers and equipment	$21,642	$16,056
Leasehold improvements	54,294	18,396
Website and internal-use software	6,457	6,423
Office equipment and furniture	7,864	4,069
Total property and equipment	90,257	44,944
Accumulated depreciation and amortization	(28,379)	(19,680)
Property and Equipment, net	$61,878	$25,264

Depreciation and amortization expense, for property and equipment assets, for the three months ended September 30, 2019 and 2018 was $3.4 million and $2.1 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the nine months ended September 30, 2019 and 2018 was $8.8 million and $5.4 million, respectively.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable	$77,416	$56,576
Payments due to content publishers	55,096	32,463
Accrued cost of revenue	33,889	22,830
Operating lease liability, current	16,600	—
Accrued royalty expense	11,239	7,939
Accrued payroll and related expenses	11,074	12,217
Accrued inventory	10,497	6,008
Accrued capital expenditures	5,973	—
Marketing, retail and merchandising costs	5,777	—
Accrued legal fees	4,298	—
Customer prepayments	2,376	3,124
Taxes and related liabilities	1,160	1,314
Other accrued expenses	6,124	6,091
Total Accounts Payable and Accrued Liabilities	$241,519	$148,562

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Platform, current	$17,541	$28,569
Player, current	18,371	16,873
Total deferred revenue, current	35,912	45,442
Platform, non-current	6,221	12,783
Player, non-current	6,711	6,811
Total deferred revenue, non-current	12,932	19,594
Total Deferred Revenue	$48,844	$65,036

5. SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments (in thousands):

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$1,498	$—	$(2)	$1,496	$37,168	$—	$(17)	$37,151
U.S. government securities	—	—	—	—	4,995	—	—	4,995
Total Short-Term Investments	$1,498	$—	$(2)	$1,496	$42,163	$—	$(17)	$42,146

Tax effects related to unrealized losses are not material for all periods presented.

The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$1,498	$1,496	$42,163	$42,146
Due in 1-3 years	—	—	—	—
Total Short-Term Investments	$1,498	$1,496	$42,163	$42,146

6. FAIR VALUE

We measure our financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal market or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The Company’s financial assets measured at fair value are as follows (in thousands):

	September 30, 2019			December 31, 2018
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Cash	$336,053	$336,053	$—	$147,221	$147,221	$—
Money market funds	49,946	49,946	—	8,343	8,343	—
Restricted cash	868	868	—	—	—	—
Short-term investments:
Corporate bonds and commercial paper	1,496	—	1,496	37,151	—	37,151
U.S. government securities	—	—	—	4,995	—	4,995
Total assets measured and recorded at fair value	$388,363	$386,867	$1,496	$197,710	$155,564	$42,146

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. The Company measured money market funds of $49.9 million and $8.3 million as cash equivalents as of September 30, 2019 and December 31, 2018, respectively, using Level 1 inputs.

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

The Company did not use Level 3 inputs to measure any assets or liabilities as of September 30, 2019 and December 31, 2018.

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

The Company has entered into operating leases primarily for office real estate. The leases have remaining lease terms ranging from one year to 11 years. Some leases include an option to extend the leases for up to seven years and some leases include an option to terminate after three years from the commencement date. The depreciable life of ROU assets is limited by the expected lease term.

The Company earns sublease income from subleases for a portion of the former headquarters. The subleases expire in 2020.

The components of lease expense are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$7,955	$18,117
Sublease income	(664)	(1,790)
Net operating lease cost	$7,291	$16,327

Supplemental cash flow information related to leases is as follows (in thousands):

	Three months ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,892	$12,332
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$32,014	$115,794

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

As of
September 30, 2019
Operating lease right-of-use assets	$142,110
Included in accounts payable and accrued liabilities:
Operating lease liability, current	16,600
Operating lease liability, non-current	142,134
Total operating lease liability	$158,734

Weighted Average Remaining Lease Term
Operating leases (in years)	9.51
Weighted Average Discount Rate
Operating leases	5.18%

Future lease payments under operating leases as of September 30, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases
2019 (remaining 3 months)	$4,969
2020	21,521
2021	26,395
2022	22,690
2023	23,164
Thereafter	132,455
Total future lease payments	231,194
Less: imputed interest	(50,173)
Less: expected tenant improvement allowance	(22,287)
Total	$158,734

As of September 30, 2019, the Company has additional operating leases, primarily corporate offices, that have not yet commenced of $129.0 million. These operating leases will commence in the remainder of fiscal year 2019 and fiscal year 2020 with lease terms of 6 years to 11 years.

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

8. DEBT

The Company did not have any outstanding debt as of September 30, 2019 and December 31, 2018.

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

The Company’s obligations under the Credit Agreement are secured by substantially all of its assets. In the future, certain of its direct and indirect subsidiaries may be required to guarantee the Credit Agreement. The Company may prepay, and in circumstances is required to prepay, loans under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default. As of September 30, 2019, the Company is in compliance with all the covenants of the Credit Agreement.

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

On February 19, 2019, the Company terminated the Restated 2014 LSA agreement with Silicon Valley Bank.

9. STOCKHOLDERS’ EQUITY

At-the-Market Offerings

On March 12, 2019, the Company entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., as its sales agent (the “Citi Equity Distribution Agreement”), pursuant to which the Company could issue and sell from time-to-time shares of its Class A common stock for aggregate gross proceeds of up to $100.0 million. In March 2019, the Company sold approximately 1.4 million shares of Class A common stock at an average selling price of $72.00 per share, constituting all available shares for sale under the Citi Equity Distribution Agreement, for aggregate gross proceeds of $100.0 million and incurred issuance costs of $2.0 million.

On May 16, 2019, the Company entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, as its sales agent (the “MS Equity Distribution Agreement”), pursuant to which the Company could issue and sell up to 1.0 million shares of its Class A common stock. In May 2019, the Company sold all 1.0 million available shares for sale under the MS Equity Distribution Agreement at an average selling price of $82.90 per share, for aggregate gross proceeds of $82.9 million and incurred issuance costs of $1.6 million.

Preferred Stock

The Company is authorized to issue 10 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors at the time of issuance.

As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued and outstanding.

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

The Company has reserved the following shares of common stock for future issuances (in thousands):

As of
September 30, 2019
Common stock awards granted under equity incentive plans	16,189
Common stock awards available for issuance under Employee Stock Purchase Plan	2,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	17,317
Total reserved shares of common stock	35,595

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

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of platform revenue	$120	$29	$238	$67
Cost of player revenue	287	136	776	247
Research and development	10,230	5,561	28,020	10,658
Sales and marketing	6,415	3,277	16,555	5,673
General and administrative	5,566	2,496	13,564	4,592
Total stock-based compensation	$22,618	$11,499	$59,153	$21,237

Stock Options

The summary of the Company’s stock option activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2018 - outstanding	16,371	$8.59		—
Granted	570	99.95		$39.21
Exercised	(4,690)	5.37		—
Forfeited and expired	(427)	8.05		—
Balance, September 30, 2019 - outstanding	11,824	$14.28	6.4	—	$1,034,409

Options exercisable at September 30, 2019	6,538	$5.44	5.1	—	$629,790

The intrinsic value for options exercised during the three months ended September 30, 2019 and 2018, was $137.5 million and $206.2 million, respectively, and during the nine months ended September 30, 2019 and 2018 was $383.0 million and $403.2 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the exercise prices on the date of grant. As of September 30, 2019, the Company had $46.3 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.92 years.

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Dividend rate	—	—	—	—
Expected term (in years)	5.0 - 6.73	5.8 - 6.8	5.0 - 6.73	5.3 - 6.8
Risk-free interest rate	1.35 - 1.79%	2.76 - 2.81%	1.35 - 2.56%	2.32 - 2.88%
Expected volatility	35 - 36%	38 - 40%	35 - 36%	38 - 40%

Restricted Stock Units

Pursuant to the 2017 Plan, the Company grants restricted stock units to employees. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant. The summary of the Company’s restricted stock unit activity is as follows (in thousands, except price per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2018 - outstanding	3,686	$48.50
Awarded	1,719	74.06
Released	(595)	47.36
Forfeited	(445)	50.50
Balance, September 30, 2019 - outstanding	4,365	$58.52

The unrecognized compensation cost related to restricted stock units as of September 30, 2019 was $226.1 million, which the Company expects to recognize over 2.89 years. The intrinsic value of restricted stock units that vested during the three months ended September 30, 2019 and 2018 was $33.6 million and $2.9 million, respectively, and during the nine months ended September 30, 2019 and 2018 was $64.4 million and $3.2 million, respectively, which represented the fair value of the Company’s common stock underlying the restricted stock units on their vesting date.

10. COMMITMENTS AND CONTINGENCIES

Outstanding Commitments

The Company has contracts with vendors for the manufacture of inventory and related items. The Company also has contracts with content providers and other vendors for content licensing and advertising buys in the normal course of business. As of September 30, 2019, the Company had $89.0 million purchase commitments for inventory and related items and $66.5 million for content licensing, advertising buys and other platform services.

Content Licensing

The Company licenses certain content for users to access through The Roku Channel. The Company records an obligation for licensing of content when it enters into an agreement to obtain future titles and the cost of the content is known. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. As of September 30, 2019, the amounts recorded in “Accrued liabilities” for license purchase commitments were not material.

Letters of Credit

As of September 30, 2019 and December 31, 2018, the Company had irrevocable letters of credit outstanding in the amount of $30.4 million and $26.4 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2030.

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

11. INCOME TAXES

Income tax benefit for the three months ended September 30, 2019 and 2018 was $0.1 million and $0.2 million, respectively, and income tax benefit for the nine months ended September 30, 2019 and 2018 was $0.6 million and $0.4 million, respectively. The income tax benefit for the three and nine months ended September 30, 2019 and 2018, was primarily attributable to non-U.S. tax benefit associated with the Company's non-U.S. operation. Based on the available objective evidence during the three months ended September 30, 2019, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of September 30, 2019, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in the U.K., China, and Denmark.

12. RELATED-PARTY TRANSACTIONS

The Company has engaged in transactions with one of its strategic investors. With respect to this investor, the Company recorded revenue of $2.7 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $6.9 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively. The Company had accounts receivable balance of $3.5 million and $2.4 million as of September 30, 2019 and December 31, 2018, respectively, related to transaction with this investor. The Company incurred expenses of $0.6 million and $0.2 million with this investor for the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. The Company had a payable of $0.1 million and $1.5 million to this investor as of September 30, 2019 and December 31, 2018, respectively.

In addition, the Company has engaged in transactions with another company in which the Company’s Chief Executive Officer holds a majority voting interest and is a member of such company’s board of directors, and another member of the Company’s Board of Directors is such company’s Chief Executive Officer. With respect to transactions with this other company, the Company incurred expenses of $1.2 million for the three months and nine months ended September 30, 2019. The Company did not consummate any transactions with the other company for the three and nine months ended September 30, 2018. There were no outstanding amounts payable to this other company as of September 30, 2019 and December 30, 2018.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net loss	$(25,155)	$(9,527)	$(44,220)	$(15,635)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	116,681	106,884	114,064	103,035
Net loss per share, basic and diluted	$(0.22)	$(0.09)	$(0.39)	$(0.15)

Common shares that would be excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Equity awards to purchase common stock	16,189	20,575	16,189	20,575
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	45	83	45	83
Total	16,234	20,658	16,234	20,658

14. SEGMENT INFORMATION

The Company is organized into two reportable segments as follows:

Platform—Consists primarily of fees received from advertising sales, subscription and transaction revenue shares, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. The Company’s first-party video ad inventory includes The Roku Channel, native display ads on home screens and screen savers as well as ad inventory obtained through content publisher agreements. To supplement supply, the Company can re-sell video inventory purchased from content publishers and, to a lesser extent, directly sell third-party inventory on a revenue share basis.

No customer accounted for more than 10% of platform segment revenue.

Player—Consists primarily of net sales of streaming media players and accessories through retailers and distributors, as well as directly to customers through the Company’s website.

Customers accounting for 10% or more of player segment revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Customer A	17%	17%	16%	15%
Customer B	19%	16%	19%	15%
Customer C	35%	34%	37%	36%

Substantially all of the Company’s assets were held in the United States and were attributable to the operations in the United States as of September 30, 2019 and December 31, 2018. Revenue in international markets was less than 10% for all periods presented.

15. SUBSEQUENT EVENT

On October 22, 2019, the Company announced that it had entered into an agreement and plan of merger to purchase Boston-based dataxu, Inc., a demand-side platform (DSP) company that enables marketers to plan and buy video advertising campaigns, for aggregate consideration of approximately $150.0 million consisting of equal parts cash and shares of the Company’s Class A Common Stock. The acquisition was consummated on November 8, 2019.

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

Overview

Roku pioneered streaming to the TV, and we are capitalizing on this large economic opportunity as a leading TV streaming platform for users, content publishers and advertisers. Roku connects users to the streaming content they love, enables content publishers to build and monetize large audiences, and provides advertisers with unique capabilities to engage consumers.

Our business model is to increase the number of households that use our platform to watch TV, which is measured by active accounts, increase engagement by those users, which is measured by streaming hours, and then monetize our platform. We measure our platform monetization progress through average revenue per user (“ARPU”) and growth in gross profit.

We generate platform revenue primarily from advertising, content distribution and billing services on our platform and player revenue primarily from the sale of streaming players. During the three and nine months ended September 30, 2019, we generated revenue of $260.9 million and $717.7 million, respectively, which is up 50% and 54%, respectively, from the three and nine months ended September 30, 2018.

We continue to manage the average selling prices (“ASP”) of our streaming players to grow the number of players sold and active accounts. As a result, player revenue and player gross profit may fluctuate and may decline. We expect that tradeoffs from player revenue and player gross profit to grow the number of players sold and grow active accounts, and to result in increased platform monetization and growth in aggregate gross profit.

Key Performance Metrics

We use the following key performance metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key performance metrics are gross profit, active accounts, hours streamed, and ARPU.

Gross Profit

We measure the performance of our business using gross profit. The majority of our gross profit is generated from platform revenue. We believe gross profit is the primary metric to measure the performance of our business because we have two revenue segments with different margin profiles, and we aim to maximize our high margin platform revenue from our active accounts as they stream content on our platform. During the three and nine months ended September 30, 2019, we generated gross profit of $118.5 million and $333.6 million, respectively, which is up 50% and 52%, respectively, from the three and nine months ended September 30, 2018.

Active Accounts

We define active accounts as the number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. Users that streamed content from The Roku Channel only on non-Roku platforms are not included in this metric. The number of active accounts also does not correspond to the number of unique individuals who actively utilize our platform, or the number of devices associated with an account. For example, a single account may be used by more than one individual, such as a family, and one account may be used on multiple devices. We believe that the number of active accounts is a relevant measure to gauge the size of our user base. We grow new accounts by selling streaming devices; by partnering with TV brands that manufacture and sell Roku TV models under licenses from us; and through licensing relationships with service operators. As of September 30, 2019, we had 32.3 million active accounts, a net increase of 1.7 million active accounts from June 30, 2019.

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

Additionally, we believe that over time increasing user engagement on our streaming platform increases our platform monetization because we earn platform revenue from advertising as well as from revenue shares from subscription and transactional video on-demand. However, our revenue from content providers is not tied to the hours streamed on their streaming channels, and the number of hours streamed does not correlate to revenue earned from such content providers or ARPU on a period-by-period basis. Moreover, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player then the particular streaming channel may auto-play subsequent content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes.

During the third quarter of 2019, we began rolling out a new Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that implementing this new feature across the Roku platform will benefit us, our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, have already implemented similar features within their channels. This new Roku OS feature supplements these channel features. We are currently rolling this feature out to our entire installed base.  While we expect continued robust growth in our aggregate streaming hours as we grow active accounts and user engagement with our streaming platform increases, we believe our year-over-year growth rates of streaming hours reported in 2020 are likely to be lower than the year-over-year growth rates we reported in 2019. We do not expect the rollout of this feature to have a material impact on our future financial performance. In the three months ended September 30, 2019 our users streamed 10.3 billion hours, an increase of 0.9 billion hours from the three months ended June 30, 2019.

Average Revenue per User

We measure platform monetization progress with ARPU. We define ARPU as our platform revenue for the trailing four quarters divided by the average of the number of active accounts at the end of the current period and the end of the corresponding period in the prior year. ARPU measures the rate at which we are monetizing our active account base and the progress of our platform business. At September 30, 2019, our ARPU was $22.58, a 30% increase from September 30, 2018.

Components of Results of Operations

Revenue

Platform Revenue

We generate platform revenue from advertising sales, subscription and transaction revenue shares, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. Our first-party video ad inventory includes The Roku Channel, native display ads on our home screen and screen saver as well as ad inventory we obtain through our content publisher agreements. To supplement our supply, we can re-sell video inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party inventory on a revenue share basis. To date, we generate most of our platform revenue in the United States.

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

To enhance user experience, we introduced wireless speakers in 2018 that work with Roku TV models and introduced the Roku Smart Soundbar and Roku Wireless Subwoofer in September 2019.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions and stock-based compensation expense for our employees engaged in sales and sales support, marketing, communications, data science and analytics, business development, product management and partner and customer support functions. Sales and marketing expenses also include marketing, retail and merchandising costs, as well as events, public relations and other professional services and allocated facilities and overhead. We expect our sales and marketing expenses to increase as we continue to grow our business.

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

Other Income (Expense), Net

Our other income (expense), net, for the three and nine months ended September 30, 2019 consists of interest income on short-term investments and cash balances, interest expense that primarily includes amortization of deferred debt costs and foreign currency re-measurement and transaction gains and losses. Other income (expense), net for three and nine months ended September 30, 2019 consists of interest income and foreign currency re-measurement and transaction gains and losses.

Income Tax Expense

Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a valuation allowance for U.S. deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Revenue:
Platform	69%	58%	67%	57%
Player	31%	42%	33%	43%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	26%	17%	23%	17%
Player	29%	37%	30%	36%
Total cost of revenue	55%	54%	53%	53%
Gross Profit:
Platform	43%	41%	44%	40%
Player	2%	5%	3%	7%
Total gross profit	45%	46%	47%	47%
Operating Expenses:
Research and development	26%	26%	26%	26%
Sales and marketing	18%	15%	16%	15%
General and administrative	11%	11%	11%	11%
Total operating expenses	55%	52%	53%	52%
Loss from Operations	(10)%	(6)%	(6)%	(5)%
Other Income, Net:
Interest expense	—%	—%	(1)%	—%
Other income, net	1%	1%	1%	1%
Total other income, net	1%	1%	—%	1%
Loss before income taxes	(9)%	(5)%	(6)%	(4)%
Net loss attributable to common stockholders	(9)%	(5)%	(6)%	(4)%

Comparison of Three and Nine Months Ended September 30, 2019 and September 30, 2018

Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change $	Change %	September 30, 2019	September 30, 2018	Change $	Change %
(in thousands, except percentages)
Platform	$179,322	$100,050	$79,272	79%	$481,157	$265,468	$215,689	81%
Player	81,606	73,331	8,275	11%	236,534	201,299	35,235	18%
Total Net Revenue	$260,928	$173,381	$87,547	50%	$717,691	$466,767	$250,924	54%

Platform

Platform revenue increased by $79.3 million, or 79%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. In addition to an increase in content revenue, the majority of the increase is from higher advertising revenue.

Platform revenue increased by $215.7 million, or 81%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. In addition to an increase in content revenue, the majority of the increase is from higher advertising revenue. The increase was partially offset by a decrease of $10.6 million in licensing revenue resulting from delivery of intellectual property that were lower in 2019 as compared to 2018.

Player

Player revenue increased by $8.3 million, or 11%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, as the volume of player units sold increased 21% as compared to the three months ended

September 30, 2018 offset by a 9% decrease in the average selling price of players. Revenue generated from the sale of audio products is included in player revenue and is not significant.

Player revenue increased by $35.2 million, or 18%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the volume of players sold increased 26% as compared to the nine months ended September 30, 2018 offset by a 7% decrease in the average selling price of players. Revenue generated from the sale of audio products is included in player revenue and is not significant.

Cost of Revenue and Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change $	Change %	September 30, 2019	September 30, 2018	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$67,075	$29,504	$37,571	127%	$165,419	$78,498	$86,921	111%
Player	75,376	64,884	10,492	16%	218,695	168,412	50,283	30%
Total Cost of Revenue	$142,451	$94,388	$48,063	51%	$384,114	$246,910	$137,204	56%
Gross profit:
Platform	$112,247	$70,546	$41,701	59%	$315,738	$186,970	$128,768	69%
Player	6,230	8,447	(2,217)	(26)%	17,839	32,887	(15,048)	(46)%
Total Gross Profit	$118,477	$78,993	$39,484	50%	$333,577	$219,857	$113,720	52%

Platform

Cost of platform revenue increased by $37.6 million, or 127%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase is a result of higher advertising inventory acquisition costs, ad serving costs, content licensing fees and credit card processing fees totaling $35.2 million and a $2.1 million increase in allocated overhead primarily in advertising and platform support.

Cost of platform revenue increased by $86.9 million, or 111%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase is a result of higher advertising inventory acquisition costs, ad serving costs, content licensing fees and credit card processing fees totaling $82.2 million and a $4.1 million increase in allocated overhead primarily in advertising operations and content distribution operations driven by the growth of the platform business.

Gross profit on platform revenue increased by $41.7 million, or 59%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, driven by an 79% increase in platform revenue offset by a 127% increase in platform costs.

Gross profit on platform revenue increased by $128.8 million, or 69%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, driven by an 81% increase in platform revenue offset by a 111% increase in platform costs.

Player

Cost of player revenue increased by $10.5 million, or 16%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The cost of player revenue increased approximately $3.6 million due to an increase in manufacturing costs to support a higher volume of players sold. In addition, royalty expenses increased $2.5 million driven by an increased volume of sales and approximately $1.7 million of royalty accrued for intellectual property claims and increased freight costs of $1.5 million.

Cost of player revenue increased by $50.3 million, or 30%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The cost of player revenue increased approximately $27.2 million due to an increase in manufacturing costs to support a higher volume of players sold. In addition, royalty expenses increased $14.6 million driven by increased volume of sales, approximately $3.7 million of royalty accrued for intellectual property claims, and offset by release of accrual of $8.9 million in the second quarter of 2018 pursuant to a potential intellectual property liability that did not materialize. The freight costs increased by $3.2 million to support higher volume.

Gross profit on player sales decreased by $2.2 million, or 26%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to the impact of royalty accruals and the decrease in the average selling prices of players and increases in manufacturing and logistics costs.

Gross profit on player sales decreased by $15.0 million, or 46%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to the impact of royalty accruals and releases as noted above, and the decrease in the average selling prices of players and increases in manufacturing and logistics costs.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change $	Change %	September 30, 2019	September 30, 2018	Change $	Change %
(in thousands, except percentages)
Research and development	$68,487	$45,370	$23,117	51%	$186,219	$119,692	$66,527	56%
Sales and marketing	46,666	25,603	21,063	82%	117,041	68,180	48,861	72%
General and administrative	29,873	19,769	10,104	51%	77,992	50,768	27,224	54%
Total Operating Expenses	$145,026	$90,742	$54,284	60%	$381,252	$238,640	$142,612	60%

Research and Development

Research and development expenses increased by $23.1 million, or 51%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to higher personnel-related costs of $16.6 million, as a result of increased engineering headcount and the value of stock-based compensation, higher facilities costs of $4.3 million, and higher platform and product development costs of $2.2 million that includes expenses such as consulting and outside services, travel and equipment partially offset by allocation of overhead to player and platform costs.

Research and development expenses increased by $66.5 million, or 56%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to higher personnel-related costs of $50.9 million as a result of increased engineering headcount and the value of stock-based compensation, higher facilities costs of $8.4 million and higher platform and product development costs of $7.2 million that includes expenses such as consulting and outside services, travel and equipment partially offset by allocation of overhead to player and platform costs.

Sales and Marketing

Sales and marketing expenses increased by $21.1 million, or 82%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to higher personnel-related costs of $8.5 million related to increased headcount to support our growth in platform revenue, mainly in advertising and content distribution, and the value of stock-based compensation, an increase of $7.5 million in marketing, retail and merchandising costs and an increase in other expenses of $5.0 million that includes facilities costs, consulting services and travel.

Sales and marketing expenses increased by $48.9 million, or 72%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to higher personnel-related costs of $27.9 million related to increased headcount to support our growth in platform revenue, mainly in advertising and content distribution, and the value of stock-based compensation, an increase of $11.4 million in marketing, retail and merchandising costs and an increase in other expenses of $9.6 million that includes facilities costs, consulting services and travel.

General and Administrative

General and administrative expenses increased by $10.1 million, or 51%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to higher personnel-related costs of $5.4 million as a result of increased headcount in general and administrative functions and the value of stock-based compensation and $4.6 million primarily related to increased legal and other outside consulting and professional service fees.

General and administrative expenses increased by $27.2 million, or 54%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to higher personnel-related costs of $16.8 million as a result of increased headcount in general and administrative functions and the value of stock-based compensation and $10.8 million primarily related to increased legal and other outside consulting and professional service fees.

Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change $	Change %	September 30, 2019	September 30, 2018	Change $	Change %
(in thousands, except percentages)
Interest expense	$(767)	$(112)	$(655)	585%	$(1,436)	$(220)	$(1,216)	553%
Other income, net	2,065	2,162	(97)	(4)%	4,272	2,971	1,301	44%
Total Other Income, Net	$1,298	$2,050	$(752)	(37)%	$2,836	$2,751	$85	3%

Other income, net, decreased by $0.8 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to an increase in interest expense relating to amortization of deferred debt costs and decrease in interest income from short-term investments and a higher level of cash balances.

Other income, net, increased by $0.09 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to an increase in interest income as a result of a higher level of cash balances.

Income Tax Benefit

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change $	Change %	September 30, 2019	September 30, 2018	Change $	Change %
(in thousands, except percentages)
Income Tax Benefit	$(96)	$(172)	$76	(44)%	$(619)	$(397)	$(222)	56%

Income tax benefit arises from foreign income taxes and state minimum income taxes in the United States.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $387.5 million. Our primary source of liquidity is cash generated through operating and financing activities, including sales of our securities. Our primary uses of cash include operating expenses such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. We entered into lease agreements for new corporate headquarters, as well as other office locations. We have incurred, and will continue to incur, material expenses in 2019 and expect to continue to incur material expenses in future years for facility and related building costs. We may also contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position. For example, on November 8, 2019 we acquired dataxu, Inc. for aggregate consideration of $75.0 million in cash and 571,516 shares of our Class A common stock. However, we believe that our existing cash balances and cash flow from operations, together with amounts available under our Credit Agreement and Revolving Credit Facility, will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of September 30, 2019, approximately 1% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

At-the-Market Offerings

On March 12, 2019, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., as our sales agent (the “Citi Equity Distribution Agreement”), pursuant to which we could issue and sell from time-to-time shares of our Class A common stock for aggregate gross proceeds of up to $100.0 million. In March 2019, we sold approximately 1.4 million shares of Class A common stock at an average selling price of $72.00 per share, constituting all available shares for sale under the Citi Equity Distribution Agreement, for aggregate gross proceeds of $100.0 million and incurred issuance costs of $2.0 million.

On May 16, 2019, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, as our sales agent (the “MS Equity Distribution Agreement”), pursuant to which we could issue and sell up to 1.0 million shares of our Class A common stock. In May 2019, we sold all 1.0 million available shares for sale under the MS Equity Distribution Agreement at an average selling price of $82.90 per share, for aggregate gross proceeds of $82.9 million and incurred issuance costs of $1.6 million.

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

As of September 30, 2019, we were in compliance with all the covenants of the Credit Agreement and there were no outstanding borrowings.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$24,287	$(9,297)
Cash flows provided by (used in) investing activities	2,891	(55,263)
Cash flows provided by financing activities	204,125	24,980

Operating Activities

Our operating activities provided cash of $24.3 million for the nine months ended September 30, 2019. Our net loss of $44.2 million for the nine months ended September 30, 2019 was adjusted by non-cash charges of $68.6 million comprising mainly of $59.2 million of stock-based compensation and $9.2 million of depreciation and amortization primarily on property and equipment. The changes in our operating assets and liabilities used cash of $0.1 million comprised of inflows of $69.4 million from an increase in accounts payable and accrued liabilities due to timing of payments, increased developer payables, and overall growth in the volume of business, and $13.6 million from amortization of operating lease right-of-use assets. These inflows were partially offset by cash outflows of $37.9 million from an increase in inventory balances, $16.2 million from a decrease in deferred revenue, $15.3 million from an increase in prepaid and other current assets due to an increase in prepaid contracts, marketing expenses and prepaid capital expenditure for new facilities, and $13.1 million from an increase in accounts receivable as a result of increased revenue.

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

Investing Activities

Our investing activities for the nine months ended September 30, 2019 included cash inflow of $53.3 million received from the sales/maturities of short-term investments, offset by $38.1 million for the purchase of property and equipment, expenditures on leasehold improvements related to expanding our facilities and other capital investments and $12.4 million for the purchase of short-term investments.

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

Financing Activities

Our financing activities provided cash of $204.1 million for the nine months ended September 30, 2019. The cash was received mainly from net proceeds from the issuance of common stock through our at-the-market programs amounting to $179.4 million, net of offering costs and the exercise of employee stock options of $24.8 million.

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

Contractual Obligations

Our future minimum payments under our noncancelable contractual obligations were as follows as of September 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Purchase commitments (1)	$88,962	$88,962	—	—	—
Operating lease obligations (2)	231,194	22,109	70,930	65,973	72,182
Other obligations (3)	66,475	49,584	16,441	450	—
Total	$386,631	$160,655	$87,371	$66,423	$72,182

(1)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(2)	Represents future minimum lease payments under operating leases.
(3)	Represents commitments included in other noncancelable arrangements like content licensing, advertising buys and other platform services.

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

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2019, there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and we have experienced net losses and negative cash flows from operations in each year since inception. As of September 30, 2019, we had an accumulated deficit of $298.1 million and for the nine months ended September 30, 2019, we experienced a net loss of $44.2 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

In addition, many TV brands, such as LG, Samsung Electronics Co., Ltd. and VIZIO, Inc., offer their own TV streaming solutions within their TVs. Other devices, such as Microsoft’s Xbox and Sony’s PlayStation game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality. Similarly, some service operators, such as Comcast and Altice, offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. If consumers of TV streaming content prefer these alternative products to our streaming players and Roku TVs, we may not be able to achieve our expected growth in revenue, gross profit or ARPU.

In July 2018, we launched our Roku TV Wireless Speaker product line, designed specifically for use with Roku TVs, and in September 2019, we launched our Roku Smart Soundbar and Roku Wireless Subwoofer. As a result of these developments, we may face additional competition from makers of TV audio speakers and soundbars, as well as makers of other TV peripheral devices. While our audio products have not generated significant revenue, if our audio products do not operate as designed or do not enhance the Roku TV or other viewing experience as we intend, our users’ overall viewing experience may be diminished, and this may impact the overall demand for Roku TVs or our audio products.

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

We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.*

Our business model depends on our ability to generate platform revenue from advertisers and content publishers. We generate platform revenue primarily from the video advertising and audience development campaigns that run across our platform and from our content partners on a transactional basis when new subscriptions are purchased and content transactions occur on our platform. As such, we are seeking to expand our user base and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. The total number of hours streamed, however, does not correlate with platform revenue on a period-by-period basis, because we do not monetize every hour streamed on our platform. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. Moreover, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player then the particular streaming channel may auto-play subsequent content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. During the third quarter of 2019, we began rolling out a new Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. Some of our leading channel partners, including Netflix, have already implemented similar features within their channels. This new Roku OS feature, which we are in the process of rolling out to our entire installed base, supplements these channel features. While we expect continued robust growth in our aggregate streaming hours as we grow active accounts and user engagement with our streaming platform increases, we believe our year-over-year growth rates of streaming hours reported in 2020 are likely to be lower than the year-over-year growth rates we reported in 2019. We do not expect the rollout of this feature to have a material impact on our future financial performance.

Our ability to deliver more relevant advertisements to our users and to increase our platform’s value to advertisers and content publishers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Users may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements. Content publishers may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular channels to improve the relevancy of advertisements provided to our users. Other channels available on our platform, such as Amazon Prime Video, Apple TV+, Hulu and YouTube, are focused on increasing user engagement and time spent within their channel by allowing users to purchase additional content and streaming services within their channels. In addition, we do not currently monetize content provided on non-certified channels, which are not displayed in the Roku channel store and must be added manually by the user, on our platform. If our users spend most of their time within particular channels where we have limited or no ability to place advertisements or leverage user information, or users opt out from our ability to collect data for use in providing more relevant advertisements, then we may not be able to achieve our expected growth in platform revenue or gross profit. If we are unable to further monetize our platform, our business may be harmed.

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

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed, even though the revenue received, directly or indirectly, from streaming on certain of these channels has not been significant to our overall revenue.*

Historically, a small number of content publishers have accounted for a significant portion of the content streamed across our platform and the terms and conditions of our relationships with content publishers vary. In the nine months ended September 30, 2019 and the year ended December 31, 2018, Netflix and YouTube accounted for more than 50% all hours streamed in each period. However, although YouTube’s free ad-supported channel is the most viewed ad-supported channel and the second most viewed channel overall by hours streamed on our platform for the nine months ended September 30, 2019 and the year ended December 31, 2018, we do not receive material revenue from it. In addition, our agreements with content publishers generally have a term of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publishers’ security or other platform certification requirements. If we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.

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

The Roku Channel may not continue to attract a large number of users and/or generate significant advertising revenue, and our users may not purchase Premium Subscriptions.*

We operate “The Roku Channel,” which offers both ad-supported free access for users to a collection of films, television series and other content as well as “Premium Subscriptions,” which we launched in January 2019, allowing our users to pay for ad-free content from various content providers, all on one streaming channel. We have incurred, and will continue to incur, costs and expenses in connection with the launch, development, expansion and operation of The Roku Channel, which we monetize primarily through advertising. If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through revenue generated from advertising. In order to attract users to the ad-supported content on The Roku Channel and drive streaming of ad-supported video on The Roku Channel, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. The agreements that we enter into with these content owners have varying terms and provide us with rights to make specific content available through The Roku Channel during certain periods of time. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements with the content owners, or enter into new agreements with other content owners, in order to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If for any period of time, we are unable to enter into content license agreements on acceptable terms to access content that enables us to attract and retain users of the ad-supported content on The Roku Channel, usage of The Roku Channel may decline, and our business may be harmed. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the content we make available, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient advertising revenue to be cost effective for us to operate, regardless of our ability to sell Premium Subscriptions. In addition, we distribute The Roku Channel on platforms other than our own streaming platform, and there can be no assurance that we will be successful in attracting a large number of users and/or generating significant advertising revenue through the distribution of The Roku Channel on such other streaming platforms.

Our growth will depend in part upon our ability to develop relationships with TV brands and, to a lesser extent, service operators.

We developed, and intend to continue to develop, relationships with TV brands and, to a lesser extent, service operators in both the United States and international markets. Our licensing arrangements are complex and time-consuming to negotiate and complete. Our current and potential partners include TV brands, cable and satellite companies and telecommunication providers. Under these license arrangements, we generally have limited control over the amount and timing of resources these entities dedicate to the relationship. If our TV brand or service operator partners fail to meet their forecasts for distributing licensed devices, our business may be harmed.

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

Our revenue and gross profit are subject to seasonality and if our sales during the holiday season fall below our expectations, our business may be harmed.*

Seasonal consumer shopping patterns significantly affect our business. Specifically, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year and represent a high percentage of the total net revenue for such fiscal year due to higher consumer purchases and increased advertising during holiday periods. Furthermore, a significant percentage of our player sales through retailers in the fourth quarter are pursuant to committed sales agreements with retailers for which we recognize significant discounts in the average selling prices in the third quarter in an effort to grow our active accounts, which will reduce our player gross margin.

Given the seasonal nature of our player sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue, due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors or disruptions in our supply or distribution chain, tariffs or other restrictions on trade or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our licensees’ ability to timely deliver players and co-branded Roku TVs to retailers during the holiday season. A substantial portion of our expenses are personnel related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on margins, at least in the short term, and our business would be harmed.

We and our TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TVs, and if we or our partners fail to maintain and expand effective retail sales channels we could experience lower player or Roku TV sales.*

To continue to acquire new active accounts, we must maintain and expand our retail sales channels. The majority of our players and Roku TVs are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the nine months ended September 30, 2019 and September 30, 2018, Amazon, Best Buy and Walmart in total accounted for 72% and 66%, respectively, of our player revenue and are expected to each account for more than 10% of our player revenue in fiscal 2019. These three retailers collectively accounted for 68% and 61% of our player revenue for the years ended December 31, 2018 and 2017, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or Roku TVs or choose not to prominently display those devices in their stores or on their websites, the volume of Roku devices sold could decrease, which would harm our business. For example, in April 2018, Amazon and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon’s operating system, and such TVs will be sold by Best Buy and Amazon. Although, to date, this arrangement has not limited our TV brand partners’ ability to sell on either Amazon or at Best Buy, if our existing TV brands choose to work exclusively with other operating system developers, this may impact our Roku TV program and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Apple or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive TV streaming products and is able to market and promote these products more prominently on its website, and could refuse to offer our devices. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, would require us to increase our marketing expenditures simply to maintain our product visibility, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

Our streaming platform allows our customers to choose from thousands of channels, representing a variety of content from a wide range of content publishers. Our customers can choose and control which channels they download and watch, and they can use certain settings to prevent channels from being downloaded to our devices. While we have policies that prohibit the publication of content that is unlawful, incites illegal activities or violates third-party rights, among other things, we may distribute channels that include controversial content. Controversies related to the content included on certain of the channels that we distribute could result in negative publicity, cause harm to our reputation and brand or subject us to claims and may harm our business.

We must successfully manage streaming device and other product introductions and transitions to remain competitive.*

We must continually develop new and improved streaming devices and other products that meet changing consumer demands. Moreover, the introduction of a new streaming device or other product is a complex task, involving significant expenditures in research and development, promotion and sales channel development. For example, in 2018, we introduced our Roku TV Wireless Speaker, designed specifically for use with Roku TVs and in 2019 we introduced our Roku Smart Soundbar and Roku wireless Subwoofer. Whether users will broadly adopt new products is not certain. Our future success will depend on our ability to develop new and competitively priced streaming devices and other products and add new desirable content and features to our platform. Moreover, we must introduce new streaming devices and other products in a timely and cost-effective manner, and we must secure production orders for those products from our contract manufacturers. The development of new products is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new products depends on a number of factors, including the following:

•	the accuracy of our forecasts for market requirements beyond near term visibility;
•	our ability to anticipate and react to new technologies and evolving consumer trends;
•	our development, licensing or acquisition of new technologies;
•	our timely completion of new designs and development;
•	the ability of our contract manufacturers to cost-effectively manufacture our new products;
•	the availability of materials and key components used in manufacturing;
•	tariffs which could impact the pricing of such devices and depress consumer demand; and
•	our ability to attract and retain world-class research and development personnel.

If any of these or other factors becomes problematic, we may not be able to develop and introduce new products in a timely or cost-effective manner, and our business may be harmed.

We do not have manufacturing capabilities and primarily depend upon a small number of contract manufacturers, and our operations could be disrupted if we encounter problems with the contract manufacturers.*

We do not have any internal manufacturing capabilities and primarily rely upon one contract manufacturer, Foxconn Industrial Internet Co. Ltd., or Foxconn, to build our players, smart soundbars and wireless subwoofers. We similarly rely on one contract manufacturer, Tonly Electronics Holdings Ltd., or Tonly, to manufacture our wireless speakers. Our contract manufacturers may be vulnerable to:

•	capacity constraints,
•	increases in U.S. tariffs on imports of our players, speakers, soundbars, subwoofers or other devices,
•	future possible changes in U.S. regulations on exports of U.S. technologies, or dealings with certain countries or parties,
•	Chinese tariffs on U.S. parts or components for finished players or other devices that are assembled in China,
•	reduced component availability, and

•	our control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce a new player or other product or feature, is limited.

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

Our contracts with our contract manufacturers generally do not obligate them to supply our players or other products in any specific quantity or at any specific price. In the event our contract manufacturers are unable to fulfill our production requirements in a timely manner, their costs increase because of U.S. or Chinese tariffs, or they decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards. Any significant interruption in manufacturing at one of our contract manufacturers would require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue. In addition, the Foxconn and Tonly facilities are located in Asia and may be subject to political, economic, trade, social and legal uncertainties that may harm our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, trade and export or import restrictions. Furthermore, any manufacturing issues affecting the quality of our products, including players and audio products, could harm our business.

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

Certain of our Roku TV brand partners do not have manufacturing capabilities and primarily depend upon contract manufacturers, and the supply of Roku TVs to the market could be disrupted if they encounter problems with their contract manufacturers or suppliers.*

Certain of our Roku TV brand partners do not have internal manufacturing capabilities and primarily rely upon contract manufacturers to build the Roku TVs that they sell to retailers. Their contract manufacturers may be vulnerable to capacity constraints and reduced component availability, increases in U.S. tariffs on imports of Roku TVs, future possible changes in U.S. regulations on exports of U.S. technologies or dealings with certain countries or parties, Chinese tariffs on U.S. parts or components for Roku TVs that are assembled in China, and their control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply may be limited. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of their Roku TVs. A significant interruption in the supply of Roku TVs to retailers and distributors could, in turn, reduce our user growth.

Furthermore, any manufacturing issues affecting the quality of our Roku TV brand partners’ Roku TVs, could harm our brand and our business.

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our businesses are subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which our manufacturing sources are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, including the North American Free Trade Agreement (“NAFTA”). On November 30, 2018 the United States, Mexico, and Canada signed a replacement trade deal for NAFTA, known as the United States-Mexico-Canada Agreement (“USMCA”), which still needs to be ratified by the respective government of each of the three countries. The USMCA could undergo changes that lead to further modifications of certain USMCA provisions before being passed into law. In addition, the current U.S. Administration has threatened to withdraw from NAFTA if Congress does not move expeditiously to approve the USMCA, which could lead to higher tariffs on imports of televisions from Mexico by our licensees.  Furthermore, the current U.S. Administration has threatened tougher trade terms with China and other countries, leading to the imposition or announcement of future imposition of substantially higher U.S. Section 301 tariffs on roughly $500 billion of imports from China. In response, China has imposed higher Chinese tariffs on a large amount of U.S. exports to China, which could affect the prices of U.S. origin parts or components of our products assembled in China. At this time, it is unknown whether and to what extent new USMCA legislation will be passed into law; whether additional Section 301 tariffs will be imposed on Roku products, imported from China and, if so, how long U.S. tariffs on Chinese goods will remain in effect or whether even higher tariffs will be imposed, or new regulatory proposals to restrict trade will be adopted; whether international trade agreements will be negotiated or existing free trade agreements re-negotiated, or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes, and higher prices could depress consumer demand. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We bear supply risk under our contract manufacturing arrangements with Foxconn and Tonly. Lead times for the materials and components that our contract manufacturers orders on our behalf through different component suppliers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our players or other products are currently lengthy, requiring our contract manufacturers to order materials and components several months in advance. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In the past, we have agreed to reimburse our contract manufacturers for purchased components that were not used as a result of our decision to discontinue players or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business.

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

Our players incorporate key components from sole source suppliers and if our contract manufacturer is unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, we will not be able to deliver our players to our retailers and distributors.*

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as Chinese tariffs on U.S. parts or components for finished players that are used in final assembly of their components, or the risk that the strategic supplier may stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available. Switching from a sole-source supplier would require that we redesign our players to accommodate new components and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission (“FCC”), which would be costly and time-consuming.

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

In addition, due to the continued growth in our headcount, we entered into lease agreements for a new corporate headquarters, which we have begun to occupy, and we started to incur material expenses this year.

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

In the course of expanding our international operations and operating overseas, in addition to the risks we face in the United States, we will be subject to a variety of risks that could adversely affect our business, including:

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

•	slower adoption and acceptance of streaming products and services in other countries;
•	competition with existing local traditional pay TV services and products, including those provided by incumbent pay TV service providers;
•	greater difficulty supporting and localizing our devices and streaming platform, including delivering support and training documentation in languages other than English;
•	our ability to deliver or provide access to popular streaming channels to users in certain international markets;
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

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	differing legal and court systems, including limited or unfavorable intellectual property protection;
•	international political or social unrest or economic instability;
•	availability of reliable broadband connectivity and wide area networks in areas targeted for expansion;
•	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations could impact our judgment in determining our tax provision and effective tax rate;
•	fluctuations in currency exchange rates could impact our revenue and expenses of our international operations and expose us to foreign currency exchange rate risk;
•	restrictions on the repatriation of earnings;
•	future possible changes in U.S. regulations on exports of U.S. technologies or dealings with certain countries or parties; and
•	working capital constraints.

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

If any aspect of our computer systems or those of third parties we utilize in our operations fails, it may lead to downtime or slow processing time, either of which may harm the experience of users. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. We expect to continue to invest in our technology infrastructure to maintain and improve the user experience and platform performance. To the extent that we do not effectively address capacity constraints, upgrade or patch our systems as needed and continually develop our technology and network architecture to accommodate increasingly complex services and functions, increasing numbers of users, and actual and anticipated changes in technology, our business may be harmed.

Significant disruptions of our information technology systems or data security incidents could harm our reputation and our business and subject us to liability.*

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, user payment card information, other user information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. Our ability to maintain the confidentiality, integrity and availability of personal information in our possession or control create potential legal liability, both from regulators as well as from affected consumers, and also impacts the attractiveness of our subscription service to existing and potential members. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits and stores our users’ personal and credit card information, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or to confidential information that moves across our platform. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. For example, despite any of our efforts to secure our information technology systems and the data contained in those systems, including any efforts to educate or train our employees, we may remain vulnerable to phishing attacks. In addition to the extraction of sensitive or personal information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems likely experience directed attacks on at least a periodic basis that are intended to interrupt our operations, interrupt our customers’ ability to access our services, extract money from our company, and/or obtain our data (including without limitation customer or employee personal information or proprietary information). Although we have implemented certain systems, processes, and safeguards intended to thwart attackers and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or services in the future. Additionally, we cannot directly control the security of the computer systems of our third-party vendors or business partners or actions of their personnel, and therefore may be vulnerable to attacks through those or similar third-party relationships.

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

Various federal, state, and foreign laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our users. The regulatory environment for the collection and use of consumer data by device manufacturers, online service providers, content distributors, advertisers and publishers is very unsettled in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission (“FTC”) state attorneys general, and the European Commission and European data protection authorities, have increasingly scrutinized privacy issues with respect to devices that link personal identities or user and device data, with data collected through the internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering regulations that could significantly restrict industry participants’ ability to collect, use and share personal information and pseudonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, we have been subject to the EU General Data Protection Regulation (“GDPR”) since May 2018. The GDPR includes detailed requirements related to the collection, storage and use of personal data related to people resident in the EU or which is processed in the context of EU operations and places new data protection obligations and restrictions on organizations and may require us to make further changes to our policies and procedures in the future beyond what we have already done. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, the United Kingdom government has initiated a process to leave the European Union, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018, a level of uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated after Brexit. We made changes to our data protection compliance program to prepare for the GDPR and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be harmed. Other countries have also proposed or passed legislation with data usage limitations similar to that of the GDPR.

The U.S. data protection legal landscape continues to evolve, with California and Nevada having recently passed broad-based data protection legislation and with states and the federal government continuing to consider additional data protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal data. The California Consumer Privacy Act (“CCPA”) goes into effect in January 2020 and gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was recently amended, and the California Office of the Attorney General has proposed regulations to implement portions of the CCPA. These regulations are subject to public comment.  Depending on the final text of the regulations, they may significantly impact the CCPA compliance measures we have, or will, undertake.

We are continuing to assess the impact of new and proposed data protection laws and proposed amendments to existing laws on our business, as well as a possible California ballot initiative on privacy issues.

Applicable data privacy and security laws also obligate us to employ reasonable security measures that are appropriate to the nature of the data we collect and process and the risks attendant to our data processing activities, among other factors, in order to protect personal information from unauthorized access or disclosure, or accidental or unlawful destruction, loss, or alteration. We have implemented security measures that we believe are appropriate, but we cannot be sure a regulator would deem our security measures to be appropriate given the lack of prescriptive measures in certain data protection laws. Without more specific guidance, we cannot know whether our chosen security safeguards are adequate according to each applicable data protection law. Given the evolving nature of security threats and evolving safeguards, we cannot be sure that our chosen safeguards will protect against security threats to our business. However, even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing attacks, and we may remain responsible for a successful phishing attack despite the quality and legal sufficiency of our security measures.

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

In January 2018, the FCC released a new order, known as the Restoring Internet Freedom Order, that repealed most of the blocking, throttling, and paid prioritization restrictions adopted in the Open Internet Order. The Restoring Internet Freedom Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from: (i) blocking access to legal content, applications, services or non-harmful devices; (ii) throttling, impairing or degrading performance based on content, applications, services or non-harmful devices; and (iii) charging more for favorable delivery of content or favoring self-provisioned content over third-party content. The Restoring Internet Freedom Order continued to require internet service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Restoring Internet Freedom Order went into effect on April 23, 2018 and the remainder went into effect on June 11, 2018. Numerous parties filed judicial challenges to the Restoring Internet Freedom Order, and on October 1, 2019, the United States Court of Appeals

for the District of Columbia Circuit released a decision that affirmed nearly all of the Restoring Internet Freedom Order, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband Internet service, requiring case by case determinations as to whether state and local regulation conflicts with the FCC's rules.  The court also required the FCC to reexamine three issues from the Restoring Internet Freedom Order, but allowed the order to remain in effect while the FCC conducts that review.  The original parties to the appeal may seek additional review of the Restoring Internet Freedom Order from the full Court of Appeals or the Supreme Court. To the extent the courts, the agencies or the states do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

Several states have adopted or are considering network neutrality legislation or regulation. On September 30, 2018, California Governor Jerry Brown signed open internet legislation into law, effective January 1, 2019. The California legislation codifies portions of the FCC’s rescinded Open Internet Order. The U.S. Department of Justice filed suit on September 30, 2018 to block implementation of the California law, and the broadband service provider trade associations CTIA, the National Cable & Telecommunications Association, the United States Telecom Association and the American Cable Association, have also sued California to invalidate the state’s net neutrality law on grounds that the law is preempted by the FCC’s Restoring Internet Freedom Order, among other claims. The status of the preemption claim is uncertain in light of the Court of Appeals decision, discussed above, on the FCC's preemption authority. The California Attorney General has agreed to delay implementation of the law until the litigation is resolved. Meanwhile, at least five additional states (Colorado, Maine, Oregon, Vermont and Washington) have enacted net neutrality legislation, and governors in at least six other states (Hawaii, Montana, New Jersey, New York, Rhode Island and Vermont) have signed executive orders requiring service providers contracting with state agencies to adhere to network neutrality principles. The regulatory framework for network neutrality thus remains unsettled and is subject to ongoing Federal and state legislative and regulatory activity.  Moreover, the FCC’s legal authority and willingness to preempt state net neutrality laws on a case-by-case basis remain unsettled.  If the FCC preempts individual state net neutrality laws that prohibit blocking, throttling, and other discriminatory practices, our business could be harmed.

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

Broadband internet providers are subject to government regulation and enforcement actions, and changes in current or future laws, regulations or enforcement actions that negatively impact our distributors or content publishers could harm our business.*

Upon the effective date of the FCC’s Restoring Internet Freedom Order, the FTC became the federal agency primarily responsible for regulating broadband privacy and data security in the United States. The FTC follows an enforcement-focused approach to regulating broadband privacy and security. Future FTC enforcement actions could cause us or our content publishers to alter advertising claims or alter or eliminate certain features or functionalities of our products or services which may harm our business. At the FCC, many broadband internet providers provide traditional telecommunications services that are subject to FCC and state rate regulation of intrastate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. Changes in rate regulations or in universal service funding rules, either at the federal or state level, could affect these broadband internet providers’ revenue and capital spending plans. In addition, various international regulatory bodies have jurisdiction over non-United States broadband internet providers. The Nevada SPI Law and the CCPA also apply to broadband internet providers that do business in Nevada and California, respectively. To the extent these broadband internet providers are adversely affected by laws or regulations regarding their business, products or service offerings, our business could be harmed.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, we recently adopted Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. We applied the new revenue standard to all contracts that were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could harm our business.

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

Our use of data to deliver relevant advertising and other services on our platform places us and our content publishers at risk for claims under various unsettled laws, including the Video Privacy Protection Act (“VPPA”). Some of our content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on our platform in connection with advertising provided by unrelated third parties. The Federal Trade Commission has also in recent years revised its rules implementing the Children’s Online Privacy Protection Act (“COPPA Rules”) broadening the applicability of the COPPA Rules, including the types of information that are subject to these regulations, and it is currently examining whether additional changes are appropriate. Such actions could limit the information that we or our content publishers and advertisers may collect and use through certain content publishers, the content of advertisements and in relation to certain channel partner content. The CCPA also imposes certain opt in and opt out requirements for certain information about minors. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, or similar laws.

Our actual or perceived failure to adequately protect personal data and confidential information could harm our business.*

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, security, transfer and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, each state and the District of Columbia, as well as some foreign nations, have passed laws requiring notification to regulatory authorities and/or to affected users within a specific timeframe when there has been a security breach involving personal data as well as impose additional obligations for companies. For example, the CCPA was signed into law on June 28, 2018 and largely takes effect on January 1, 2020 (and enforcement of some of the provisions will not be immediately active) and the amendments to the Nevada SPI Law took effect on October 1, 2019. These laws, along with any implementing regulations, impose additional obligations on companies that process certain information about California and Nevada residents, respectively. Compliance with these laws and regulations can be costly, could delay or impede the development of new products, and may cause reputational harm.

As part of our data protection compliance program, we ensure that we have approved data transfer mechanisms in place to provide adequacy for the transfer of personal data from the European Economic Area (the “EEA”) to the United States. However, there are legal challenges in the EU about the adequacy of these data transfer mechanisms generally and, if these challenges are successful, this may adversely affect our ability to transfer personal data from the EEA to the United States.

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

As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (the “DMCA”) is intended, in part, to limit the liability of eligible service providers for caching, hosting or linking to, user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. However, the DMCA and similar statutes and doctrines that we may rely on in the future is subject to uncertain judicial interpretation and regulatory and legislative amendments. Moreover, the DMCA only provides protection primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections or if a court were to disagree with our application of those rules to our business, we could incur liability and our business could be harmed. If we become liable for these types of claims as a result of the content that is streamed over our platform, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.

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

Our devices are technically complex and may contain undetected hardware errors or software bugs, which could manifest themselves in ways that could harm our reputation and our business.

Our devices and those of our licensees are technically complex and have contained and may in the future contain undetected software bugs or hardware errors. These bugs and errors can manifest themselves in any number of ways in our devices or our platform, including through diminished performance, security vulnerabilities, data quality in logs or interpretation of data, malfunctions or even permanently disabled devices. Some errors in our devices may only be discovered after a device has been shipped and used by users and may in some cases only be detected under certain circumstances or after extended use. We update our software on a regular basis and, despite our quality assurance processes, we could introduce bugs in the process of updating our software. The introduction of a serious software bug could result in devices becoming permanently disabled. We offer a limited one year warranty in the United States and any such defects discovered in our devices after commercial release could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and users and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty, or other violations of laws or regulations. In addition, our contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of Roku and our devices. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

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

Our users and licensees depend on our customer support organization to resolve any issues relating to our devices. A high level of support is critical for the successful marketing and sale of our devices. We currently outsource our customer support operation to a third-party customer support organization. If we do not effectively train, update and manage our third-party customer support organization to assist our users, and if that support organization does not succeed in helping them quickly resolve issues or provide effective ongoing support, it could adversely affect our ability to sell our devices to users and harm our reputation with potential new users and our licensees.

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

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.*

We may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

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

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.*

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new devices and enhance our platform, maintain adequate levels of inventory to support our retail partners’ demand requirements, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. For example, we entered into lease agreements for a corporate headquarters, and we started to incur material expenses beginning this year. On November 8, 2019 we acquired dataxu, Inc. for aggregate consideration of $75 million in cash and 571,516 shares of our Class A common stock.

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

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our IPO, including our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters. *

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our President and Chief Executive Officer, Anthony Wood, holds and controls the vote of a significant number of shares of our outstanding common stock, and therefore Mr. Wood will have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Roku or our assets, for the foreseeable future. If Mr. Wood’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, Mr. Wood currently controls 49.06% of the voting power of our Class A and Class B common stock even though he owns approximately 16% of the outstanding Class A and Class B common stock as of September 30, 2019. If, for example, Mr. Wood retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In December 2018, the Delaware Chancery Court issued an opinion invalidating such provision which we have appealed to the Supreme Court of the State of Delaware. Until a final resolution is reached on this matter, we will not attempt to enforce this provision of our certificate of incorporation. As a result, we may incur additional costs associated with resolving disputes that would otherwise be restricted by that provision in other jurisdictions, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1	333-220318	3.4	9/01/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1	9/18/2017
10.1#	Roku, Inc. Amended and Restated Severance Benefit Plan	8-K	001-38211	99.1	7/16/2019
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.

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

Roku, Inc.

Date: November 8, 2019	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)