Form 10-K
period 2019-12-31
ROKU, INC
filed 2020-03-02
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38211

ROKU, INC.
(Exact name of Registrant as specified in its charter)

Delaware	4841	26-2087865
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial code number)	(I.R.S. employer identification no.)

150 Winchester Circle

Los Gatos, California 95032

(408) 556-9040
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	ROKU	The Nasdaq Global Select Market

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

As of June 30, 2019, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the Nasdaq Global Select Market System, was $7,714,110,102. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2020, the registrant had 94,759,950 shares of Class A common stock, $0.0001 par value per share and 25,218,517 shares of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2019 Proxy Statement”) for the 2020 Annual Meeting of Stockholders. The 2019 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-K, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	our ability to attract and retain users and increase streaming hours;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain TV brands and service operators to license and deploy our technology;
•	our ability to acquire rights to distribute popular content on our platform on favorable terms, or at all, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits and the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments, including developing integrations with our platform partners;
•	our ability to develop and launch new streaming products and provide ancillary services and support;
•	our ability to integrate the business and operations of dataxu, Inc., a demand-side platform (“DSP”) company that we recently acquired;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	our abilities to address potential and actual security breaches and system failures involving our products, systems and operations;
•	our ability to maintain, protect and enhance our intellectual property; and
•

our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally, including compliance with the EU General Data Protection Regulation and the California Consumer Privacy Act.

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

PART I

Item 1: Business

Overview

Roku, Inc. (“Roku”, “the Company”, “we” or “us”) is the leading TV streaming platform in the U.S. by hours streamed. Our active accounts increased to 36.9 million at December 31, 2019, and our users streamed 40.3 billion hours of content during 2019.

We pioneered streaming to the TV and were founded on the belief that someday all TV content would be streamed. The re-platforming of the TV ecosystem from traditional linear TV distribution and legacy pay TV services that started when early adopters began embracing TV streaming has gained momentum rapidly and is creating even more opportunities for consumers, content publishers, advertisers and other industry participants. Over the last year, many of the biggest names in media and TV programming embraced the transition to streaming resulting in the launch of new TV streaming services, growing investment in original content that is exclusive to streaming, and more ad-supported TV viewing options. As TV streaming has become mainstream, consumers are spending more time watching TV streaming services, with many leaving legacy pay TV services entirely. We believe that as the shift to TV streaming continues, advertisers looking to reach and engage streaming audiences will take advantage of the benefits inherent with digital advertising capabilities available in TV streaming and will re-allocate their budgets accordingly. We are capitalizing on this large and growing economic opportunity.

Our Strategy

Our mission is to be the streaming platform that connects the entire TV ecosystem. Through our TV streaming platform, we are focused on connecting users to the streaming content they love, enabling content publishers to build and monetize large audiences, and providing advertisers with unique capabilities to engage consumers. Central to our platform is the Roku operating system (the “Roku OS”). The Roku OS is purpose built for TV to run on low-cost hardware which enables us to manufacture and sell affordable streaming players. The Roku OS also powers Roku TV models that are manufactured and sold by our TV brand partners who license the Roku OS and leverage our smart TV hardware reference designs. We also license the Roku OS and our streaming player designs, and provide ongoing technology and support services, to certain international service operators that distribute Roku Powered players to their subscribers. All Roku devices – Roku streaming players, Roku TVs and Roku Powered streaming players – enable users to access a wide selection of content by connecting their Roku device to our streaming platform via a home broadband network.

The Roku OS provides much of the core functionality of Roku devices, integrates our streaming software, user interface and advertising technology, and provides content publishers and advertisers with access to our billing services and data insight tools. The features and functionality of our platform along with the Roku OS enable us to address the needs of our users, content publishers, advertisers, Roku TV brand partners and other licensees. We continue to invest significant resources to advance the Roku OS and to provide an industry-leading platform for our users, content publishers and advertisers.

Our Business Model

Three core activities drive our business model. We focus on increasing the number of active accounts that use our streaming platform to watch TV, increasing user engagement and growing the hours of content streamed, and growing our revenue and gross profit by monetizing user activity on our platform.

To increase the number of active accounts on our platform, we sell stand-alone streaming players, we work with TV brand partners who license the Roku OS to manufacture and sell Roku TV models, and we also license the Roku OS to certain service operators. These various account acquisition paths allow consumers to access the Roku platform in multiple ways. Our Roku TV licensing program has experienced strong growth and for the year ended December 31, 2019 nearly 1 in 3 smart TVs sold in the United States was a Roku TV. To attract and retain active accounts, we also invest significant resources to improve the user experience on our streaming platform. This includes improvements to our navigation functions and search and discovery feature as well as increasing the depth and breadth of our content offering and enhancing the overall streaming experience. In 2019, we increased our active accounts by 9.8 million to reach 36.9 million active accounts at year end.

We believe that offering users a wide range of content and running more relevant display and digital ads enhances the user experience on our platform and drives increased user engagement by delivering a better overall streaming experience. We offer our users a rich content selection that is easy to find and discover, and we seek to run relevant digital ads on our platform that enhance the user’s experience. We enable our content partners to publish streaming channels, quickly and easily, which makes us an attractive platform for content publishers to partner with as they seek to reach TV streaming, or over-the-top (“OTT”), users. Streaming hours on our platform have grown from 24.0 billion hours in 2018 to 40.3 billion hours in 2019, as we have grown active accounts through the distribution of streaming players and Roku TVs, and as our active accounts stream more hours per day, on average. While the number of hours streamed on our platform reflects our popularity and brand affinity, it does not correlate to platform segment gross revenue or the average revenue per user (“ARPU”) on a period by period basis.

We generate revenue by monetizing our users’ engagement on our platform through a variety of services and capabilities, including video advertising in ad supported channels, sales of subscription services and other commerce transactions, brand sponsorship and promotions, and billing services. We measure monetization of our platform by calculating the ARPU, which we believe represents the inherent value of our business model, and growth in gross profit. In 2019, ARPU (which we measure on a trailing twelve-month basis) increased from $17.95 to $23.14 and gross profit for the full year grew from $332.1 million to $495.2 million.

Serving the Needs of our Users, Content Publishers, Advertisers and other Industry Participants

Our business model is designed to addresses the needs of the participants in the TV streaming ecosystem.

Users

Through our streaming platform and our streaming devices, we make it easy and affordable for our users to watch their favorite TV shows and movies, as well as listen to streaming audio. We believe our platform offers users an incredible streaming experience through a user interface that is easy to use and navigate. From the Roku home screen, our users can access the 500,000+ free and paid movies and TV episodes including live TV, news, sports, hit movies, popular shows and more that are available from thousands of channels on our streaming platform. Roku’s powerful cross-channel search capabilities make it simple for our users to find TV episodes, movies and other content across a wide variety of channels. Users are able to control the amount that they spend on streaming content by choosing content that is available on an ad-supported, subscription or transactional basis.

Our direct relationship with our users provides us with detailed insights about our users and their behavior on our platform, including the channels that they install, the content they search for, the channels they watch, and certain content that they purchase or subscribe to on our platform. Our first party data enables us to develop actionable insights such as unbiased search results and content recommendations to improve our users’ experience.

We make TV streaming affordable by offering a lineup of stand-alone streaming players that connect to a user’s TV. Released in the fall of 2019, our current streaming player lineup has manufacturer suggested retail prices ranging from $29.99 to $99.99. We also partner with TV brands that manufacture and sell co-branded Roku TV models. Furthermore, to enhance our users’ experience and to provide a better audio experience we also offer our Roku wireless speakers that connect to a Roku TV, Roku Smart Soundbars with a streaming player built in that enables the soundbar to connect to our streaming platform, and wireless Roku Wireless Subwoofers.

Content Publishers

We enable content publishers to build audiences and monetize their content on our streaming platform. Content publishers can deliver content directly to our large and relevant audiences and reach those users who no longer use or those who never used linear TV or paid TV subscriptions. As consumers shift to TV streaming, content publishers that use our platform are able to reach these streaming audiences at scale and engage users directly. We make it easy for content publishers to distribute and monetize their streaming content through three primary business models, transaction video on demand (“TVOD”), subscription video on demand (“SVOD”), and advertising supported video on demand (“AVOD”). Through our platform we are also able to assist content partners with billing services, including billing customers for in-channel purchases like a movie rental, managing subscriptions and customer invoices.

Content publishers also have access to our promotional and audience development tools to help them attract and retain viewers. Content publishers can use a variety of ad placements, including native display ads on the Roku home screen or a screen saver to drive channel downloads, promote a channel’s content, and direct traffic to their channels in order to drive subscriptions or movie and TV show consumption. We also sell branded channel buttons on streaming player and Roku TV remote controls that are intended to increase incremental usage of the channel by allowing users to launch straight into the channel from the home screen. Our analytics and reporting assist content publishers with analyzing viewership trends and metrics for specific titles. Using machine learning, we also can help content publishers target new audiences that are more likely to subscribe to their services.

In 2017, we launched The Roku Channel as our own streaming channel that drives user engagement on our platform by providing our users free ad-supported access to a large library of third-party content that we directly license, in addition to content made available through The Roku Channel by our content publishers. The Roku Channel provides monetization for both our content partners and Roku through digital advertising. The Roku Channel also is intended to help content publishers drive additional viewership of their content on our platform by making their content available in The Roku Channel. The Roku Channel has grown from providing our users with free access to 1,000 movies and TV episodes to over 10,000 hit Hollywood movies, TV shows, news and more and is rapidly becoming one of our leading sources of advertising inventory. To further drive user engagement, in January 2019, we launched Premium Subscriptions within The Roku Channel, through which we resell ad-free premium content subscription services from providers such as HBO, Showtime, Starz and Epix directly to our users. In addition to a mix of free and subscription based content, The Roku Channel includes marketing tools that are designed to recruit and retain users. During 2019, we launched personalized content selection for users and integrated The Roku Channel into our billing services to enable one-click subscriptions.

Advertisers

Our sophisticated and leading streaming platform enables advertisers, including content publishers, brands and agencies, to reach audiences that are no longer reachable or are increasingly unavailable through traditional advertising on linear TV. Using our tools and advertising platform, advertisers are able to leverage our direct relationship with our users, as well as our user data and insights, to serve relevant, targeted advertisements. Advertisers on our platform also can measure both the effectiveness of the ads served and their return on investment. We also offer engagement analytics such as ad impressions served, click-through rates and video completion rates. We work with a wide variety of third-party measurement companies to measure the branding impact of the ads served and audience demographics, validate ad effectiveness, and quantify sales lift from advertising on our platform. Furthermore, we have relationships with third-party providers that focus on transactional or point of sale data, which enables our advertisers to compare the effectiveness of ads served on our platform to traditional advertising on linear TV. Additional promotional advertising opportunities include content sponsorships to give users the opportunity to experience a free movie or show (e.g. “Family movie night brought to you by…”) and sponsored themes on our home screen. We also sell branded content rows within The Roku Channel.

Through our recent acquisition of dataxu, we significantly expanded our advertising capabilities to include TV-centric planning and buying toolset, and automated bidding and self-serve software solutions to manage ad campaigns programmatically across digital platforms. These capabilities, along with our direct relationships with users, growing scale and proprietary first party-data, allow us to provide advertisers with a differentiated and valuable suite of advertising products and services.

Other Industry Participants

Co-branded Roku TV models that integrate the Roku OS that enable basic TV functions and connect to our TV streaming platform are manufactured and sold by TV brands. Using our hardware reference designs enables our TV brand licensees to manufacture and sell smart TVs that have relatively low hardware costs resulting in TVs that are competitively priced for consumers. Roku TV brand partners also benefit from licensing the Roku OS because they do not have to develop or update their own operating system and we automatically update our OS on Roku TV models when there is an upgrade.

Under the Roku Powered program, we license the Roku OS and our streaming player designs, as well as provide ongoing technology and support services, to certain service operators that distribute Roku Powered players to their subscribers. The Roku Powered program has served as our entry point for certain international markets and has resulted in our brand becoming exposed to content publishers in these markets.

Sales and Marketing

We engage in a wide variety of sales and marketing activities to drive growth in both our platform and player segments and dedicate significant resources to this area. Our sales and marketing activities are primarily focused on building and expanding relationships with content publishers, advertisers, TV brands, retailers and service operators, and driving sales of our streaming players and audio products and Roku TV models to consumers through retail distribution channels.

We have dedicated business development teams that develop and maintain relationships, to promote and build awareness of the features and advantages of the Roku platform among content publishers, advertisers, TV brands and service operators. Our data science team supports our sales and marketing efforts by analyzing data on our platform to increase effectiveness for our content publishers and advertisers as well as for our consumer marketing campaigns. We enter into distribution agreements with our content publishers and license their content through our dedicated content relationship management team. Our relationship with content publishers is typically client-direct. We secure direct access to publishers’ video ad inventory as part of our distribution agreements and serve as an additional channel for content publishers to monetize their audience. These sales efforts are differentiated and complementary to that of our content publishers. Whereas our publishers typically sell on a cross-platform basis and feature their brand and content in their sale, we focus on delivering a large OTT audience across many channels at once. We sell advertising to a wide range of advertisers helping them reach their goals across numerous key performance indicators. Our sales teams and products are organized into six groups that specialize in the unique needs of each area: (i) agency holding companies and Fortune 500 brands, (ii) independent agency and mid-market clients, (iii) content publishers and entertainment brands, (iv) performance and direct to consumer brands, (v) international markets and (vi) local advertising. We work with the major ad agencies and holding companies. We also offer smaller content publishers a self-serve platform to buy promotions and are increasingly incorporating programmatic capabilities into our advertising sales. Through our recent acquisition of dataxu, we also now provide marketers with a single, data-driven software solution to plan, buy and optimize their ad spend across TV and OTT advertising providers. Our expanded advertising capabilities include a TV-centric planning and buying toolset, automated bidding and a self-serve software solution to manage ad campaigns programmatically across multiple digital platforms.

We work with TV brands to assist in all phases of the development of Roku TV models, including development, planning, manufacturing and marketing. Similarly, we work with service operators on the planning and development of their Roku Powered players.

We, together with our Roku TV brand partners, offer consumers low cost, widely available streaming players and Roku TVs and we promote them using a wide range of marketing techniques. Roku players and Roku TVs are available at retail locations in the United States, Canada, the United Kingdom, France, the Republic of Ireland, Mexico, Brazil and several other Latin American countries. In the United States, the majority of streaming players, the Roku Smart Soundbar, Roku Wireless Subwoofer and Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. We also sell our streaming players, Roku Smart Soundbar, Roku TV Wireless Speakers, Roku Wireless Subwoofer and other accessories in the United States directly through our website. In addition, in some cases, we sell our streaming players to service operators or channel partners who bundle such players with services that they sell to their customers. We also sell products internationally through distributors and to retailers. In the years ended December 31, 2019 and December 31, 2018, sales through Amazon, Best Buy and Walmart each accounted for more than 10% of our player segment revenue. These three retailers collectively accounted for 72% and 68% of our player segment revenue for the years ended December 31, 2019 and 2018, respectively. These retailers also sell products offered by our competitors. We support retailers with an experienced sales management team and work closely with these retailers to assist with in-store marketing and product mix forecasting.

Research and Development

Our research and development model relies on a combination of in-house staff and out-sourced design and manufacturing partners to cost-effectively improve and enhance our platform, and to develop new players, audio products, TVs, features and functionality. We work closely with content publishers, advertisers, TV brands and service operators to understand their current and future needs. We have designed a product development process that captures and integrates their feedback. In addition, we solicit user feedback in the development of new features and enhancements to the Roku platform.

We intend to continue to significantly invest in research and development to bring new devices to market and enhance our platform and capabilities.

Manufacturing

We outsource the manufacturing of our products to contract manufacturers, using our design specifications. All of our products are manufactured by contract manufacturers located in the People’s Republic of China and South East Asia. Our contracts do not obligate them to supply products to us in any specific quantity or at any specific price. Our contract manufacturers procure components and assemble our products to demand forecasts we establish based upon historical trends and analysis from our sales and product management functions. The contract manufacturers ship our products to our third-party warehouses in California and England where they ship players directly to retailers, wholesale distributors and to end users.

Government Regulation

Our business and our devices and platform are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. These laws and regulations include general business regulations and laws, as well as regulations and laws specific to providers of Internet-delivered streaming services and Internet-connected devices. New laws and regulations in these areas may have an adverse effect on our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. If we fail to comply with these laws, we may be subject to significant liabilities and other penalties.

In particular, our business is subject to foreign and domestic laws and regulations applicable to companies conducting business using the Internet. Both domestic and foreign jurisdictions vary widely as to how, or whether, existing laws governing areas such as privacy and data security, online platform liability, consumer protection, payment processing or sales and other taxes and intellectual property apply to the Internet and e-commerce, and these laws are continually evolving. Moreover, the laws governing these areas, as well as those governing electronic contracts and Internet content and access restrictions, among other areas, are rapidly evolving. The laws in these areas are unsettled and future developments are unpredictable. Laws that lead to more stringent regulation of companies engaging in businesses using the Internet may have a negative impact on our business.

In the United States, the regulatory framework for privacy and security issues is rapidly evolving. State and federal consumer protection regulators generally exercise oversight of consumer privacy protections and the security of online services. California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA has prompted a number of proposals for new federal and state privacy legislation. State laws may also impose obligations on us in the event of a security breach or inadvertent disclosure of personal information. Foreign jurisdictions impose different, and sometimes more stringent, consumer and privacy protections, including the European Union (“EU”) General Data Protection Regulation (“GDPR”). The GDPR broadly regulates the processing of personal information about individuals in the EU and includes significant penalties for non-compliance. Such consumer privacy laws are constantly changing and may become more diverse and restrictive over time, challenging our ability to fully comply with these laws in all jurisdictions. Privacy laws also may limit the ability of advertisers to fully utilize our platform, which could have a negative impact on our business.

Tax regulations in domestic and international jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, to additional taxes or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, certain countries, including member states of the EU have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies, and any such developments could harm our business.

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

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secret laws, license agreements, confidentiality procedures, employee disclosure and invention assignment agreements and other contractual rights.

As of December 31, 2019, we have over 100 issued patents and 200 pending applications in the United States and foreign countries. We also license technology from third parties when we believe it will facilitate our product offerings or business.

Competition

The TV streaming industry is highly competitive and, as it continues to evolve, we will continue to face aggressive competition in every aspect of our business. We compete with much larger companies which have resources and brand recognition that pose significant competitive challenges. In the face of this competition, we believe our success depends on our ability to acquire users by delivering high quality streaming devices at competitive prices, partnering with Roku TV brands to bring co-branded smart TVs to market, and developing and monetizing our streaming platform with compelling content, promotional services and advertising.

Our competitors include:

•	traditional linear TV distribution and legacy pay TV services;
•

companies that offer TV streaming devices that compete with our streaming players and Roku TV models and companies that license their operating systems for integration into smart TVs and other streaming products;

•

TV brands that offer their own TV streaming solutions within their TVs and well as other devices like game consoles, DVD players, Blu-ray players and set-top boxes that leverage their own operating systems;

•	mobile streaming platforms, that enable users to stream content on phones and tablets;
•	companies that offer content and advertising mediums that are more attractive to advertisers than our streaming platform; and
•

companies that operate in the same locations as our offices that may be better able attract and retain top talent in engineering, research and development, sales and marketing, operations and other organizations.

As the TV streaming market continues to develop, we may become subject to additional competition as we introduce or develop new products and services, as our existing products and services evolve, or as other companies introduce competing products and services.

Employees

As of December 31, 2019, we had approximately 1,650 full-time employees, of which approximately 850 were in research and development, approximately 550 were in sales and marketing, and approximately 250 were in general and administrative and operations. None of our employees are represented by a labor union with respect to his or her employment. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Information about Segment and Geographic Areas

The segment and geographic information required herein is contained in Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

We began operations in 2002 and we have experienced net losses in each year since inception. As of December 31, 2019, we had an accumulated deficit of $313.8 million and for the year ended December 31, 2019, we had a net loss of $59.9 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

Our revenue, gross profit and other operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control. Factors that may contribute to the variability of our operating results and cause the market price of our Class A common stock to fluctuate include:

•	the entrance of new competitors or competitive products in our market, whether by established or new companies;
•	our ability to retain and grow our active account base and increase engagement among new and existing users;
•	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased taxes;
•	our revenue mix, which drives gross profit;
•	seasonal, cyclical or other shifts in revenue from advertising or player sales;
•	the timing of the launch of new or updated products, channels or features;
•	the addition or loss of popular content or channels;
•	the ability of retailers to anticipate consumer demand;
•	an increase in the manufacturing or component costs of our players or the manufacturing or component costs of our TV brand licensees for Roku TV models;
•	delays in delivery of our players, or Roku TV models, or disruptions in our, or our licensees’ supply or distribution chains; and
•

an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

Our gross margins vary across our devices and platform offerings. Player revenue has a lower gross margin compared to platform segment revenue derived through our arrangements with advertising, content distribution, billing and licensing activities. Gross margins on our players vary across player models and can change over time as a result of product transitions, pricing and configuration changes, component costs, player returns and other cost fluctuations. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic or sales channel mix, component cost increases, price competition, or the introduction of new streaming devices, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our player gross margin in an effort to increase the number of active accounts and grow our gross profit. As a result, our player revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to adequately increase our platform revenue and grow the number of active accounts, we may be unable to grow gross profit and our business will be harmed. If a reduction in gross margin does not result in an increase in our active accounts, increase our platform revenue and gross profit, our financial results may suffer, and our business may be harmed.

If we have difficulty managing our growth in operating expenses, our business could be harmed.

We have experienced significant growth in our research and development, sales and marketing, support services, operations and general and administrative functions in recent years and expect to continue to expand these activities. Our historical growth has placed, and expected future growth will continue to place, significant demands on our management, as well as our financial and operational resources, to:

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

In addition, due to the continued growth in our headcount, we entered into lease agreements for a new corporate headquarters, which we began to occupy and started to incur material expenses for during 2019.

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

TV streaming is highly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer our users access to the content they love on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We also must effectively support popular sources of streaming content, such as Amazon Prime Video, Apple TV+, Disney+, Hulu, Netflix and YouTube and respond rapidly to actual and anticipated market trends in the TV streaming industry.

Companies such as Amazon, Apple and Google offer TV streaming devices that compete with our streaming players and Roku TV. In addition, Google licenses its operating system software for integration into smart TVs and service provider set-top boxes and Amazon licenses its operating system software for integration into smart TVs. These companies have greater financial resources than we do and can subsidize the cost of their streaming devices in order to promote their other products and services, which could make it harder for us to acquire new users, retain existing users and increase streaming hours. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience. These companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as digital advertising or website product placement, and have greater resources to devote to such efforts than we do.

In addition, many TV brands offer their own TV streaming solutions within their TVs. Other devices, such as game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality. Similarly, some service operators offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. If consumers of TV streaming content prefer these alternative products to our streaming players and our partners' Roku TV models, we may not be able to achieve our expected growth in revenue, gross profit or ARPU.

In July 2018, we introduced our Roku TV Wireless Speakers, designed specifically for use with Roku TV models, and in September 2019, we launched our Roku Smart Soundbar and Roku Wireless Subwoofer. As a result of these developments, we may face additional competition from makers of TV audio speakers and soundbars, as well as makers of other TV peripheral devices. While our audio products have not generated significant revenue, if these products do not operate as designed or do not enhance the Roku TV or other viewing experience as we intend, our users’ overall viewing experience may be diminished, and this may impact the overall demand for Roku TV models or our other products.

We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit or the failure of our players, Roku TV models and our platform to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming platform we need to continuously invest in product development, marketing, service and support and device distribution infrastructure. In addition, evolving TV standards such as 4K, 8K, HDR and unknown future developments may require further investments in the development of our players, Roku TV and our platform. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion and sales of their products or the distribution of their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our sales volume, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.

We also compete for video viewing hours with mobile platforms (phones and tablets), and users may prefer to view streaming content on such devices. Increased use of mobile or other platforms for TV streaming could adversely impact the growth of our streaming hours, harm our competitive position and otherwise harm our business.

We operate in an evolving industry, which makes it difficult to evaluate our business and prospects. If TV streaming develops more slowly than we expect, our operating results and growth prospects could be harmed. In addition, our future growth depends on the growth of digital advertising.

TV streaming is a rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our products and streaming platform are subject to a high degree of uncertainty. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband internet access, the quality of broadband content delivery, the quality and reliability of new devices and technology, the cost for users relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. These technologies, products and content offerings continue to emerge and evolve. In addition, many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print. The future growth of our business depends on the growth of digital advertising, and on advertisers increasing their spend on such advertising. We cannot be certain that they will do so. If advertisers do not perceive meaningful benefits of digital advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.

Our business model depends on our ability to generate platform revenue from advertisers and content publishers. We generate platform segment revenue primarily from digital advertising and audience development campaigns that run across our streaming platform and from content distribution services. As such, we are seeking to expand our user base and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our streaming platform, we must effectively monetize our expanding user base and streaming activity. The total number of streaming hours, however, does not correlate with platform segment revenue on a period-by-period basis, primarily because we do not monetize every hour streamed on our streaming platform. Moreover, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. During the third quarter of 2019, we began rolling out a new Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that implementing this new feature across the Roku platform will benefit us, our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, have already implemented similar features within their channels. This new Roku OS feature, which now has been rolled out to our entire installed base, supplements these channel features. While we expect continued robust growth in our aggregate streaming hours as we grow active accounts and user engagement with our streaming platform increases, we believe our year-over-year growth rates of streaming hours reported in 2020 are likely to be lower than the year-over-year growth rates we reported in 2019. We do not expect the rollout of this feature to have a material impact on our future financial performance.

Our ability to deliver more relevant advertisements to our users and to increase our platform’s value to advertisers and content publishers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Users may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements. Content publishers may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular channels to improve the relevancy of advertisements provided to our users. Other channels available on our platform, such as Amazon Prime Video, Apple TV+, Hulu and YouTube, are focused on increasing user engagement and time spent within their channel by allowing users to purchase additional content and streaming services within their channels. In addition, we do not currently monetize content provided on non-certified channels, which are not displayed in the Roku channel store and must be added manually by the user, on our streaming platform. If our users spend most of their time within particular channels where we have limited or no ability to place advertisements or leverage user information, or users opt out from our ability to collect data for use in providing more relevant advertisements, we may not be able to achieve our expected growth in platform segment revenue or gross profit. If we are unable to further monetize our streaming platform, our business may be harmed.

In order to materially increase the monetization of our streaming platform through the sale of digital advertising, we will need our users to stream significantly more ad-supported content. Our efforts to monetize our streaming platform through ad-supported content is still developing and may not continue to grow as we expect. Further, while we have experienced, and expect to continue to experience, growth in our revenue from advertising, our efforts to monetize our streaming platform through the distribution of AVOD content are still developing and our advertising revenue may not grow as we expect. This means of monetization will require us to continue to attract advertising dollars to our streaming platform as well as deliver AVOD content that appeals to users. Accordingly, there can be no assurance that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.

Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the year ended December 31, 2019, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts or streaming device sales may be adversely affected, and our business may be harmed.

Most of our agreements with content publishers are not long term and can be terminated by the content publishers under certain circumstances. Any disruption in the renewal of such agreements may result in the removal of certain channels from our streaming platform and may harm our active account growth and engagement.

We enter into agreements with all our content publishers, which have varying terms and conditions, including expiration dates. Our agreements with content publishers generally have terms of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publishers’ security or other platform certification requirements. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these content publishers on our streaming platform. We may not be able to reach a satisfactory agreement before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from our streaming platform. The loss of such channels from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.

If popular content is not available on our platform, we may fail to retain existing users and attract new users.

We must continuously maintain existing relationships and identify and establish new relationships with content publishers to provide popular content. In order to remain competitive, we must consistently meet user demand for popular streaming channels and content; particularly as we launch new players, new Roku TV models are introduced, or we enter new markets, including international markets. If we are not successful in helping our content publishers launch and maintain streaming channels that attract and retain a significant number of users on our streaming platform or if we are not able to do so in a cost-effective manner, our business will be harmed. Our ability to successfully help content publishers maintain and expand their channel offerings on a cost-effective basis largely depends on our ability to:

•	effectively market new streaming channels and enhancements to our existing streaming channels;
•	minimize launch delays of new and updated streaming channels; and
•	minimize streaming platform downtime and other technical difficulties.

In addition, if service operators, including pay TV providers, refuse to grant our users access to stream certain channels or only make content available on devices they prefer, our ability to offer a broad selection of popular streaming channels or content may be limited.

If we fail to help our content publishers maintain and expand their channel offerings or their channels are not available, our business may be harmed.

Our growth will depend in part on our ability to develop relationships with TV brands and, to a lesser extent, service operators.

We developed, and intend to continue to develop, relationships with TV brands and, to a lesser extent, service operators in both the United States and international markets. Our licensing arrangements are complex and time-consuming to negotiate and complete. Our current and potential partners include TV brands, cable and satellite companies and telecommunication providers. Under these license arrangements, we generally have limited control over the amount and timing of resources these entities dedicate to the relationship. If our TV brand or service operator partners fail to meet their forecasts for distributing licensed streaming devices, our business may be harmed.

We license the Roku OS and our smart TV hardware reference designs to certain TV brands to manufacture co-branded smart TVs. The primary economic benefits that we derive from these license arrangements have been and will likely continue to be indirect, primarily from growing our active accounts and increasing streaming hours on our platform. We have not received, nor do we expect to receive, significant license revenue from these arrangements in the near term, but we expect to incur expenses in connection with these commercial agreements. If these arrangements do not result in increased active accounts or streaming hours, our business may be harmed. The loss of a relationship with a TV brand or service operator could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, or increase our marketing costs. If we are not successful in maintaining existing and creating new relationships with any of these third parties, or if we encounter technological, content licensing or other impediments to our development of these relationships, our ability to grow our business could be adversely impacted.

We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV sales.

To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners' Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the year ended December 31, 2019, Amazon, Best Buy and Walmart in total accounted for 72% of our player segment revenue and are expected to each account for more than 10% of our player segment revenue in fiscal 2020. These three retailers collectively accounted for 68% and 61% of our player revenue for the years ended December 31, 2018 and 2017, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or TV brands' Roku TV models or choose not to prominently display those devices in their stores or on their websites, the volume of our streaming devices sold could decrease, which would harm our business. For example, in April 2018, Amazon and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon’s operating system, and such TVs will be sold by Best Buy and Amazon. Although, to date, this arrangement has not limited our TV brand partners’ ability to sell on either Amazon or at Best Buy, if our existing TV brands choose to work exclusively with other operating system developers, this may impact our ability to license the Roku OS and our smart TV hardware reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices and is able to market and promote these products more prominently on its website, and could refuse to offer our devices. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, would require us to increase our marketing expenditures simply to maintain our product visibility, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

We may be unable to successfully expand our international operations and our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.

We currently generate the vast majority of our revenue in the United States and have limited experience marketing, selling, licensing and supporting our devices and monetizing our streaming platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our devices and streaming platform.

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

•	slower adoption and acceptance of streaming devices and services in other countries;
•	competition with other devices that consumers may use to stream TV or existing local traditional pay TV services and products, including those provided by incumbent pay TV service providers;
•	greater difficulty supporting and localizing our streaming devices and streaming platform, including delivering support and training documentation in languages other than English;
•	our ability to deliver or provide access to popular streaming channels to users in certain international markets;
•

different or unique competitive pressures as a result of, among other things, the presence of local consumer electronics companies and the greater availability of free content on over-the-air channels in certain countries;

•	availability of reliable broadband connectivity and wide area networks in areas targeted for expansion;
•

challenges inherent in efficiently staffing and managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits, and compliance programs;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	differing legal and court systems, including limited or unfavorable intellectual property protection;
•	unstable political and economic conditions whatever the cause, including pandemics, Brexit, tariffs, trade wars, or long-term environmental risks;
•

international political or social unrest or economic instability, including as a result of the United Kingdom’s withdrawal from the EU, and other political tensions between countries in which we do business;

•	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations could impact our judgment in determining our tax provision and effective tax rate;
•

the imposition of customs duties on cross-border data flows for streaming services, which are currently prohibited under the WTO’s e-commerce moratorium, but could be permitted if certain WTO Members continue to oppose extension of the moratorium when it is considered at the WTO’s MC-12 Ministerial Meeting in June 2020;

•

digital services taxes, which have been imposed or are under consideration by several European and other countries, which would lead to taxes on certain digital services even though the providers would not be subject to tax under existing international tax rules and treaties;

•

COVID-19 or any other pandemics or epidemics could result in decreased economic activity in certain markets, decreased use of our products, or in our decreased ability to import, export or sell our products to supply such services to existing or new customers in international markets;

•	fluctuations in currency exchange rates could impact our revenue and expenses of our international operations and expose us to foreign currency exchange rate risk;
•	restrictions on the repatriation of earnings from certain jurisdictions;
•	future possible changes in U.S. regulations on exports of U.S. technologies or dealings with certain countries or parties; and
•	working capital constraints.

If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

If we are unable to maintain an adequate supply of quality video ad inventory on our platform or effectively sell our available video ad inventory, our business may be harmed.

While The Roku Channel serves as a valuable source of video ad inventory for us to sell, we are also dependent on our ability to monetize video ad inventory that we obtain from the publishers of ad-supported channels on our streaming platform. We may fail to attract content publishers that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform and continue to grow supply of quality video ad inventory. Our business model depends on our ability to grow video ad inventory on our streaming platform and sell it to advertisers. Our access to video ad inventory in ad-supported streaming channels on our platform varies greatly among channels, accordingly, we do not have access to all of the video ad inventory on our platform. For certain channels, including YouTube’s ad supported channel, we have no access to video ad inventory at this time, and we may not secure access in the future. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality digital advertising inventory at reasonable costs to keep up with demand, our business may be harmed.

We operate in a highly competitive industry and we compete for revenue from advertising with other internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.

Significant disruptions of our information technology systems or data security incidents could harm our reputation, cause us to modify our business practices and otherwise adversely affect our business and subject us to liability.

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, user payment card information, other user information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. Our obligations under applicable laws, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity and availability of personal information in our possession or control. These obligations create potential legal liability, to regulators, our business partners, our users, and other relevant stakeholders and also impact the attractiveness of our subscription service to existing and potential users.

We have outsourced certain elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits and stores our users’ or others’ personal information (such as payment card information) and as a result, we manage a number of third-party vendors who may or could have access to our information technology systems (including our computer networks) or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external threats on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including any efforts to educate or train our employees, we remain vulnerable to phishing attacks. In addition to the unauthorized access or acquisition of sensitive or personal information, such threats could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems likely experience directed attacks on at least a periodic basis that are intended to interrupt our operations; interrupt our users’, content publishers’ and advertisers’ ability to access our platform; extract money from us; and/or obtain our data (including without limitation user or employee personal information or proprietary information). Although we have implemented certain systems, processes, and safeguards intended to protect our information technology systems and data from such threats and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or services in the future. Additionally, our third-party vendors or business partners’ information technology systems may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships.

We maintain insurance policies to cover certain losses relating to our information technology systems. However, there may be exceptions to our insurance coverage such that our insurance policies may not cover some or all aspects of a security incident. Even where an incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that we may be faced with in the wake of a security incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users, business partners, regulators or other relevant stakeholders may harm our reputation and our ability to retain existing users and attract new users. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for threat actors. Our platform also incorporates licensed software from third-parties, including open source software, and we may also be vulnerable to attacks that focus on such third-party software. Any attempts by threat actors to disrupt our platform, our streaming devices, website, computer systems or our mobile apps, if successful, could harm our business, subject us to liability, be expensive to remedy, cause harm to our systems and operations and damage our reputation. Efforts to prevent threat actors from entering our computer systems or exploiting vulnerabilities in our devices are expensive to implement and may not be effective in detecting or preventing intrusion or vulnerabilities. Such unauthorized access to our data could damage our reputation and our business and could expose us to the risk of contractual damages, litigation and regulatory fines and penalties that could harm our business. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter into new markets. Implementing, maintaining, and updating security safeguards requires substantial resources now and will likely be an increasing and substantial cost in the future.

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

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe that we have experienced a data security incident that we have not discovered, attackers have become very sophisticated in the way they conceal their unauthorized access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our users, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. For example, in the wake of a data breach involving payment card data, we may be subject to substantial penalties and related enforcement for failure to adhere to the technical or operational security requirements of the Payment Card Industry (“PCI”) Data Security Standards (“DSS”) imposed by the PCI Council to protect cardholder data. Penalties arising from PCI DSS enforcement are inherently uncertain as penalties may be imposed by various entities within the payment card processing chain without regard to any statutory or universally mandated framework. Such enforcement could threaten our relationship with our banks, card brands we do business with, and our third-party payment processors.

In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other unauthorized access events that result in the unauthorized access, release or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us including existing or potential users’ perceiving our platform, system or networks as less desirable or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, as well as the personal and proprietary information that we possess or control, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. Data protection laws around the world often take a principled, risk-based approach to information security and require “reasonable”, “appropriate” or “adequate” technical and organizational security measures, meaning that the interpretation and application of those laws are often uncertain and evolving, and there can be no assurance that our security measures will be deemed adequate or reasonable in all instances. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain. In addition to potential fines, we could be subject to mandatory corrective action due to a data security incident, which could adversely affect our business operations and result in substantial costs for years to come.

Our actual or perceived failure to adequately protect personal data and confidential information that we (or our service providers or business partners) collect, store or process could trigger contractual and legal obligations, harm our reputation, subject us to liability and otherwise adversely affect our business including our financial results.

In the ordinary course of our business, we collect, store and process personal data (including payment card information) and/or other confidential information of our employees, our partners, and our users. We use third-party service providers and subprocessors to help us deliver our services. These vendors may store or process personal information, payment card information and/or other confidential information of our employees, our partners, or our users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected.

A variety of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, security, transfer and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, each state and the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, European Union member states, and the United Kingdom, as well as some other foreign nations, have passed laws requiring notification to regulatory authorities, to affected users, and/or others within a specific timeframe when there has been a security breach involving certain personal data as well as impose additional obligations for companies. Additionally, our agreements with certain users or partners may require us to notify them in the event of a security breach. Such statutory and contractual disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. Compliance with these obligations could delay or impede the development of new products and may cause reputational harm.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities could result in litigation with our users, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. Any actual or perceived inability to adequately protect the privacy of individuals’ information in our possession, custody or control may render our products or services less desirable and could harm our reputation and business. Any costs incurred as a result of this potential liability could harm our business.

We and our third-party contractors collect, process, transmit and store the personal information of our users, which creates legal obligations and exposes us to potential liability.

We collect, process, transmit and store information about a variety of individuals including our users and their devices, and rely on service providers to collect, process, transmit and store personal information of our users, including our users’ payment card data. Further, we and our service providers as well as business partners use tracking technologies, including cookies, device identifiers and related technologies, to help us manage and track our users’ interactions with our platform, devices, website and partners’ content to deliver relevant advertising and personalized content for ourselves and on behalf of our partners on our devices.

We collect information about the interaction of users with our platform, devices, website, advertisements, and content publishers’ streaming channels. To deliver relevant advertisements effectively, we must successfully leverage this data as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including users’ having the ability to refuse consent to or opt out from our, our service providers or our advertising partners’ collection and use of this data, restrictions imposed by advertisers, content publishers and service providers, changes in technology, and developments in laws, regulations and industry standards. For example, certain European Union laws and regulations prohibit access to or storage of information on a user's device (such as cookies and similar technologies that we use for advertising) that is not “strictly necessary” to provide a user-requested service or used for the “sole purpose” of a transmission unless the user has provided unambiguous, affirmative consent, and users may choose not to provide this consent to collection of information which is used for advertising purposes. Any restrictions on our ability to collect or use data could harm our ability to grow our revenue, particularly our platform revenue which depends on engaging the relevant recipients of advertising campaigns.

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, sharing and security of the data we receive from and about our users, employees and other individuals. The regulatory environment for the collection and use of personal data by device manufacturers, online service providers, content distributors, advertisers and publishers is evolving in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission (“FTC”), state attorneys general, the European Commission and European data protection authorities, have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person and personal data collected through the internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering laws and regulations that could significantly restrict industry participants’ ability to collect, use and share personal data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, the EU General Data Protection Regulation (“GDPR”) became effective in May 2018 and imposes detailed requirements related to the collection, storage and use of personal data related to people located in the EU or which is processed in the context of EU operations and places new data protection obligations and restrictions on organizations and may require us to make further changes to our policies and procedures in the future beyond what we have already done.

Further, in the wake of Brexit, there has been uncertainty with regard to the regulation of data protection in the United Kingdom. Although the United Kingdom enacted a Data Protection Act in May 2018, a level of uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated after Brexit. We made changes to our data protection compliance program to prepare for the GDPR and will continue to monitor the implementation and evolution of data protection regulations, but if we are not compliant with GDPR or other data protection laws or regulations if and when implemented, we may be subject to significant fines and penalties (such as restrictions on personal data processing) and our business may be harmed. For example, under the GDPR, fines of up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater, as well as data processing restrictions could be imposed for violation of certain of the GDPR’s requirements. Other countries have also proposed or passed legislation with personal data obligations similar to that of the GDPR.

The U.S. data protection legal landscape also continues to evolve, with California and Nevada having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. The California Consumer Privacy Act (“CCPA”) went into effect in January 2020 and gives California residents certain rights with respect to their personal information such as rights to access and require deletion of their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was amended and the California Office of the Attorney General has proposed regulations to implement portions of the CCPA. These regulations are subject to public comment. Depending on the final text of the regulations, they may significantly impact the CCPA compliance measures we have, or will, undertake.

We are continuing to assess the impact of new and proposed data privacy and protection laws and proposed amendments to existing laws on our business.

Applicable data privacy and security laws may also obligate us to employ security measures that are appropriate to the nature of the data we collect and process and, among other factors, the risks attendant to our data processing activities in order to protect personal information from unauthorized access or disclosure, or accidental or unlawful destruction, loss, or alteration. We have implemented security measures that we believe are appropriate, but a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. Given the evolving nature of security threats and evolving safeguards, we cannot be sure that our chosen safeguards will protect against security threats to our business including the personal data that we process. However, even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, certain data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing attacks, and we may remain responsible for successful access, acquisition or other disclosure of our data despite the quality and legal sufficiency of our security measures.

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal data from the European Economic Area (the “EEA”) to the United States. However, there are certain unsettled legal issues regarding the adequacy of these data transfer mechanisms, the resolution of which may adversely affect our ability to transfer personal data from the EEA to the United States. We will continue to review our business practices and may find it necessary or desirable to make changes to our personal data processing to cause our transfer and receipt of EEA residents’ personal data to conform to applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate effect of evolving data protection regulation and implementation over time. Member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities.

In addition, some countries are considering or have enacted 'data localization' laws requiring that user data regarding users in their country be maintained in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. We expect that, in addition to the business as usual costs of compliance, the evolving regulatory interpretation and enforcement of laws such as the GDPR and CCPA and other domestic and foreign data protection laws will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

We publish privacy policies, notices, self-certifications (such as the EU-US Privacy Shield), and other documentation regarding our collection, processing, use and disclosure of personal information, credit card information and/or other confidential information. Although we endeavor to comply with our published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, certifications, and documentation. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

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

If government regulations or laws relating to the internet, video, advertising, or other areas of our business change, we may need to alter the manner in which we conduct our business, or our business could be harmed.

We are subject to general business regulations and laws, as well as regulations and laws specific to the internet and online services, which may include laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, calling and texting, content restrictions, and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, video, telecommunications, e-commerce tariffs and consumer protection related to the internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their users and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, actions taken or not taken by providers in response to user activity or the content provided by users. Congress has also enacted legislation related to liability of providers of online services and may continue to legislate in this area. The CCPA and Nevada SPI Law also apply to entities that do business in California and Nevada, respectively, and impose a number of requirements on internet and online services. Moreover, as internet commerce and advertising continue to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely.

As we develop new services and devices, and improve our streaming platform, we may also be subject to new laws and regulations specific to such technologies. For example, in developing our Roku TV reference design, we were required to understand, address and comply with an evolving regulatory framework for developing, manufacturing, marketing and selling TVs. If we fail to adequately address or comply with such regulations regarding the manufacture and sale of TVs, we may be subject to fines or sanctions, and our licensees may be unable to sell Roku TV models at all, which would harm our business and our ability to grow our user base.

Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, and similar activities continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of existing bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use and share user information. The CCPA also imposes requirements on certain tracking activity, and we are continuing to assess the impact of the CCPA and proposed amendments to the law on our business. The EU already has existing laws, which are due for update in 2020, requiring advertisers or companies like ours to, for example, obtain unambiguous, affirmative consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. If we or the third parties that we work with, such as contract payment processing services, content publishers, vendors or developers violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

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

We rely on the expertise of our engineering and software development teams for the performance and operation of the Roku OS, streaming platform and computer systems. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our devices and streaming platform to existing and potential users. We utilize computer systems located either in our facilities or those of third-party server hosting providers and third-party internet-based or cloud computing services. Although we generally enter into service level agreements with these parties, we exercise no control over their operations, which makes us vulnerable to any errors, interruptions or delays that they may experience. In the future, we may transition additional features of our services from our managed hosting systems to cloud computing services, which may require significant expenditures and engineering resources. If we are unable to manage a transition effectively, we may experience operational delays and inefficiencies until the transition is complete. Upon the expiration or termination of any of our agreements with third-party vendors, we may not be able to replace their services in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete. In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business. Any disruption in the services provided by these vendors could have adverse impacts on our business reputation, customer relations and operating results.

If any aspect of our computer systems or those of third parties we utilize in our operations fails, it may lead to downtime or slow processing time, either of which may harm the experience of users. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. We expect to continue to invest in our technology infrastructure to maintain and improve the user experience and platform performance. To the extent that we or our third-party service hosting provider do not effectively address capacity constraints, upgrade or patch systems as needed and continually develop technology and network architecture to accommodate increasingly complex services and functions, increasing numbers of users, and actual and anticipated changes in technology, our business may be harmed.

Our players and Roku TV models must operate with various offerings, technologies and systems from our content publishers that we do not control. If our streaming devices do not operate effectively with those offerings, technologies and systems, our business may be harmed.

The Roku OS is designed for performance using relatively low-cost hardware, which enables us to drive user growth with our players and Roku TV models offered at a low cost to consumers. However, this hardware must be interoperable with all channels and other offerings, technologies and systems from our content publishers, including virtual multi-channel video programming distributors. We have no control over these offerings, technologies and systems beyond our channel certification requirements, and if our players and Roku TV models do not provide our users with a high-quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with our players or Roku TV models, we may be unable to increase active account growth and user engagement, we may be required to increase our hardware costs and our business will be harmed. We plan to continue to introduce new products regularly and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content publishers have the right to test and certify our new products before we can publish their channels on these devices. The certification processes can be time consuming and introduce third-party dependencies into our product release cycles. If content publishers do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, or we may not continue to offer certain channels. To continue to grow our active accounts and user engagement, we will need to prioritize development of our streaming devices to work better with new offerings, technologies and systems. If we are unable to maintain consistent operability of our devices that is on parity with or better than other platforms, our business could be harmed. In addition, any future changes to offerings, technologies and systems from our content publishers, such as virtual service operators, may impact the accessibility, speed, functionality, and other performance aspects of our streaming devices. We may not successfully develop streaming devices that operate effectively with these offerings, technologies or systems. If it becomes more difficult for our users to access and use these offerings, technologies or systems, our business could be harmed.

If our content publishers do not continue to develop channels for our platform and participate in new features that we may introduce from time to time, our business may be harmed.

As our streaming platform and products evolve, we will continue to introduce new features, which may or may not be attractive to our content publishers or meet their requirements. For example, some content publishers have elected not to participate in our cross-channel search feature, our integrated advertising framework, or have imposed limits on our data gathering for usage within their channels. In addition, our streaming platform utilizes our proprietary Brightscript scripting language in order to allow our content publishers to develop and create channels on our streaming platform. If we introduce new features or utilize a new scripting language in the future, such a change may not comply with our content publishers' certification requirements. In addition, our content publishers may find other languages, such as HTML5, more attractive to develop for and shift their resources to developing their channels on other platforms. If content publishers do not find our streaming platform simple and attractive to develop channels for, do not value and participate in all of the features and functionality that our streaming platform offers, or determine that our software developer kit or new features of our platform do not meet their certification requirements, our business may be harmed.

If the advertising and audience development campaigns on our platform are not relevant or not engaging to our users, our growth in active accounts and streaming hours may be adversely impacted.

We have made, and are continuing to make, investments to enable advertisers and content publishers to deliver relevant advertisements and audience development campaigns to our users. Existing and prospective advertisers and content publishers may not be successful in serving ads and audience development campaigns that lead to and maintain user engagement. Those ads and campaigns may seem irrelevant, repetitive or overly targeted and intrusive. We are continuously seeking to balance the objectives of our content publishers and advertisers with our desire to provide an optimal user experience, but we may not be successful in achieving a balance that continues to attract and retain users, content publishers and advertisers. If we do not introduce relevant advertisements and audience development campaigns or such advertisements and audience development campaigns are overly intrusive and impede the use of our streaming platform, our users may stop using our platform which will harm our business.

The Roku Channel may not continue to attract a large number of users and/or generate significant revenue from advertising, and our users may not purchase Premium Subscriptions.

We operate The Roku Channel, which offers both ad-supported free access for users to a collection of films, television series and other content as well as Premium Subscriptions, which we launched in January 2019, allowing our users to pay for ad-free content from various content publishers, all on one streaming channel. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion and operation of The Roku Channel, which we monetize primarily through advertising. If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through revenue generated from advertising. In order to attract users to the ad-supported content on The Roku Channel and drive streaming of ad-supported video on The Roku Channel, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. The agreements that we enter into with these content owners have varying terms and provide us with rights to make specific content available through The Roku Channel during certain periods of time. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements with the content owners, or enter into new agreements with other content owners, in order to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If we are unable to enter into content license agreements on acceptable terms to access content that enables us to attract and retain users of the ad-supported content on The Roku Channel, usage of The Roku Channel may decline, and our business may be harmed. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the available content, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient revenue from advertising to be cost effective for us to operate, regardless of our ability to sell Premium Subscriptions. In addition, we distribute The Roku Channel on platforms other than our own streaming platform, and there can be no assurance that we will be successful in attracting a large number of users and/or generating significant revenue from advertising through the distribution of The Roku Channel on such other streaming platforms.

If our users sign up for offerings and services outside of our platform or through other channels on our platform, our business may be harmed.

We earn revenue by acquiring subscribers for certain of our content publishers activated on or through our platform. If users do not use our platform for these purchases or subscriptions for any reason, and instead pay for services directly with content publishers or by other means that we do not receive attribution for, our business may be harmed. In addition, certain channels available on our platform allow users to purchase additional streaming services from within their channels. The revenue we earn from these transactions are generally not equivalent to the revenue we earn from activations on or through our platform that we receive full attribution credit for. Furthermore, for Premium Subscriptions, we only earn revenue for SVOD channels, including subscriptions to these services through The Roku Channel. Accordingly, if users activate subscriptions for SVOD channels, including channels available as Premium Subscriptions through The Roku Channel other than on our platform, our business may be harmed.

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

Given the seasonal nature of our player sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to macroeconomic conditions, a decline in the effectiveness of our promotional activities, actions by our competitors or disruptions in our supply or distribution chain, tariffs or other restrictions on trade or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our distributors’ ability to timely deliver players and co-branded Roku TV models to retailers during the holiday season. A substantial portion of our expenses are personnel related and include salaries, stock-based compensation and benefits that are not seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on gross profit and operating margins, at least in the short term, and our business would be harmed.

Changes in consumer viewing habits could harm our business.

The manner in which consumers access streaming content is changing rapidly. As the technological infrastructure for internet access continues to improve and evolve, consumers will be presented with more opportunities to access video, music and games on-demand with interactive capabilities. Time spent on mobile devices is growing rapidly, in particular by young adults streaming content as well as content from cable or satellite providers available live or on-demand on mobile devices. In addition, personal computers, smart TVs, DVD players, Blu-ray players, gaming consoles and cable set-top boxes allow users to access streaming content. If other streaming or technology providers are able to respond and take advantage of changes in consumer viewing habits and technologies better than us, our business could be harmed.

New entrants may enter the TV streaming market with unique service offerings or approaches to providing video. In addition, our competitors may enter into business combinations or alliances that strengthen their competitive positions. If new technologies render the TV streaming market obsolete or we are unable to successfully compete with current and new competitors and technologies, our business will be harmed.

If our efforts to build a strong brand and maintain customer satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our business may be harmed.

Building and maintaining a strong brand is important to attract and retain users, as potential users have a number of TV streaming choices. Successfully building a brand is a time consuming and comprehensive endeavor and can be positively and negatively impacted by any number of factors. Certain factors, such as the quality or pricing of our players or our customer service, are within our control. Other factors, such as the quality and reliability of Roku TV models and the quality of the content that our content publishers provide, may be out of our control, yet users may nonetheless attribute those factors to us. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. Many of our competitors are larger companies and promote their brands through traditional forms of advertising, such as print media and TV commercials, and have substantial resources to devote to such efforts. Our competitors may also have greater resources to utilize digital advertising or website product placement more effectively than we can. If we are unable to execute on building a strong brand, it may be difficult to differentiate our business and streaming platform from our competitors in the marketplace, therefore our ability to attract and retain users may be adversely affected and our business may be harmed.

Our streaming platform allows our users to choose from thousands of channels, representing a variety of content from a wide range of content publishers. Our users can choose and control which channels they download and watch, and they can use certain settings to prevent channels from being downloaded to our streaming devices. While we have policies that prohibit the publication of content that is unlawful, incites illegal activities or violates third-party rights, among other things, we may distribute channels that include controversial content. Controversies related to the content included on certain of the channels that we distribute could result in negative publicity, cause harm to our reputation and brand or subject us to claims and may harm our business.

We must successfully manage streaming device and other product introductions and transitions to remain competitive.

We must continually develop new and improved streaming devices and other products that meet changing consumer demands. Moreover, the introduction of a new streaming device or other product is a complex task, involving significant expenditures in research and development, promotion and sales channel development. For example, in 2018, we introduced our Roku TV Wireless Speakers, designed specifically for use with Roku TV models, and in 2019 we introduced our Roku Smart Soundbar and Roku Wireless Subwoofer. Whether users will broadly adopt new streaming devices or other products is not certain. Our future success will depend on our ability to develop new and competitively priced streaming devices and other products and add new desirable content and features to our streaming platform. Moreover, we must introduce new streaming devices and other products in a timely and cost-effective manner, and we must secure production orders for those products from our contract manufacturers. The development of new streaming devices and other products is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new streaming devices and products depends on a number of factors, including:

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

If any of these or other factors materializes, we may not be able to develop and introduce new products in a timely or cost-effective manner, and our business may be harmed.

We do not have manufacturing capabilities and primarily depend upon a small number of contract manufacturers, and our operations could be disrupted if we encounter problems with our contract manufacturers.

We do not have any internal manufacturing capabilities and primarily rely upon one contract manufacturer to build our players, smart soundbars and wireless subwoofers. We similarly rely on another contract manufacturer to manufacture our wireless speakers. Our contract manufacturers are vulnerable to:

•	capacity constraints,
•	reduced component availability,
•

production disruptions or delays, including from strikes, mechanical issues, quality control issues, natural disasters, and public health crises, such as the outbreak of the coronavirus, known as COVID-19; and

•	the impact of U.S. or foreign tariffs on components or finished goods;
•	increases in U.S. tariffs on imports of our players; and
•	foreign tariffs on U.S. parts or components for finished players that are assembled in Asia.

As a result, we have limited control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new streaming devices or other products.

We also have limited control over our contract manufacturers' quality systems and controls, and therefore must rely on them to manufacture our players and other products to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our players and other products and ultimately our brand. Furthermore, any adverse change in our contract manufacturers’ financial or business condition could disrupt our ability to supply our players or other products to our retailers and distributors.

Our contracts with our contract manufacturers generally do not obligate them to supply our players or other products in any specific quantity or at any specific price. In the event our contract manufacturers are unable to fulfill our production requirements in a timely manner, their costs increase because of U.S. or international tariffs, or they decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards or at all. Any significant interruption in manufacturing at one of our contract manufacturers for any reason could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue. In addition, our contract manufacturers' facilities are located in South East Asia and the People’s Republic of China and may be subject to political, economic, labor, trade, social and legal uncertainties that may harm our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, trade and export or import restrictions. Furthermore, any manufacturing issues affecting the quality of our products, including players and audio products, could harm our business.

If either of our contract manufacturers fails for any reason to continue manufacturing our players or other products in required volumes and at high quality levels, or at all, we would have to identify, select and qualify an acceptable alternative contract manufacturer or manufacturers. Alternative contract manufacturers may not be available to us when needed, or at all, or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards, or at all. Any significant interruption in manufacturing at a contract manufacturer could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, active account growth or streaming hour growth.

Certain Roku TV brands do not have manufacturing capabilities and primarily depend upon contract manufacturers, and the supply of Roku TV models to the market could be disrupted if they encounter problems with their contract manufacturers or suppliers.

Certain Roku TV brands do not have internal manufacturing capabilities and primarily rely upon contract manufacturers to build the Roku TV models that they sell to retailers. Their contract manufacturers may be vulnerable to capacity constraints and reduced component availability, increases in U.S. tariffs on imports of Roku TV models, future possible changes in U.S. regulations on exports of U.S. technologies or dealings with certain countries or parties, international tariffs on U.S. parts or components for Roku TV models that are assembled outside of the U.S., and their control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply may be limited. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of their Roku TV models. A significant interruption in the supply of Roku TV models to retailers and distributors could, in turn, reduce our active accounts and streaming hours.

Furthermore, any manufacturing issues affecting the quality of our Roku TV brand partners’ Roku TV models, could harm our brand and our business.

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.

Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which our contract manufacturers and component suppliers are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs. For example, in November 2018 the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (“USMCA”) which supersedes the North American Free Trade Agreement. The USMCA still must be ratified by the respective governments of each of the three countries. Congress approved the USMCA in the United States-Mexico-Canada Agreement Implementation Act (H.R.5430) in January 2020 (the “Act”), and the Act was signed into law in January 2020. While the Act authorizes the President to declare that the USMCA agreement has entered into force, under U.S. practice, the Office of the U.S. Trade Representative must review Mexico’s and Canada’s laws and regulations to ensure that both are fully in compliance with the USMCA obligations and commitments before the President issues a Presidential Proclamation declaring that the USMCA agreement has “entered into force” under U.S. law. While the three countries reportedly are eager to bring the agreement into force this summer, the U.S., Canadian, and Mexican approval and entry into force processes could involve additional delays, uncertainties, or political complications.

The current U.S. Administration also has threatened tougher trade terms with China and other countries, leading to the imposition of substantially higher U.S. Section 301 tariffs on roughly $380 billion of imports from China. In response, China has imposed higher Chinese tariffs on a large amount of U.S. exports to China, which could affect the prices of U.S. origin parts or components of our products assembled in China. In January 2020, the U.S. and China signed a “Phase One” trade deal pursuant to which, among other things, the U.S. will modify its

Section 301 tariff actions. As part of the Phase One agreement, the U.S. canceled additional Section 301 duties that were originally scheduled to go into effect in December 2019 on certain imported products, including certain of our products, and reduced the duties on certain other imported products, including televisions assembled in China by Roku TV brand partners, from 15% ad valorem to 7.5%.

At this time, it is unknown whether and to what extent the USMCA will be ratified by Canada; whether the Phase One deal will last or whether there will be sufficient progress on Phases Two and Three to lead to a further reduction in U.S.-China trade tensions: whether additional Section 301 tariffs will be imposed on Roku products, imported from China and, if so, how long U.S. tariffs on Chinese goods will remain in effect or whether even higher tariffs will be imposed, or new regulatory proposals to restrict trade will be adopted; whether international trade agreements will be negotiated or existing free trade agreements re-negotiated; whether new trade or tariff actions will be announced by the current Administration; or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes, and higher prices could depress consumer demand. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Also, various countries, in addition to the United States, regulate the import and export of certain commodities, software, and technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, or collaborate on technology with our commercial or strategic partners, or could limit our commercial and/or strategic partners’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, the imposition of customs duties on intangible goods such as cross-border data flows which are currently duty-free under the WTO’s temporary e-commerce moratorium which faces opposition from certain WTO Members when it comes up for extension at the WTO Ministerial Meeting in June, digital services taxes which potentially could expose certain digital services to new taxes, economic sanctions or related legislation, increased export and import controls stemming governmental policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or new customers in international markets or source components and parts from certain suppliers. Any decreased use of our products or limitation on our ability to export or sell our products, or source parts and components, would harm our business.

Further, following the result of a referendum in 2016, the United Kingdom formally left the EU on January 31, 2020. The United Kingdom’s withdrawal from the EU is commonly referred to as “Brexit.” Pursuant to the withdrawal arrangements agreed to between the United Kingdom and the EU, the United Kingdom is subject to a transition period until December 31, 2020, during which EU rules will continue to apply (the “Brexit Transition Period”). Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Brexit Transition Period. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until after the Brexit Transition Period and the United Kingdom and EU reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.

The supply chains of our contract manufacturers’ and many of our licensees may source products, parts or components from China, countries near China and the region. There are many uncertainties around COVID-19, including scientific and health issues, the unknown duration and extent of economic disruption in China and other markets, and the impact, if any, on the Chinese, U.S., and global economies. As a result, COVID-19 may result in supply shortages of our products or our licensee’ products, c our ability or our licensees’ ability to import, export or sell streaming devices to customers in U.S. and international markets. Any decrease, limitations or delays on our or our licensees’ ability to import, export, or sell our streaming devices would harm our business.

If we fail to accurately forecast our manufacturing requirements and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.

We bear supply risk under our contract manufacturing arrangements. Lead times for the materials and components that our contract manufacturers order on our behalf through different component suppliers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our players or other products are currently lengthy, requiring our contract manufacturers to order materials and components several months in advance. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In the past, we have agreed to reimburse our contract manufacturers for purchased components that were not used as a result of our decision to discontinue a certain model of player or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business.

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

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as tariffs on U.S. parts or components for finished players that are used in final assembly of their components, or the risk that the strategic supplier may stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. Such suppliers may also face production, shipping, or logistical constraints arising from COVID-19. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available. Switching from a sole-source supplier would require that we redesign our players to accommodate new components and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission (“FCC”), which would be costly and time-consuming.

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

If we fail to attract and retain key personnel, effectively manage succession, or hire, develop, and motivate our employees, we may not be able to execute our business strategy or continue to grow our business.

Our success depends in large part on our ability to attract and retain key personnel on our senior management team and in our engineering, research and development, sales and marketing, operations and other organizations. In particular, our founder, President and Chief Executive Officer, Anthony Wood, is critical to our overall management, as well as the continued development of our devices and streaming platform, our culture and our strategic direction. We do not have long-term employment or non-competition agreements with any of our personnel. The loss of one or more of our executive officers or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. Because we face significant competition for personnel, particularly in the San Francisco Bay Area where our headquarters is located, to attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation packages before we can validate the productivity of those employees. To retain employees, we also may need to increase our employee compensation levels in response to competition. The loss of employees or the inability to hire additional skilled employees is necessary to support our growth could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause disruptions.

We believe a critical component to our success and our ability to retain our best people is our culture. As we continue to grow, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Moreover, the equity ownership of many of our employees could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business.

We need to maintain operational and financial systems that can support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability or failure to do so could adversely affect our financial reporting, billing and payment services.

We have a complex business that is growing in size and complexity both in the United States and in international jurisdictions. To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally or acquire new businesses, we will need to maintain and may need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. Our business arrangements with our content partners, advertisers, Roku TV brand partners and other licensees, and the rules that govern revenue and expense recognition in our business are increasingly complex. To manage the expected growth of our operations and increasing complexity, we must maintain operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. An inability to do so will negatively affect our financial reporting, billing and payment services. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our users, content publishers, advertisers, advertisement agencies, Roku TV brand partners, or other licensees; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.

We are subject to payment-related risks and, if our advertisers or advertising agencies do not pay or dispute their invoices, our business may be harmed.

Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. We may also be involved in disputes with agencies and their advertisers over the operation of our streaming platform or the terms of our agreements. If we are unable to collect or make adjustments to bills, we could incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. If we are not paid by our advertisers or advertising agencies on time or at all, our business may be harmed.

Changes in how network operators manage data that travel across their networks could harm our business.

Our business relies upon the ability of our users to access high-quality streaming content through the internet. As a result, the growth of our business depends on our users’ ability to obtain and maintain low-cost, high-speed access to the internet, which relies in part on the network operators’ continuing willingness to upgrade and maintain their equipment as needed to sustain a robust internet infrastructure as well as their continued willingness to preserve the open and interconnected nature of the internet. We exercise no control over network operators, which makes us vulnerable to any errors, interruptions or delays in their operations. Any material disruption or degradation in internet services could harm our business.

To the extent that the number of internet users continues to increase, network congestion could adversely affect the reliability of our streaming platform. We may also face increased costs of doing business if network operators engage in discriminatory practices with respect to streamed video content in an effort to monetize access to their networks by data providers. In the past, internet service providers have attempted to implement usage-based pricing, bandwidth caps and traffic “shaping” or throttling. To the extent network operators were to create tiers of internet access service and either charge us for access to these tiers or prohibit our content offerings from being available on some or all of these tiers, our quality of service could decline, our operating expenses could increase and our ability to attract and retain users could be impaired, each of which would harm our business.

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

Litigation regarding intellectual property rights could result in the loss of rights important to our devices and streaming platform, cause us to incur significant legal costs or otherwise harm our business.

Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us will grow. Plaintiffs who have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. The cost of patent litigation or other proceedings, even if resolved in our favor, has been or could be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management from our business. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business.

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

Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and records as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to prevent the disclosure of our trade secrets to third parties, or if our competitors independently develop any of our trade secrets, we may not be able to establish or maintain a competitive advantage in our market, which could harm our business.

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

In February 2015, the FCC adopted open internet rules intended to protect the ability of consumers and content producers to send and receive non-harmful, lawful information on the internet, known as the Open Internet Order. The Open Internet Order prohibited broadband internet access service providers from: (i) blocking access to legal content, applications, services or non-harmful devices; (ii) throttling, impairing or degrading performance based on content, applications, services or non-harmful devices; and (iii) charging more for favorable delivery of content or favoring self-provisioned content over third-party content (collectively, the “prohibited activities”). The Open Internet Order also prohibited broadband internet access service providers from unreasonably interfering with consumers’ ability to select, access and use the lawful content, applications, services or devices of their choosing as well as edge providers’ ability to make lawful content, applications, services or devices available to consumers.

In January 2018, the FCC released a new order, known as the Restoring Internet Freedom Order (the “Order”), that repealed most of the blocking, throttling, and paid prioritization restrictions adopted in the Open Internet Order. The Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from conducting the “prohibited activities” but continued to require broadband internet access service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Order went into effect in April 2018 and the remainder went into effect in June 2018. Numerous judicial challenges to the Order were filed, and in October 2019, the Court of Appeals for the District of Columbia Circuit upheld nearly all of the Order, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet access service, requiring case by case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the Order but allowed the Order to remain in effect pending the FCC’s review. The original parties were denied a rehearing by the full D.C. Circuit Court of Appeals in February 2020, but parties may still appeal to the Supreme Court. To the extent the courts, the agencies or the states do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

Several states have adopted or are considering network neutrality legislation or regulation. For example, California’s legislation codifies portions of the FCC’s rescinded Open Internet Order. The U.S. Department of Justice filed suit in September 2018 to block implementation of the California law, and several broadband service provider trade associations also have sued California to invalidate its net neutrality law on grounds that the law is preempted by the Order, among other claims. The status of the preemption claim is uncertain in light of the Court of Appeals decision on the FCC's preemption authority. The California Attorney General agreed to delay implementation of the law until the litigation is resolved. Several states have enacted net neutrality legislation and governors in several other states have signed executive orders requiring broadband internet access service providers contracting with state agencies to adhere to network neutrality principles. The regulatory framework for network neutrality thus remains unsettled and is subject to ongoing Federal and state legislative and regulatory activity. Moreover, the FCC’s legal authority and willingness to preempt state net neutrality laws on a case-by-case basis remain unsettled. If the FCC preempts individual state net neutrality laws that prohibit blocking, throttling, and other discriminatory practices, our business could be harmed.

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

If we are found liable for content that is distributed through or advertising that is served through our platform, our business could be harmed.

As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (the “DMCA”) is intended, in part, to limit the liability of eligible service providers for caching, hosting or linking to, user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. However, the DMCA and similar statutes and doctrines that we may rely on in the future is subject to uncertain judicial interpretation and regulatory and legislative amendments. Moreover, the DMCA provides protection primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections or if a court were to disagree with our application of those rules to our business, we could incur liability and our business could be harmed. If we become liable for these types of claims as a result of the content that is streamed over our platform, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.

In addition, regardless of any legal protections that may limit our liability for the actions of third parties, we may be adversely impacted if copyright holders assert claims, or commence litigation, alleging copyright infringement against the developers of channels that are distributed on our platform. While our platform policies prohibit streaming content on our platform without distribution rights from the copyright holder, and we maintain processes and systems for the reporting and removal of infringing content, in certain instances our platform has been misused by unaffiliated third parties to unlawfully distribute copyrighted content. If content owners or distributors are influenced by the existence of types of claims or proceedings and are deterred from working with us as a consequence, this could impair our ability to maintain or expand our business, including through international expansion plans.

Our involvement in any such legal matters now or in the future, could cause us to incur significant legal expenses and other costs, and be disruptive to our business.

Our streaming devices are technically complex and may contain undetected hardware errors or software bugs, which could manifest themselves in ways that could harm our reputation and our business.

Our streaming devices and those of our licensees are technically complex and have contained and may in the future contain undetected software bugs or hardware errors. These bugs and errors can manifest themselves in any number of ways in our devices or our streaming platform, including through diminished performance, security vulnerabilities, data quality in logs or interpretation of data, malfunctions or even permanently disabled devices. Some errors in our devices may only be discovered after a device has been shipped and used by users and may in some cases only be detected under certain circumstances or after extended use. We also update the Roku OS and our software on a regular basis, and, despite our quality assurance processes, we could introduce bugs in the process of any such update. The introduction of a serious software bug could result in devices becoming permanently disabled. We offer a limited one year warranty in the United States and any such defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and users and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty, or other violations of laws or regulations. In addition, our contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of Roku and our products. In addition, if our insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

Components used in our products may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.

We rely on third-party component suppliers to provide certain functionalities needed for the operation and use of our products. Any errors or defects in such third-party technology could result in errors in our products that could harm our business. If these components have a manufacturing, design or other defect, they can cause our products to fail and render them permanently inoperable. For example, the typical means by which our users connect their home networks to our players is by way of a Wi-Fi access point in the home network router. If the Wi-Fi receiver in our player fails, then our player cannot detect a home network’s Wi-Fi access point, and our player will not be able to display or deliver any content to the TV screen. As a result, we may have to replace these players at our sole cost and expense. Should we have a widespread problem of this kind, our reputation in the market could be adversely affected and our replacement of these players would harm our business.

If we experience higher player returns than we expect and are unable to resell such returned players as refurbished players, our business could be harmed.

We offer customers who purchase players through our website 30 days to return such players. We also generally honor the return policies of our retail and distribution partners, who typically allow customers to return players, even with open packaging within certain time periods that may exceed 30 days. We generally resell any returned players as refurbished players. To the extent we experience a greater number of returns than we expect, are unable to resell returned players as refurbished players, or are required to provide price protection in amounts greater than we expect, our business could be harmed.

If we are unable to obtain necessary or desirable third-party technology licenses, our ability to develop new streaming players or platform enhancements may be impaired.

We utilize commercially available off-the-shelf technology in the development of our players and streaming platform. As we continue to introduce new features or improvements to our players and our streaming platform, we may be required to license additional technologies from third parties. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. If we are unable to obtain necessary third-party licenses, we may be required to obtain substitute technologies with lower quality or performance standards, or at a greater cost, any of which could harm the competitiveness of our players, streaming platform and our business.

Our use of open source software could impose limitations on our ability to commercialize our devices and our streaming platform.

We incorporate open source software in our streaming platform. From time to time, companies that incorporate open source software into their products and services have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Although we monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on the sale of our devices. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our devices, to re-engineer our devices or to discontinue the sale of our devices in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business.

The quality of our customer support is important to our users and licensees, and, if we fail to provide adequate levels of customer support, we could lose users and licensees, which would harm our business.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, we adopted Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective method. We applied the revenue standard to all contracts that were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the prior periods. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could harm our business.

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We recently acquired dataxu, Inc. and may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions of businesses, products or technologies in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

We have outstanding debt and our credit facility provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.

We entered into a credit agreement among us, as borrower, the lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., or the Agent providing for a (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million, (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million, (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility subject to certain conditions (collectively, the “Credit Agreement”). The Credit Agreement contains a number of affirmative and negative covenants, which may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. The Credit Agreement also contains a financial covenant requiring us to maintain a minimum adjusted quick ratio of at least 1.00 to 1.00, tested as of the last day of any fiscal quarter on the basis of the prior period of our four consecutive fiscal quarters. Pursuant to the Credit Agreement, we granted the Agent a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Term Loan A and Revolving Credit Facilities.”

In November 2019, we borrowed $100.0 million aggregate principal amount pursuant to the Term Loan A Facility. As of December 31, 2019, we were in compliance with the financial covenants. However,  if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

When we borrowed pursuant to the Term Loan A Facility, we choose LIBOR as the benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform which may cause LIBOR to cease to exist, establish new methods of calculating LIBOR, or replace LIBOR with an alternative reference rate(s). The consequences of these developments cannot be entirely predicted and could have an adverse impact on the value of our LIBOR-linked financial obligations, such as an increase in the cost of our credit agreement indebtedness.

If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various jurisdictions in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our noncompliance, which could harm our business.

By engaging in business activities in the United States, we become subject to various jurisdiction laws and regulations, including requirements to collect sales tax from our sales within those jurisdictions, and the payment of income taxes on revenue generated from activities in those jurisdictions. The laws and regulations governing the collection of sales tax for sales on our website and payment of income taxes are numerous, complex, and vary by jurisdiction. A successful assertion by one or more jurisdictions that we were required to collect sales or other taxes or to pay income taxes where we did not could result in substantial tax liabilities, fees and expenses, including substantial interest and penalty charges, which could harm our business.

New legislation that would change U.S. or foreign taxation of international business activities or other tax-reform policies could harm our business.

Reforming the taxation of international businesses has been a priority for U.S. politicians, and key members of the legislative and executive branches, and a wide variety of changes has been proposed or enacted. Certain changes to U.S. tax laws could affect the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we maintain outside the United States. Additionally, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and harm our business.

For example, the Tax Cuts and Jobs Act (“TCJA”) was enacted in December 2017 and significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, among other things, included changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our financial position and result of operations.

In addition, an increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, the EU, certain member states, and other countries have proposed or enacted taxes on digital advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations.

We continue to examine the impact these and other tax reforms may have on our business. The impact of these and other tax reforms is uncertain and one or more of these or similar measures could seriously harm our business.

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new devices and enhance our streaming platform, maintain adequate levels of inventory to support our retail partners’ demand requirements, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our streaming platform, the Roku OS and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. For example, we entered into lease agreements for a corporate headquarters, and we started to incur material expenses during 2019. On November 8, 2019 we acquired dataxu, Inc. for aggregate consideration of $78.7 million in cash and 571,459 shares of our Class A common stock.

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

Natural disasters or other catastrophic events could disrupt and impact our business.

Occurrence of any catastrophic event, including earthquake, flood, tsunami or other weather event, power loss, internet failure, software or hardware malfunctions, cyber-attack, war, terrorist attack, medical epidemic or pandemic, other man-made disasters or other catastrophic events could disrupt our business operations. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. In particular, our principal offices are located in California, our contract manufacturers and some of our suppliers are located in Asia both of which are regions known for seismic activity making our operations in these areas vulnerable to natural disasters or other business disruptions in these areas. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. If our streaming platform was to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver streaming content, including advertising, to our users would be impaired. Disruptions in the operations of our contract manufacturers as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our players or other products, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.

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

In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of December 31, 2019, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 15.8% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.

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

If securities or industry analysts do not publish research or publish unfavorable research about our business or if they downgrade our stock, our stock price and trading volume could decline.

A limited number of equity research analysts provide research coverage of our Class A common stock, and we cannot assure you that such equity research analysts will adequately provide research coverage of our Class A common stock. A lack of adequate research coverage may adversely affect the liquidity and market price of our Class A common stock. If securities or industry analysts cover our company and one or more of these analysts downgrades our stock or issues other unfavorable commentary or research, the price of our Class A common stock could decline. If one or more equity research analysts cease coverage of our company, or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.

As a public company listed in the United States, we incur significant legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Global Select Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

We have never declared or paid any cash dividends on our Class A or Class B common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings to grow our business and for general corporate purposes. Moreover, our outstanding Credit Agreement contains prohibitions on the payment of cash dividends on our capital stock. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are currently located in Los Gatos, California under a lease that expires in March 2020. We use this space for sales, research and development and administrative purposes. In 2018, we entered into lease agreements for office space in San Jose, California to house our new headquarters. The lease includes multiple buildings and we commenced occupancy in the first building in 2019 and intend to complete our move into the new headquarters in March 2020. In addition, we maintain other offices in the United States in New York, Boston, Austin, Chicago, and Santa Monica and outside of the United States in the United Kingdom, China and Denmark. We believe that our facilities are suitable to meet our current needs.

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on The Nasdaq Global Select Market under the ticker symbol “ROKU.” Our Class B common stock is not listed or traded on any exchange.

Holders of Record

As of January 31, 2020, there were 68 stockholders of record of our Class A common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions. As of January 31, 2020, there were approximately 30 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. The terms of our Credit Facility also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our capital stock.

Sale of Unregistered Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities

None.

(b)	Use of Proceeds

On September 27, 2017, our registration statement on Form S-1 (No. 333-220318) was declared effective by the SEC for our initial public offering (“IPO”) of Class A common stock. On October 2, 2017, we closed our IPO, in which we issued and sold 10.4 million shares of our Class A common stock at a public offering price of $14.00 per share, for net proceeds of approximately $134.8 million, after deducting underwriting discounts and commissions of $10.1 million. We incurred offering cost of $3.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-220318), which was declared effective by the SEC on September 27, 2018. Following the sale of the shares in connection with the closings of the IPO, the offering terminated.

As of December 31, 2019, we have used the entirety of the net proceeds from our IPO.

Stock Performance Graphs and Cumulative Total Return

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Roku, Inc., under the Securities Act.

The following graph shows the cumulative total stockholder return of an investment of $100 in cash from September 29, 2017 (the date our Class A common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2019, for (i) our Class A common stock, (ii) the Nasdaq Composite Index and (iii) the Peer Group of companies. Because no published index of comparable player and platform companies is currently available, we have used Peer Group of companies for the purposes of this graph in accordance with the requirements of the SEC. The Peer Group is made up of Facebook, Inc., Alphabet, Inc., Logitech International S.A., Netflix, Inc.,

Snap, Inc., Twitter, Inc., Yelp, Inc. and Zillow Group, Inc. Not all of the companies included in Peer Group participate in all the lines of business in which we are engaged, and some of the companies are engaged in lines of business in which we do not participate. Additionally, the market capitalization of some of the companies included in the Peer Group are different from ours.

Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company name / Index	9/28/17	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
Roku, Inc.	$100.00	$189.57	$369.86	$222.15	$304.42	$521.64	$218.84	460.71	646.87	726.72	956.19
Nasdaq Composite Index	$100.00	$100.66	$107.25	$110.03	$117.30	$126.00	$104.21	121.72	126.43	126.66	142.44
Peer Group	$100.00	$101.01	$107.32	$106.80	$123.54	$118.94	$98.33	116.98	120.78	119.52	134.14

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2019. All outstanding awards relate to our Class A common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
	(in thousands, except per share amount)
Equity compensation plans approved by security holders (2)	15,668	$14.84	19,039
Equity compensation plans not approved by security holders	—	—	—
Total	15,668	$14.84	19,039

(1) Restricted stock units and warrants have been excluded for purposes of computing weighted average exercise prices in column (b) as they do not have an exercise price.

(2) The number of securities remaining available for future issuance in column (c) includes 16,950 shares of Class A common stock, available for issuance under our 2017 Equity Incentive Plan (the “2017 Plan”) in column (a) and, includes 2,089 shares of Class A common stock available for issuance under our 2017 Employee Stock Purchase Plan. The number of shares authorized for issuance under the 2017 Plan are subject to an annual increase.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with the Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2016 and December 26, 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and December 26, 2015 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

In 2017, the Company changed the fiscal year-end to match the calendar year-end. Prior to 2017, the Company’s fiscal year was the 52- or 53-week period that ended on the last Saturday of December. Fiscal year 2016 ended on December 31, 2016 and spanned 53 weeks.

	Years Ended December 31,				Year Ended December 26,
	2019 (1) (2)	2018 (1)	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total net revenue	$1,128,921	$742,506	$512,763	$398,649	$319,857
Net loss attributable to common stockholders	$(59,937)	$(8,857)	$(63,509)	$(42,758)	$(40,611)
Net loss per share attributable to common stockholders— basic and diluted (3)	$(0.52)	$(0.08)	$(2.24)	$(9.01)	$(10.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	115,218	104,618	28,308	4,746	4,030
Consolidated Balance Sheet Data:
Total assets	$1,470,234	$464,997	$371,897	$179,078	$176,511
Total long-term liabilities	$413,507	$26,342	$56,360	$43,217	$46,593

(1)

We adopted the guidance in Revenue from Contracts (Topic 606) using the modified retrospective method effective January 1, 2018. Accordingly, the consolidated statement of operations for the years ended December 31, 2019 and 2018 reflect the impact of this adoption.

(2)

We adopted the guidance in Leases (Topic 842) using the optional transition method effective January 1, 2019. Accordingly, the consolidated statement of operations and consolidated balance sheet for the year ended December 31, 2019 reflects the impact of this adoption.

(3)	See Note 16 to the Consolidated Financial Statements in Item 8 for an explanation of the calculations of basic and diluted net loss per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” Our fiscal year ends on December 31.

Overview

Roku is the leading TV streaming platform in the United States based on hours streamed. We pioneered streaming to the TV and were founded on the belief that someday all TV content would be streamed. Over the last year as TV streaming has become mainstream, many of the biggest names in media and TV programming embraced the transition to streaming resulting in the launch of new TV streaming services, growing investment in original content that is exclusive to streaming, and more ad-supported TV viewing options. We are capitalizing on this economic opportunity by connecting our users to the streaming content they love, enabling content publishers to build and monetize large audiences, and providing advertisers with unique capabilities to reach and engage consumers. As of December 31, 2019, we had 36.9 million active accounts, an increase of 36% from the prior year, and our users streamed 40.3 billion hours of content during 2019, an increase of 68% year-over-year.

Our business model is driven by three core activities. We focus on increasing the number of active accounts on our streaming platform, increasing user engagement and growing the hours of content streamed, and growing our revenue and gross profit by monetizing user activity on our platform. To increase the number of active accounts on our platform, we sell stand-alone streaming devices, we partner with TV brand partners who license the Roku OS to manufacture and sell Roku TV models, and we also license the Roku OS to certain service operators. During 2019, the fastest growing source of new accounts was licensing arrangements with our Roku TV brand partners and other service operators, which collectively accounted for 56% of new accounts, up from 50% in 2018.

We operate in two revenue segments: the platform segment and the player segment. We generate platform revenue from the sale of digital advertising and related services, content distribution services, subscription and transaction revenue shares, Premium Subscriptions, billing services, sale of branded channel buttons on remote controls and licensing arrangements with service operators and TV brands. We measure our platform monetization through average revenue per user (“ARPU”), which we believe represents the inherent value of our business. We generated revenue of $1,128.9 million during the year ended December 31, 2019, up by 52% year-over-year. During the year ended December 31, 2019, we generated a gross profit of $495.2 million, which is up 49% from the year ended December 31, 2018. We believe we have a significant opportunity to continue to grow platform revenue, and, as we further monetize streaming hours, we believe we will increase ARPU. ARPU was $23.14 for the year ended December 31, 2019 as compared to $17.95 for the year ended December 31, 2018, an increase of 29%.

Player revenue is generated primarily from the sale of streaming players. We except we will continue to manage the average selling prices (“ASP”) of our streaming players to increase our active accounts. As a result, player revenues may not increase as they have historically. We expect that the tradeoff from player gross profit to grow active accounts will result in increased platform monetization and gross profit.

Key Performance Metrics

The key performance metrics we use to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions are gross profit, active accounts, streaming hours, and ARPU.

Gross Profit

We use gross profit as the primary metric to measure the performance of our business because we have two revenue segments that have different margin profiles, and we aim to maximize our higher margin platform revenue from our active accounts as they stream content on our platform. The majority of our gross profit is generated from our platform segment.

Our gross profit was $495.2 million and $332.1 million for the years ended December 31, 2019 and 2018, respectively.

Active Accounts

We believe that the number of active accounts is a relevant measure to gauge the size of our user base. We define active accounts as the number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. Users who streamed content from The Roku Channel only on non-Roku platforms are not included in this metric. The number of active accounts also does not correspond to the number of unique individuals who actively utilize our platform, or the number of devices associated with an account. For example, a single account may be used by more than one individual, such as a family, and one account may be used on multiple streaming devices.

We had 36.9 million and 27.1 million active accounts as of December 31, 2019 and 2018, respectively.

Streaming Hours

We believe the number of streaming hours on our platform is an effective measure of user engagement and that the growth in the number of hours of content streamed across our platform reflects our success in addressing the growing user demand for TV streaming. We define streaming hours as the aggregate amount of time streaming devices stream content on our platform in a given period. Hours streamed on non-Roku platforms are not included in this metric. We report streaming hours on a calendar basis.

Additionally, we believe that over time, increasing user engagement on our streaming platform increases our platform monetization because we earn platform revenue from advertising as well as from revenue shares from subscriptions and transactional video on-demand. However, our revenue from content publishers is not tied to the hours streamed on their streaming channels, and the number of streaming hours does not correlate to revenue earned from such content publishers or ARPU on a period-by-period basis. Moreover, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player, then the particular streaming channel may auto-play subsequent content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes.

During the third quarter of 2019, we began rolling out a new Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature, which we refer to as “Are you still watching,” periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that implementing this new feature across the Roku platform will benefit us, our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, have already implemented similar features within their channels. “Are you still watching” supplements these channel features. We began rolling out to our entire installed base during 2019 and completed the rollout in the first quarter of 2020. While we expect continued robust growth in our aggregate streaming hours as we grow active accounts and user engagement, we believe our year-over-year growth rates of streaming hours reported in 2020 are likely to be lower than the year-over-year growth rates we reported in 2019. We do not expect the rollout of this feature to have a material impact on our future financial performance.

We streamed 40.3 billion and 24.0 billion hours during the years ended December 31, 2019 and 2018, respectively.

Average Revenue per User

We measure our platform monetization progress with ARPU. We define ARPU as our platform revenue for the trailing four quarters divided by the average of the number of active accounts at the end of the current period and the end of the corresponding period in the prior year. ARPU measures the rate at which we are monetizing our active account base and the progress of our platform business.

Our average revenue per user was $23.14 and $17.95 as of December 31, 2019 and 2018, respectively.

Factors Affecting Our Performance

Rate of TV streaming and advertising shift to OTT

Consumers have significantly shifted their TV viewing behavior, and we believe that someday all TV content will be streamed. We also believe this presents a large market opportunity for digital advertising. This shift in viewing behavior is a critical component of our business model because our platform revenue and player revenue, as well as our overall expense structure, is dependent on this shift. In addition, the number of hours streamed on our platform is a critical element of our business because hours determine our advertising inventory and sell through.

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

Ability to monetize users and streaming hours

Our business model is to increase the number of active accounts and related streaming hours and grow revenue and gross profit through the monetization of our streaming platform. We believe we have a significant opportunity to grow platform revenue as we further monetize our users’ engagement. Our platform makes it easy for content publishers to distribute and monetize their streaming content through three primary business models: transaction video on demand (“TVOD”) that includes channels that offer a la carte movie purchases or rentals, subscription video on demand (“SVOD”) that includes subscriptions to individual video on demand channels and so-called virtual multichannel video programming distribution services, and advertising supported video on demand (“AVOD”) that includes channels that do not charge a subscription fee to users. We generate revenue from TVOD and SVOD channels from various forms of revenue sharing arrangements. Our revenue sharing arrangements generally apply to new subscriptions for accounts that sign up for new services and to movie rentals or purchases for TVOD. Through our platform we also are able to offer content partners with billing services which support in-channel purchases including movie purchases, rentals, and subscriptions.

Revenue from the distribution of AVOD channels is generated through the sale of advertising within the channel. AVOD is our fastest growing area of business, and we are increasing the monetization of these streaming hours by expanding our advertising capabilities both on and off our platform. We intend to continue to leverage our data and analytics to deliver relevant advertising and improve the ability of our advertisers to optimize their campaigns and measure their results. We also plan to continue to expand our direct sales teams to increase the number of advertisers who use our services. In late 2017, we launched The Roku Channel, which offers ad-supported free access for users to a collection of films, television series and other content, and at the same time we began a fundamental transition to increase digital advertising inventory under our control and to create another way of connecting content publishers with users. The Roku Channel has grown from providing customers with free access to 1,000 movies and TV episodes, initially, to over 10,000 hit Hollywood movies, TV shows, news and more and is rapidly becoming one of our leading sources of advertising inventory. In January 2019, we launched Premium Subscriptions within The Roku Channel, through which we resell ad-free premium content subscription services from providers such as Showtime, Starz, HBO and Epix.

Continued investment in growth

We believe that our future performance will depend on the success of the investments we have made, and will continue to make, to improve the value for users, content publishers and advertisers on our platform. We must regularly update and enrich our platform to meet evolving consumer behavior and deliver a superior experience for our users, content publishers and advertisers. Further, it is important that we remain a frictionless platform for content delivery and invest to provide content publishers with best-in-class publishing tools and actionable audience insights. We must continue to innovate and invest in our advertising capabilities and technology so that we attract and encourage incremental advertising spend on our platform.

Seasonality

In the fourth quarter of each calendar year, we generally generate significantly higher levels of revenue and gross profit from platform revenue and significantly higher levels of player revenue. For the years ended December 31, 2019 and 2018, fourth quarter revenue comprised 36% and 37% of our total net revenue, respectively, and fourth quarter gross profit comprised 33% and 34% of our total gross profit, respectively.

Components of Results of Operations

Revenue

Platform Revenue

We generate platform revenue from the sale of digital advertising and related services, content distribution services, subscription and transaction revenue shares, Premium Subscriptions, billing services, sale of branded channel buttons on remote controls and licensing arrangements with service operators and TV brands. Our first-party digital ad inventory includes The Roku Channel, native display ads on our home screen and screen saver as well as ad inventory we obtain through our content publisher agreements. To supplement our supply, we can re-sell video inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party inventory on a revenue share basis. To date, we generate most of our platform revenue in the United States.

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

To enhance user experience, we introduced wireless speakers in 2018 that work with Roku TV models and introduced the Roku Smart Soundbar and the Roku Wireless Subwoofer in September 2019.

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue consists of advertising inventory acquisition costs, payment processing fees, third-party cloud service fees, content licensing fees and allocated personnel-related costs, including salaries, benefits and stock-based compensation for our personnel who support platform services.

Cost of Player Revenue

Cost of player revenue is comprised of player manufacturing costs payable to our third-party contract manufacturers, technology licenses or royalty fees, inbound and outbound freight, duty and logistics costs, third-party packaging and assembly costs, provision for excess or obsolete inventory, allocated overhead costs related to facilities and customer support, and salary, benefits and stock-based compensation costs for operations personnel.

Operating and Other Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs, including employee salaries, benefits and stock-based compensation for our engineers and other employees engaged in the development of our products including new player and platform technologies, features and functionality and fees for outsourced consulting services. In addition, research and development expenses include allocated facilities and overhead costs. We believe continued investment is important to attaining our strategic objectives.

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

Other Income (Expense), Net

Our other income (expense), net, for the years ended December 31, 2019 and 2018, consists of interest income on short-term investments and cash balances, interest expense that primarily includes amortization of deferred debt costs and foreign currency re-measurement and transaction gains and losses. Other income (expense), net, for the year ended December 31, 2017 consisted of changes in the fair value of our convertible preferred stock warrant liability, interest expense on our debt, and foreign currency re-measurement and transaction gains and losses. Prior to our IPO, the underlying shares of our convertible preferred stock warrants were contingently redeemable, and we accounted for these warrants as a liability at fair value and re-measured the fair value at each balance sheet date. As a result of our IPO, the convertible preferred stock warrant liability was reclassified to stockholders’ equity and re-measurement was no longer required.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Years Ended December 31,
	2019	2018	2017
Net Revenue:
Platform	66%	56%	44%
Player	34%	44%	56%
Total net revenue	100%	100%	100%
Cost of Revenue:
Platform	23%	16%	11%
Player	33%	39%	50%
Total cost of revenue	56%	55%	61%
Gross Profit:
Platform	43%	40%	33%
Player	1%	5%	6%
Total gross profit	44%	45%	39%
Operating Expenses:
Research and development	24%	23%	21%
Sales and marketing	16%	14%	13%
General and administrative	10%	10%	9%
Total operating expenses	50%	47%	43%
Loss from Operations	(6)%	(2)%	(4)%
Other Income (Expense), Net:
Interest expense	—%	—%	—%
Loss on extinguishment of debt	—%	—%	(1)%
Change in fair value of preferred stock warrant liability	—%	—%	(8)%
Other income (expense), net	1%	1%	—%
Total other income (expense), net	1%	1%	(9)%
Loss before income taxes	(5)%	(1)%	(13)%
Income tax (benefit) expense	—%	—%	—%
Net loss attributable to common stockholders	(5)%	(1)%	(13)%

Comparison of Years Ended December 31, 2019 and 2018

Net Revenue

	Years Ended December 31,
	2019	2018	Change $	Change %
(in thousands, except percentages)
Platform	$740,776	$416,863	$323,913	78%
Player	388,145	325,643	62,502	19%
Total Net Revenue	$1,128,921	$742,506	$386,415	52%

Platform

Platform revenue increased by $323.9 million, or 78%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. In addition to an increase in content distribution revenue, the majority of the increase is from higher advertising revenue. The increase was partially offset by a decrease of $7.7 million in licensing revenue which resulted from delivery of intellectual property that was lower in 2019 as compared to 2018.

Player

Player revenue increased by $62.5 million, or 19%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. During the year ended December 31, 2019, the volume of players sold increased 29% as compared to the year ended December 31, 2018 offset by a 9% decrease in the average selling price of players. Revenue generated from the sale of audio products is included in player revenue and is not significant.

Cost of Revenue

	Years Ended December 31,
	2019	2018	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$262,655	$120,543	$142,112	118%
Player	371,042	289,815	81,227	28%
Total Cost of Revenue	$633,697	$410,358	$223,339	54%
Gross profit:
Platform	$478,121	$296,320	$181,801	61%
Player	17,103	35,828	(18,725)	(52)%
Total Gross Profit	$495,224	$332,148	$163,076	49%

Platform

The cost of platform revenue increased by $142.1 million, or 118%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase is a result of higher advertising inventory acquisition costs, ad serving costs, content licensing fees and credit card processing fees totaling $133.4 million as well as an $8.9 million increase in allocated overhead primarily in advertising operations and content distribution operations driven by the growth of the platform business.

Gross profit for platform revenue increased by $181.8 million, or 61%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily driven by growth in our platform revenues.

Player

The cost of player revenue increased by $81.2 million, or 28%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The cost of player revenue increased approximately $49.3 million due to an increase in manufacturing costs to support a higher volume of players sold. In addition, royalty expenses increased $21.7 million driven by increased volume of sales and approximately $9.3 million of royalties accrued for intellectual property claims. The increase in royalty expenses also includes the impact of the release of an accrual of $8.9 million in the second quarter of 2018 pursuant to a potential intellectual property liability that did not materialize or reoccur in fiscal 2019. Additionally, freight costs increased by $3.2 million to support higher volume.

Gross profit for player revenue decreased by $18.7 million, or 52%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to the impact of royalty accruals and releases as noted above, and the decrease in the average selling prices of players and increase in manufacturing and logistics costs.

Operating Expenses

	Years Ended December 31,
	2019	2018	Change $	Change %
(in thousands, except percentages)
Research and development	$265,011	$170,692	$94,319	55%
Sales and marketing	178,855	102,780	76,075	74%
General and administrative	116,417	71,972	44,445	62%
Total Operating Expenses	$560,283	$345,444	$214,839	62%

Research and development

Research and development expenses increased by $94.3 million, or 55%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily due to higher personnel-related costs of $68.8 million as a result of increased engineering headcount of 37% and related stock-based compensation, higher facilities costs of $14.7 million and higher platform and product development costs of $10.8 million. These platform and product development costs include expenses such as consulting and outside services, as well as travel and equipment, which are partially offset by allocation of overhead to player and platform costs.

Sales and marketing

Sales and marketing expenses increased by $76.1 million, or 74%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily due to higher personnel-related costs of $38.2 million related to increased headcount of 82% and related stock-based compensation to support our growth in platform revenue, mainly in advertising and content distribution. Other sales and marketing expenses include an increase of $19.5 million in marketing, retail and merchandising costs, higher facilities costs of $11.0 million and an increase in other expenses of $7.3 million that includes consulting services and travel.

General and administrative

General and administrative expenses increased by $44.4 million, or 62%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily due to higher personnel-related costs of $23.6 million as a result of increased headcount in general and administrative functions of 46% including stock-based compensation expense and $19.0 million primarily related to increased legal and other outside consulting and professional service fees.

Other Income (Expenses), Net

	Years Ended December 31,
	2019	2018	Change $	Change %
(in thousands, except percentages)
Interest expense	$(2,366)	$(346)	$(2,020)	584%
Other income (expense), net	6,506	4,309	2,197	51%
Total Other Income (Expense), Net	$4,140	$3,963	$177	4%

Other income (expenses), net

Other income (expense), net, increased by $0.2 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to an increase in interest expense relating to amortization of deferred debt costs and interest expense related to the Credit Facility, offset by an increase in interest income from short-term investments and a higher level of cash balances.

Income Tax Benefit

	Years Ended December 31,
	2019	2018	Change $	Change %
(in thousands, except percentages)
Income Tax Benefit	$(982)	$(476)	$(506)	106%

Income tax benefit

Income tax benefit arises from foreign income taxes and state minimum income taxes in the United States.

Comparison of years ended December 31, 2018 and 2017

Net Revenue

	Years Ended December 31,
	2018	2017	Change $	Change %
(in thousands, except percentages)
Platform	$416,863	$225,356	$191,507	85%
Player	325,643	287,407	38,236	13%
Total Net Revenue	$742,506	$512,763	$229,743	45%

Platform

Platform revenue increased by $191.5 million, or 85%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and is inclusive of $25.2 million recognized as a result of the adoption of ASC 606. The increase includes $170.6 million from increases in advertising, subscription and transaction revenue share and the number of paid subscriptions. The revenues from licensing arrangements with service operators and TV brands increased by $21.2 million mainly driven by the delivery of intellectual property to a licensing partner during the first quarter of 2018.

Player

Player revenue increased by $38.2 million, or 13%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in player revenue was mainly a result of an increase in the volume of players sold mitigated by a reduction in the average selling price of the players. An increase of 19% in the volume of players sold, consisting mainly of our lower priced players, resulted in a 6% decrease in the average selling price of the players. Audio products launched towards the end of the year are included in player revenues and contributed insignificant revenues.

Cost of Revenue

	Years Ended December 31,
	2018	2017	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$120,543	$54,826	$65,717	120%
Player	289,815	258,104	31,711	12%
Total Cost of Revenue	$410,358	$312,930	$97,428	31%
Gross profit:
Platform	$296,320	$170,530	$125,790	74%
Player	35,828	29,303	6,525	22%
Total Gross Profit	$332,148	$199,833	$132,315	66%

Platform

The cost of platform revenue increased by $65.7 million, or 120%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Advertising inventory acquisition costs, ad serving costs, content acquisition fees and credit card processing fees increased by $55.2 million and allocated overhead increased by $9.4 million during the year ended December 31, 2018. The increase is driven by the growth of our platform business which attracts additional advertisements and monetization opportunities.

Gross profit for platform revenue increased by $125.8 million, or 74%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily driven by growth in our platform revenues. The increase includes $10.1 million recognized as a result of the adoption of ASC 606.

Player

The cost of player revenue increased by $31.7 million, or 12%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in cost of player revenue was primarily the result of approximately $44.0 million in increased manufacturing and related costs to support the increased volume of players sold, offset by the release of accruals related to IP licensing obligations that did not materialize and management now believes will not materialize in the amount of approximately $8.9 million and a reduction in freight costs of $4.6 million. The reduction in freight cost is due to higher costs incurred in the year ended December 31, 2017 to expedite inbound supply to minimize the effect of supply disruption, which did not reoccur in the year ended December 31, 2018.

Gross profit for player revenue increased by $6.5 million, or 22%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to the release of accruals related to unrealized IP licensing obligations during the second quarter of 2018 and reduced freight costs.

Operating Expenses

	Years Ended December 31,
	2018	2017	Change $	Change %
(in thousands, except percentages)
Research and development	$170,692	$107,945	$62,747	58%
Sales and marketing	102,780	64,069	38,711	60%
General and administrative	71,972	47,435	24,537	52%
Total Operating Expenses	$345,444	$219,449	$125,995	57%

Research and development

Research and development expenses increased by $62.7 million, or 58%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to higher personnel-related costs of $51.1 million as a result of increased engineering headcount of 36%, higher facilities costs of $4.1 million and higher platform and product development costs of $7.6 million that includes expenses such as consulting and outside services, travel and equipment, offset by allocation of overheads.

Sales and marketing

Sales and marketing expenses increased by $38.7 million, or 60%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to higher personnel-related costs of $29.8 million related to increased headcount of 43%, higher facilities costs of $3.3 million, increases in consulting expenses of $2.2 million and higher travel and entertainment expenses of $1.3 million.

General and administrative

General and administrative expenses increased by $24.5 million, or 52%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to higher personnel-related costs of $14.6 million as a result of increased headcount in general and administrative functions of 26%, an increase in consulting and professional service fees of $9.7 million related to increased accounting and legal services and an increase of $2.1 million in facilities costs.

Other Income (Expenses), Net

	Years Ended December 31,
	2018	2017	Change $	Change %
(in thousands, except percentages)
Interest expense	$(346)	$(1,612)	$1,266	(79)%
Loss on extinguishment of debt	—	(2,338)	2,338	(100)%
Change in fair value of convertible preferred stock warrants	—	(40,333)	40,333	(100)%
Other income, net	4,309	705	3,604	511%
Total Other Income (Expense), Net	$3,963	$(43,578)	$47,541	(109)%

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

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $515.5 million. Our primary source of liquidity is cash generated through operating and financing activities, including sales of our Class A common stock and our capacity to borrow under the Credit Agreement. Our primary uses of cash include operating expenses such as personnel-related expenses, consultants and professional services, and investments in capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. We entered into lease agreements for new corporate headquarters, as well as other office locations. We have incurred material expenses in 2019 and expect to continue to incur material expenses in future years for facility and related building costs. We completed the acquisition of dataxu, Inc. in November 2019 for a total purchase consideration of $148.4 million, which consisted of $78.7 million in cash and $69.7 million for the fair value of our 571,459 shares of common stock. We may contemplate additional merger and acquisition activity that could materially impact our liquidity and capital resource position. However, we believe that our existing cash balances and cash flow from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of December 31, 2019, approximately 1.4% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

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

On November 19, 2019, we entered into and Equity Distribution Agreement with Citigroup Global Markets Inc. as our sales agent (the “Citi Equity Distribution Agreement – 2”), pursuant to which we could issue and sell from time-to-time up to an aggregate of 1.0 million shares of our Class A common stock. In November 2019, we sold all 1.0 million shares available for sale under the Citi Equity Distribution Agreement – 2 at an average selling price of $153.99 per share for aggregate gross proceeds of $153.99 million and incurred issuance cost of $2.8 million.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Original Closing Date”), we entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”). On May 3, 2019, (the “Closing Date”), the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). On the Original Closing Date, we terminated the Restated 2014 LSA (as defined below) with Silicon Valley Bank.

The Credit Agreement provides for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility, subject to the satisfaction of certain financial and other conditions, in the amount of up to (v) $50.0 million, plus (w) 1.0x of our consolidated EBITDA for the most recently completed four fiscal quarter period, plus (x) an additional amount at our discretion, so long as, on a pro forma basis at the time of incurrence, our secured leverage ratio does not exceed 1.50 to 1.00, plus (y) voluntary prepayments of the Revolving Credit Facility and Term Loan A Facility to the extent accompanied by concurrent reductions to the applicable Credit Facility (together with the Revolving Credit Facility and the Term Loan A Facility, collectively, the “Credit Facility”).

On November 18, 2019, we borrowed from the Term Loan A facility in the aggregate principal amount of $100.0 million and elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio.

Loans under the Term Loan A Facility will amortize in equal quarterly installments beginning March 31, 2020, in an aggregate annual amount equal to (i) on or prior to December 31, 2021, 1.25% of the drawn principal amount of the Term Loan Facility or $1.25 million and (ii) thereafter, 2.50% of the drawn principal amount of the Term Loan Facility or $2.5 million, with the remaining balance payable on the maturity date of the Term Loan A Facility.

We did not have any borrowings outstanding on the Revolving Credit Facility as of December 31, 2019. We had outstanding letters of credit as of December 31, 2019, which reduced the balance available to draw on the Revolving Credit Facility to $69.3 million.

Our obligations under the Credit Agreement are secured by substantially all of our assets. In the future, certain of our direct and indirect subsidiaries may be required to guarantee the Credit Agreement. We may prepay, and in circumstances are required to prepay, loans under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default.

As of December 31, 2019, we were in compliance with all the covenants of the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$13,707	$13,922	$37,292
Cash flows used in investing activities	(110,295)	(60,133)	(12,268)
Cash flows provided by financing activities	458,328	24,525	117,664

Cash Flows from Operating Activities

Our operating activities provided cash of $13.7 million for the year ended December 31, 2019. Our net loss of $59.9 million for the year ended December 31, 2019 was adjusted by non-cash charges of $102.7 million comprising mainly of $85.2 million of stock-based compensation and $15.7 million of depreciation and amortization primarily on property and equipment. The changes in our operating assets and liabilities used cash of $29.0 million comprised of outflows of $110.2 million from an increase in accounts receivable due to increased seasonal revenues in the fourth quarter, $14.1 million from increasing inventory levels, $10.6 million from a decrease in deferred revenue, $11.6 million from an increase in prepaid and other current assets due to an increase in prepaid contracts, marketing expenses and prepaid capital expenditure for new facilities, $3.0 million from a decrease in other long-term liabilities, and $3.0 million from an increase in other long term assets. These outflows were offset by cash inflows of $79.1 million from an increase in accrued liabilities due to timing of payments, increased content publishers payables, and overall growth in the volume of business, $22.3 million from amortization of operating lease right-of-use assets, $11.7 million from an increase in operating lease liabilities, $9.4 million from an increase in accounts payable, and $1.1 million from a decrease in deferred cost of revenue.

Our operating activities generated $13.9 million in cash for the year ended December 31, 2018. Our net loss of $8.9 million for the year ended December 31, 2018 was adjusted by non-cash charges of $48.4 million comprising mainly of $8.4 million of depreciation and amortization, $37.7 million of stock-based compensation, $1.1 million relating to loss incurred on exiting facilities and $0.9 million of provision related to doubtful accounts. The changes in our operating assets and liabilities used cash of $25.6 million comprising of outflows of $50.7 million from an increase in accounts receivable due to increased seasonal revenues in the fourth quarter, $3.0 million from increasing inventory levels and $1.1 million from a decrease in other long-term liabilities. These outflows were offset by cash inflows of $17.9 million from an increase in accrued liabilities, $10.1 million from an increase in deferred revenue and $2.3 million from a decrease in deferred cost of revenue.

During the year ended December 31, 2017, operating activities generated $37.3 million in cash as a result of net loss of $63.5 million, adjusted by non-cash charges of $60.4 million and an increase of $39.5 million in our net operating assets and liabilities. The non-cash charges comprise mainly of $40.3 million of change in fair value of preferred stock warrants, $11.0 million of stock-based compensation, $5.3 million of depreciation and amortization, $2.3 million of loss from extinguishment of debt and $0.5 million of loss relating to exit from our prior headquarter facilities. The increase in operating assets and liabilities was the result of an increase in accounts payable and accrued liabilities of $48.4 million due to both the growth in business and the timing of payments, an increase in deferred revenue balances of $30.0 million, a decrease in inventories of $10.8 million, and an increase in other long-term liabilities by $3.6 million. These increases were offset by an increase in accounts receivable of $41.2 million as a result of growth in our business, an increase in prepaid and other current assets of $6.5 million and an increase in other non-current assets of $2.8 million.

Cash Flow from Investing Activities

Our investing activities for the year ended December 31, 2019 included a cash outflow of $77.2 million for the purchase of property and equipment, including expenditures on leasehold improvements related to expanding our facilities, and other capital investments, $68.1 million related to the acquisition of dataxu, Inc., $12.4 million spent on the purchase of short-term investments, and $7.4 million related to the purchases of other intangible assets, partially offset by $54.8 million received from sales/maturities of short-term investments.

Our investing activities for the year ended December 31, 2018 included cash outflow of $18.3 million spent on the purchase of property and equipment, including expenditure on leasehold improvements related to expanding our facilities, and other capital investments and $53.8 million spent on the purchase of short-term investments, partially offset by $12.0 million received from sales/maturities of short-term investments.

During the year ended December 31, 2017, investing activities used $12.3 million in cash mainly on capital expenditures related to the purchase of property, equipment and leasehold improvements of $9.2 million and acquisition of a business of $3.0 million.

Cash Flow from Financing Activities

Our financing activities provided cash of $458.3 million for the year ended December 31, 2019. The cash was received mainly from net proceeds from the issuance of common stock through our at-the-market programs amounting to $330.5 million, net of offering costs, proceeds from borrowings amounting to $99.6 million, net of issuance costs, and proceeds from the exercise of employee stock options of $28.2 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the years ended December 31, 2019, 2018 and 2017, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our non-cancelable contractual obligations were as follows as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Term Loan A Facility (1)	$100,000	$5,000	$15,000	$80,000	$—
Purchase commitments (2)	55,700	55,700	—	—	—
Operating lease obligations (3)	455,331	29,230	90,944	88,669	246,488
Other obligations (4)	67,199	51,313	15,436	450	—
Total	$678,230	$141,243	$121,380	$169,119	$246,488

(1)

Represents the principal amount of Term Loan A Facility. For additional information regarding the terms of the debt and interest payable, see Note 10 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(3)	Represents future minimum lease payments under operating leases.
(4)	Represents commitments included in other non-cancelable arrangements like content licensing, advertising buys and other platform services.

We rely on outsourced suppliers to manufacture, assemble and test our players and audio devices. Consistent with industry practices, we enter into firm, non-cancelable, and unconditional purchase commitments to acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Our suppliers source components and build our products based on these demand forecasts. Changes to projected demand or in the subsequent sales mix of our products, may result in us being committed to purchase excess inventory to satisfy these commitments.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $19.5 million of such non-current liabilities not included in other liabilities on our consolidated balance sheet as of December 31, 2019.

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

Revenue Recognition

We derive revenue primarily from platform services and sales of our players. We recognize revenue when control of promised products or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations requires judgment. In a multiple element arrangement, revenue recognition of each distinct performance obligation in the estimated transaction price of a contract is based on the expected value for which a significant reversal of revenue is not expected to occur. The estimate of the variable consideration is based on the assessment of historical, current, and forecasted performance noted and expected from the performance obligation.

We compute transaction price of each contract and allocate that to each performance obligation based on a relative stand-alone selling price (“SSP”). Determining the SSP for each distinct performance obligation requires judgement. For performance obligations routinely sold separately, the SSP is determined by evaluating such stand-alone sales. For those performance obligations that are not routinely sold separately, we determine the SSP using information that may include market conditions and other observable inputs.

When we sell third-party goods and services, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. Determining whether we are the principal or the agent in an arrangement requires judgement. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.

Our revenue is generated from the following two segments:

Platform segment:

Our platform segment generates revenue from sale of digital advertising, fees earned from the use of our platform, content distribution services including premium subscription services, sale of branded channel buttons on remote controls, and licensing arrangements with TV brands and service operators.

Our advertising revenue is mostly generated through video and display advertising delivered through advertising impressions. Advertising is typically sold on a cost-per-thousand (“CPM”) basis and is evidenced by an Insertion Order, (“IO”). Revenue is recognized as the number of impressions are delivered. IOs may include multiple performance obligations as they contain distinct advertising products or services. For such arrangements, we allocate revenue to each distinct performance obligation based on its relative SSP. We also generate revenue from our customers using our platform, for which we charge a platform fee, which is a percentage of a customer’s advertising inventory purchases during the month, plus data and any add-on features through the platform. We recognize revenue on either a gross or net basis for digital advertising based on our determination as to whether we are acting as the principal in the revenue generation process or as an agent. Where we are the principal, we control the advertising inventory before it is transferred to our customers. This is further supported by us being primarily responsible to our customers and having a level of discretion in establishing pricing. Digital advertising is comprised of performance obligations that are recognized either at a point in time or over time depending on the nature of the advertising product.

We earn content distribution revenue through various forms of revenue sharing arrangements with our content publishers. The revenue sharing arrangements generally apply to new subscriptions for accounts that sign up for new services on our platform and at the time of a movie rental or purchase. Revenue is recognized on a net basis as we are deemed to be the agent between content publishers and end users. The performance obligation is to distribute content publishers’ content on our platform. Consequently, the portion of the gross amount billed to end users that is remitted to content publishers is not reflected as revenue. Revenue is recognized on a time elapsed basis, by day, as the services are delivered over the contractual distribution term.

We also sell monthly subscriptions for premium content available on The Roku Channel for varying fees for different content. We recognize revenue from such premium subscription fees on a gross basis over the service period as we are deemed to be the principal because we maintain the relationship with the end user, we obtain control of the content before transferring it to the end user, and we have latitude in establishing pricing. We pay fixed fees to the providers of premium content on The Roku Channel based on the contractual arrangement with them and recognize that as direct cost.

We sell branded channel buttons on player and TV remote controls that provide one-touch access to a publishers’ content. We typically receive a fixed fee per button for each player or TV unit sold over a defined distribution period. Revenue is recognized on a time elapsed basis, by day, over the distribution term.

We license our technology and proprietary operating system to TV brands and service operators. Arrangements with TV brands commonly include a license to our technology and proprietary operating system over a specified term, including updates and upgrades. The revenue for licensing of technology and the Roku OS is recognized at a point in time, when the control has transferred to the customer, which usually occurs when we make the intellectual property available to the customer. The revenue allocated to unspecified upgrades is recognized on a time elapsed basis, by day, over the service period. Professional services revenue is recognized as services are provided or accepted. Hosting fees are recognized on a time elapsed basis, by day, over the service period. Arrangements may also include marketing development funds paid to TV brands. Marketing development funds are reflected as a reduction to the estimated transaction price.

To the extent platform services are part of a multiple element arrangement, revenue recognition of each distinct performance obligation in the estimated transaction price of a contract is based on the expected value for which a significant reversal of revenue is not expected to occur. The estimate of the variable consideration is based on the assessment of historical, current, and forecasted performance noted and expected from the performance obligation.

Player segment:

We sell the majority of our players through retail distribution channels, including brick and mortar, online retailers and through our website. Our player segment has two performance obligations. The hardware and embedded software are considered as one performance obligation and we recognize revenue at a point in time when control has transferred to the customer, which is based on the contractual terms. Our unspecified upgrades or enhancements are available to customers on a when-and-if available basis. We record the allocated value of the unspecified upgrades as deferred revenue and recognize it as player revenue ratably on a time elapsed basis over the estimated economic life of the associated players. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Our player revenue includes allowances for returns and sales incentives in the estimated transaction price. The estimates for returns and sales incentives are based on historical experience and anticipated performance.

Business Combinations

We recognize, separately from goodwill, identifiable assets and liabilities acquired in a business combination at fair value on the date of acquisition. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include, but are not limited to, future expected cash inflows and outflows, expected technology life cycle, attrition rates of customers, and discount rates. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets and liabilities acquired, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets and liabilities acquired, with the corresponding offset to goodwill to the extent we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Goodwill and Intangible Assets

We test goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or when specific circumstances dictate, between annual tests. We measure recoverability of goodwill at the reporting unit level. In performing our annual assessment, we first perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If necessary, we then perform a quantitative test. To conduct the quantitative impairment test of goodwill, we compare the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made. When impaired, the carrying value of goodwill is written down to fair value.

We identify intangible assets acquired in a business combination and determine their fair value. The determination involves certain judgments and estimates. These judgments include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate discount weighted-average cost of capital. We amortize purchased-intangible assets on a straight-line basis over the estimated useful life of the assets. We review purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Valuation of Inventory

We value inventory at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. We base write-downs of inventories upon current facts and circumstances. We perform a detailed assessment of excess and obsolete inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products, materials on hand and purchase commitments at lower of cost or net realizable value. We establish a reserve for inventory or materials which are not forecasted to be consumed. Although we try to ensure the accuracy of our forecasts of player demand and pricing assumptions, any significant unanticipated changes in demand, pricing or technological developments could significantly impact the value of our inventory and our reported operating results. If we find that our supply estimates exceed our inventory demands, our inventory is written-down and charged to cost of revenue at the time of such determination. Conversely, if assumptions or circumstances beyond our control change and we subsequently sell players that have previously been written-down, our gross margin in the period of sale will be favorably impacted. The inventory provisions recorded are net of the reversals of provisions for sales of previously written-down inventory for each period presented.

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

We account for the fair value of restricted stock units using the closing market price of our Class A common stock on the date of the grant.

We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of stock options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•

Fair Value of Our Common Stock. Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our Board of Directors. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our Board of Directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date, including but not limited to the prices, rights, preferences and privileges of our preferred stock relative to the common stock, our operating and financial performance, current business conditions and projections, our stage of development, likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an IPO or sale of our company, given prevailing market conditions, any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options, the market performance of comparable publicly-traded companies, and the U.S. and global capital market conditions.

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

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term for each of our stock options.
•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

We account for forfeitures as they occur. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

We will continue to use judgement in evaluating assumptions related to our stock-based compensation cost. As we continue to accumulate additional data related to our Class A common stock and our business evolves, we may have refinements to our assumptions and estimates which could impact our future stock-based compensation cost.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The guidance is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those fiscal years, with early adoption permitted. We are currently in the process of evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. The guidance is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We are currently in the process of evaluating the effects of the new guidance but do not expect the impact from this standard to be material.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently in the process of evaluating the effects of the new guidance but do not expect the impact from this standard to be material.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The amendments in this update will be effective for fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for impairment testing dates after January 1, 2017. We are currently in the process of evaluating the effects of the new guidance but do not expect the impact from this standard to be material.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance amends reporting of credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update will be effective for fiscal years beginning after December 15, 2019. We are currently in the process of evaluating the effects of the new guidance but do not expect the impact from this standard to be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents and short-term investments and interest expense on the term loan. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of December 31, 2019, borrowings under the Term Loan A Facility totaled $100.0 million with an effective interest rate of 3.48%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $1.0 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Roku, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Roku, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the optional transition method, and as discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue in fiscal year 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition—Variable Consideration Determination of Content Distribution Services and Branded Channel Buttons—Refer to Note 3 to the financial statements

Critical Audit Matter Description

As part of the Company’s revenue recognition for its arrangements with content publishers, management is required to estimate variable consideration primarily related to content distribution services from transactional revenue sharing, and the sale of branded channel buttons on remote controls.

Variable consideration related to content distribution services with content publishers is included in the estimated transaction price based on the expected value for which a significant reversal of revenue is not expected to occur. For transactional revenue sharing arrangements, the estimate of the variable consideration is based on management’s assessment of historical, current, and forecasted performance of the publisher’s content application(s). For the sale of branded channel buttons on remote controls, the estimate of the variable consideration is based on management’s assessment of historical, current, and forecasted player and Roku TV sales volumes.

We identified the revenue forecasts relating to content publisher arrangements as a critical audit matter due to the significant judgment necessary to estimate variable consideration and transaction prices. Such estimates required a high degree of auditor judgment and an increased extent of effort relative to evaluating the reasonableness of management’s estimates and assumptions related to the forecasts of variable consideration.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s forecast, used in the determination of future variable consideration, included the following, among others:

•	We tested the effectiveness of controls over management’s forecasting process related to content distribution services and branded channel buttons.
•	We selected a sample of revenue arrangements with variable consideration and performed the following:
o	Evaluated management’s accuracy of forecasting by comparing the historical forecasts of consideration to actual consideration received;
o	Obtained contractual documents for each selection, including master agreements, and other documents that were part of the agreement;
o

Analyzed the contractual documents to determine if all arrangement terms that may have an impact on revenue recognition were identified and properly considered in the evaluation of the accounting for the contract, including terms and conditions for revenue sharing;

o	Evaluated changes from prior period forecasts to current period forecasts, when applicable;
o	Performed inquiries with applicable individuals in the Company’s sales department regarding the estimates for sales of branded channel buttons to corroborate evidence obtained around such estimates;
o	Compared management’s forecasts of variable consideration to historical data, other information within the Company, and certain publicly available industry information, when applicable;
o	Tested the mathematical accuracy of the compilation of the forecast.

Business Combination - Refer to Note 4 to the consolidated financial statements

Critical Audit Matter Description

On November 8, 2019, the Company completed the acquisition of dataxu, Inc. (“dataxu”) for $148.4 million. The Company allocated the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company estimated the fair value of identifiable intangible assets to be $70.2 million. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets of $72.7 million was recorded as goodwill.

We identified the fair value determination of acquired intangible assets and the resulting goodwill for the business combination as a critical audit matter due to the significant judgement required in determining significant estimates related to the dataxu acquisition. Management’s estimates of forecasted discounted cash flows included significant assumptions for revenue growth rates and the selection of an appropriate discount rate. There was a high degree of auditor judgment and subjectivity in applying audit procedures relating to the fair value measurement of intangible assets acquired due to the significant amount of judgment by management when developing its estimates. Significant audit effort was required in performing procedures and evaluating the significant assumptions relating to the estimate and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates for the fair value of intangible assets included the following, among others:

•

We tested the effectiveness of controls over the business combination, including controls over the modelling of future cash flows, the determination of the revenue growth rates, expense and discount rate assumptions, and ultimately the determination of the fair value of the intangible assets acquired;

•

We assessed the reasonableness of management’s revenue growth rate assumptions by comparing the projected revenue to the acquiree’s historical results as well as those of certain peer companies, including testing the completeness, accuracy, and relevance of underlying historical data;

•

We assessed the reasonableness of management’s assumptions related to forecasted cost of revenue, research and development, and sales and marketing expenses by comparing the projected expenses to the acquired company’s historical results and those of certain peer companies, including testing the completeness, accuracy, and relevance of underlying historical data;

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates, including testing the underlying source information, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management;

•

Inquiries with appropriate individuals within the Company’s operations, engineering and finance departments regarding the revenue growth rate assumption as well as estimates related to cost of revenue, research and development and sales and marketing expenses;

•	Evaluating whether the audit evidence obtained through these procedures was consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 28, 2020

We have served as the Company's auditor since 2008.

ROKU, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$515,479	$155,564
Short-term investments	—	42,146
Restricted cash	1,854	—
Accounts receivable, net of allowances of $27,521 and $21,897 as of	332,673	183,078
December 31, 2019 and 2018, respectively
Inventories	49,714	35,585
Prepaid expenses and other current assets	25,943	16,562
Total current assets	925,663	432,935
Property and equipment, net	103,262	25,264
Operating lease right-of-use assets	283,291	—
Intangible assets, net	76,668	1,477
Goodwill	74,116	1,382
Other non-current assets	7,234	3,939
Total Assets	$1,470,234	$464,997
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$115,227	$56,576
Accrued liabilities	198,347	91,986
Current portion of long-term debt	4,866	—
Deferred revenue, current portion	39,861	45,442
Total current liabilities	358,301	194,004
Long-term debt, non-current portion	94,742	—
Deferred revenue, non-current portion	15,370	19,594
Operating lease liability, non-current	301,694	—
Other long-term liabilities	1,701	6,748
Total Liabilities	771,808	220,346
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value;	—	—
10,000 shares authorized as of December 31, 2019 and 2018;
no shares issued and outstanding as of December 31, 2019 and 2018
Common stock, $0.0001 par value;	12	11
1,150,000 (Class A - 1,000,000 and Class B - 150,000) shares authorized as of December 31, 2019 and 2018;
119,897 (Class A - 93,574 and Class B - 26,323) shares and
109,770 (Class A - 77,820 and Class B - 31,950) shares
issued and outstanding as of December 31, 2019 and 2018, respectively
Additional paid-in capital	1,012,218	498,553
Accumulated other comprehensive loss	29	(17)
Accumulated deficit	(313,833)	(253,896)
Total stockholders’ equity	698,426	244,651
Total Liabilities and Stockholders’ Equity	$1,470,234	$464,997

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net Revenue:
Platform	$740,776	$416,863	$225,356
Player	388,145	325,643	287,407
Total net revenue	1,128,921	742,506	512,763
Cost of Revenue:
Platform	262,655	120,543	54,826
Player	371,042	289,815	258,104
Total cost of revenue	633,697	410,358	312,930
Gross Profit:
Platform	478,121	296,320	170,530
Player	17,103	35,828	29,303
Total gross profit	495,224	332,148	199,833
Operating Expenses:
Research and development	265,011	170,692	107,945
Sales and marketing	178,855	102,780	64,069
General and administrative	116,417	71,972	47,435
Total operating expenses	560,283	345,444	219,449
Loss from Operations	(65,059)	(13,296)	(19,616)
Other Income (Expense), Net:
Interest expense	(2,366)	(346)	(1,612)
Loss on extinguishment of debt	—	—	(2,338)
Change in fair value of preferred stock warrant liability	—	—	(40,333)
Other income (expense), net	6,506	4,309	705
Total other income (expense), net	4,140	3,963	(43,578)
Loss Before Income Taxes	(60,919)	(9,333)	(63,194)
Income tax (benefit) expense	(982)	(476)	315
Net Loss Attributable to Common Stockholders	$(59,937)	$(8,857)	$(63,509)
Net loss per share attributable to common stockholders—basic and diluted	$(0.52)	$(0.08)	$(2.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	115,218	104,618	28,308

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net Loss Attributable to Common Stockholders	$(59,937)	$(8,857)	$(63,509)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on short-term investments, net of tax	17	(17)	—
Foreign currency translation adjustment	29	—	—
Other comprehensive gain (loss), net of tax	46	(17)	—
Comprehensive Net Loss	$(59,891)	$(8,874)	$(63,509)

See accompanying Notes to Consolidated Financial Statements

ROKU, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	(Deficit)
Balance—December 31, 2016	80,844	$213,180	4,819	$—	$26,005	$—	$—	$(219,829)	$(193,824)
Issuance of common stock upon exercise of stock options	—	—	963	1	2,086	—	—	—	2,087
Share repurchases	—	—	(92)	—	—	(671)	—	—	(671)
Vesting of early exercised stock options	—	—	—	—	62	—	—	—	62
Stock-based compensation expense	—	—	—	—	10,953	—	—	—	10,953
Issuance of common stock pursuant to an acquisition	—	—	108	—	—	—	—	—	—
Issuance of common stock upon exercise of common and preferred warrants	—	—	2,165	—	—	—	—	—	—
Issuance of common stock pursuant to an initial public offering, net of issuance costs of $3.1 million	—	—	10,350	1	131,645	—	—	—	131,646
Conversion of preferred stock into common stock pursuant to an initial public offering	(80,844)	(213,180)	80,844	8	213,172	—	—	—	213,180
Reclassification of preferred stock warrants liability to additional paid-in-capital upon conversion to common stock warrants	—	—	—	—	52,355	—	—	—	52,355
Net loss	—	—	—	—	—	—	—	(63,509)	(63,509)
Balance—December 31, 2017	—	—	99,157	10	436,278	(671)	—	(283,338)	152,279
Vesting of early exercised stock options					239	—	—		239
Issuance of common stock pursuant to equity incentive plans, net of taxes	—	—	10,481	1	25,033	—	—	—	25,034
Issuance of common stock pursuant to exercise of common stock warrants, net	—	—	141	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	37,674	—	—	—	37,674
Share repurchases			(9)
Adoption of ASU 2016-16	—	—	—	—	—	—	—	(40)	(40)
Adoption of ASU 2014-09	—	—	—	—	—	—	—	38,339	38,339
Unrealized loss on short-term investments	—	—	—	—	—	—	(17)		(17)
Net loss	—	—	—	—	—	—	—	(8,857)	(8,857)
Balance—December 31, 2018	—	—	109,770	11	499,224	(671)	(17)	(253,896)	244,651
Vesting of early exercised stock options	—	—	—	—	86	—	—	—	86
Share repurchases	—	—	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to equity incentive plans, net of taxes	—	—	6,169	1	28,181	—	—	—	28,182
Issuance of common stock pursuant in connection with at-the-market offerings, net of issuance costs of $6.4 million	—	—	3,389	—	330,539	—	—	—	330,539
Issuance of common stock in connection with acquisition	—	—	571	—	69,684	—	—	—	69,684
Stock-based compensation expense	—	—	—	—	85,175	—	—	—	85,175
Unrealized gain on short-term investments	—	—	—	—	—	—	17	—	17
Foreign currency translation adjustment	—	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	—	(59,937)	(59,937)
Balance—December 31, 2019	—	$—	119,897	$12	$1,012,889	$(671)	$29	$(313,833)	$698,426

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(59,937)	$(8,857)	$(63,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,669	8,389	5,336
Stock-based compensation expense	85,175	37,674	10,953
Provision for doubtful accounts	704	876	104
Change in fair value of preferred stock warrant liability	—	—	40,333
Noncash interest expense	531	342	784
(Gain) Loss from exit of facilities and disposal of property and equipment	(2)	1,128	579
Loss from extinguishment of debt	—	—	2,338
Impairment of long-lived assets	854	352	—
Amortization of premiums on short-term investments	(282)	(357)	—
Changes in operating assets and liabilities:
Accounts receivable	(110,225)	(50,673)	(41,184)
Inventories	(14,129)	(2,953)	10,828
Prepaid expenses and other current assets	(11,566)	(306)	(6,514)
Operating lease right-of-use assets	22,328	—	—
Deferred cost of revenue	1,143	2,261	(1,959)
Other noncurrent assets	(3,060)	(732)	(2,794)
Accounts payable	9,409	(98)	24,315
Accrued liabilities	79,058	17,914	24,127
Operating lease liabilities	11,658	—	—
Other long-term liabilities	(3,024)	(1,101)	3,579
Deferred revenue	(10,597)	10,063	29,976
Net cash provided by operating activities	13,707	13,922	37,292
Cash flows from investing activities:
Purchase of property and equipment	(77,180)	(18,327)	(9,229)
Purchase of business, net of cash acquired	(68,132)	—	(2,959)
Purchase of intangible assets	(7,428)	—	—
Purchases of short-term investments	(12,365)	(53,806)	—
Sales/maturities of short-term investments	54,810	12,000	—
Change in deposits	—	—	(80)
Net cash used in investing activities	(110,295)	(60,133)	(12,268)
Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	99,608	—	24,691
Repayments of borrowings	—	—	(40,446)
Holdback payment for a prior business acquisition	—	(500)	—
Proceeds from equity issued under incentive plans, net of repurchases	28,181	25,025	1,773
Proceeds from equity issued under at-the-market program, net of offering costs	330,539	—	—
Proceeds from issuance of common stock pursuant to an initial public offering, net of issuance costs	—	—	131,646
Net cash provided by financing activities	458,328	24,525	117,664
Net Increase (Decrease) in cash, cash equivalents and restricted cash	361,740	(21,686)	142,688
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	—	—
Cash, cash equivalents and restricted cash —Beginning of period	155,564	177,250	34,562
Cash, cash equivalents and restricted cash —End of period	$517,333	$155,564	$177,250
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	515,479	155,564	177,250
Restricted cash	1,854	—	—
Cash, cash equivalents and restricted cash —End of period	$517,333	$155,564	$177,250

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,095	$493	$1,149
Cash paid for income taxes	$759	$564	$222
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock for business combinations	$69,684	$—	$—
Unpaid portion of property and equipment purchases	$10,762	$1,617	$1,250
Unpaid portion of acquisition related expenses	$2,190	$—	$—
Unpaid portion of purchased intangibles	$400	$—	$—
Unpaid portion of at-the-market offering costs	$144	$—	$—
Fair value of preferred stock warrants reclassified to additional paid in capital	$—	$—	$52,355
Issuance of convertible preferred stock warrants in connection with debt	$—	$—	$2,032

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Organization and Description of Business

Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company’s TV streaming platform allows users to easily discover and access a wide variety of movies and TV episodes, as well as live sports, music, news and more. The Company operates in two reportable segments and generates platform revenue from advertising, content distribution, audience development, billing services and licensing activities and player revenue from the sale of streaming players and audio products.

Initial Public Offering

On October 2, 2017, the Company completed its initial public offering (“IPO”), of Class A common stock, in which it sold 10.4 million shares, including 1.4 million shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $14.00 per share for net proceeds of $134.8 million, after deducting underwriting discounts and commissions of $10.1 million. Additionally, offering costs incurred by the Company were $3.1 million. Upon the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 80.8 million shares of Class B common stock and all outstanding convertible preferred stock warrants automatically converted to Class B common stock warrants on a one-for-one basis. Following the IPO, the Company has two classes of authorized common stock – Class A common stock and Class B common stock. Class A common stock entitles holders to one vote per share, and Class B common stock entitles holders to 10 votes per share.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgements, and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses. Significant items subject to such estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, determining the stand-alone selling prices of performance obligations, gross versus net revenue recognition, evaluation of customer versus vendor relationships, and other obligations such as sales return reserves and customer incentive programs; the fair value or impairment of goodwill and intangible assets; useful lives of tangible and intangible assets; allowances for doubtful accounts; the valuation of inventory, the valuation of deferred income tax assets; the recognition and disclosure of contingent liabilities and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates and assumptions.

Comprehensive Loss

Comprehensive loss includes unrealized gains on the Company’s short-term investments and foreign currency translation adjustments for the year ended December 31, 2019. Comprehensive loss includes unrealized losses on the Company’s short-term investments for the year ended December 31, 2018. During the year ended December 31, 2017, the Company had no short-term investments, and, as a result, comprehensive loss was equal to the net loss for the year ended December 31, 2017. Income taxes on the unrealized loss are not material.

Foreign Currency

The functional currency of most of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and nonmonetary assets and liabilities are remeasured at historical rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Foreign currency gains or losses from re-measurement and transaction gains or losses are recorded as other income (expense), net in the consolidated statements of operations. During the years ended December 31, 2019 and 2018, the Company recorded a foreign currency loss of $0.2 million and $0.5 million, respectively. During the year ended December 31, 2017, the Company recorded a foreign currency gain of $0.1 million.

The functional currency for one of the Company’s foreign subsidiaries is its local currency. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiary into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as cumulative translation adjustment and included in accumulated other comprehensive loss in stockholder’s equity.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of December 31, 2019, two financial institutions managed 65% and 34% of the Company’s cash and cash equivalents balance, respectively. As of December 31, 2018, 97% of the Company’s cash and cash equivalents balance was managed by one financial institution.

Accounts receivable are typically unsecured and are derived from revenue earned from customers. They are stated at invoice value less estimated allowances for returns, customer incentives and doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Years Ended December 31,
	2019	2018	2017
Customer B	*	*	10%
Customer C	14%	18%	20%
Customer E	*	*	10%

Customers accounting for 10% or more of the Company’s accounts receivable were as follows:

	As of December 31,
	2019	2018
Customer D	*	11%

Business Combinations

The Company determines whether a transaction meets the definition of a business combination before applying the acquisition method of accounting to that transaction. The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. The operating results of acquired business is included in the Company’s consolidated statement of operations beginning on their effective acquisition date. Acquisition-related expenses and certain acquisition restructuring and other related charges are recognized separately from the business combination and are expensed as incurred.

Contingent consideration arrangements are recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company's contingent consideration arrangement is included in Note 4, Business Combinations.

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Intangible Assets

Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets are amortized primarily using the straight-line method over their estimated useful lives. The Company evaluates the estimated remaining useful lives of its intangible assets annually and when events or changes in circumstances warrant a revision to the remaining periods of amortization.

Impairment Assessment

The Company evaluates goodwill for possible impairment at least annually during the fourth quarter of each fiscal year or more often, if and when circumstances indicate that goodwill may be impaired. This includes but is not limited to significant adverse changes in the business climate, market conditions, or other events that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing its annual goodwill assessment, the Company first performs a qualitative test and if necessary, then performs a quantitative test. To conduct the quantitative impairment test of goodwill, the Company compares the fair value of a reporting unit to its carrying value. The Company estimates the fair values of its reporting unit using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value.

The Company reviews long-lived assets and intangible assets with finite lives for impairment at least annually or more often when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. If impairment is indicated, the Company writes down the asset to its estimated fair value.

The Company did not recognize any impairment for goodwill and intangible assets in any periods. The Company recorded $0.9 million in impairment to operating right-of-use assets during the year ended December 31, 2019 and $0.4 million in impairment to property and equipment during the year ended December 31, 2018 for assets that are no longer in use. The Company did not record any impairment during the year ended December 31, 2017.

Fair Value of Financial Instruments

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The carrying amount of debt approximates fair value due to its variable interest rates.

Short-Term Investments

The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company’s short-term investments consist of corporate bonds, commercial paper and U.S. Government agency securities. These investments are held in the custody of one major financial institution. As of December 31, 2019, the Company did not own any short-term investments. As of December 31, 2018, the short-term investments were classified as available-for-sale and were recorded at fair value in the consolidated balance sheet with net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

Inventories

The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Provisions are made if the cost of the inventories exceeds their net realizable value. The Company evaluates inventory levels and purchase commitments for excess and obsolete products, based on management’s assessment of future demand and market conditions.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of the assets, generally ranging between eighteen months and five years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives, which range from five to ten years. The Company capitalizes costs to develop its website and internal-use software. Costs that relate to the planning and post-implementation phases of development are expensed as incurred. Subsequent costs are capitalized when preliminary efforts are successfully completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. During the years ended December 31, 2019, 2018 and 2017, the Company capitalized website and internal-use software development costs of $0.1 million, $1.0 million and $2.6 million, respectively.

Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two years, beginning when the asset is ready for its intended use. During the years ended December 31, 2019, 2018 and 2017, the Company amortized expenses of $1.6 million, $2.0 million and $1.1 million, respectively.

Content Licensing Fees

The Company licenses content for viewing on The Roku Channel. The licensing arrangements can be for a fixed fee and/or advertising revenue share with specific windows of availability. The Company capitalizes the content fees and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. The Company amortizes licensed content assets into “Cost of Revenue, Platform” over the contractual window of availability.

As of December 31, 2019, content related expenses that met these requirements were $1.7 million. As of December 31, 2018, content related expenses that met these requirements were not material.

Deferred Revenue

The Company’s deferred revenue reflects fees received from licensing and service arrangements, including advertising, that will be recognized as revenue over time or as services are rendered. Deferred revenue balances consist of the amount of player sales allocated to unspecified upgrades or enhancements on a when-and-if available basis, licensing and services fees from service operators and TV brands, and payments from advertisers and content publishers. Deferred revenue expected to be realized within one year is classified as current liabilities and the remaining is recorded as noncurrent liabilities.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $7.3 million, $3.0 million and $3.4 million for the years December 31, 2019, 2018 and 2017, respectively.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards, including restricted stock units and stock options granted to employees, based on the estimated fair value of the award on the date of grant. For restricted stock units, the grant date fair value is based on the closing market price of the Company’s Class A common stock on the date of grant. The fair value of each stock option is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur. Stock-based compensation is recognized on a straight-line basis over the requisite vesting period.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet.

On January 1, 2019, the Company adopted the guidance in ASC 842 using the optional transition method and recorded right-of-use (“ROU”) assets and lease liabilities on its consolidated balance sheet. As a result, periods prior to 2019 were not adjusted. On the adoption date, the Company recognized ROU assets totaling $39.9 million, lease liabilities totaling $42.1 million and reclassification of deferred and prepaid rents of $2.2 million to ROU assets on its consolidated balance sheet. There was no impact to the accumulated deficit. The Company elected the package of practical expedients permitted under the transition guidance that allowed, among other things, the historical lease classification to be carried forward without reassessment. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. Refer to Note 9, Leases, for additional disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The guidance is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. The guidance is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of this new guidance on the consolidated financial statements but does not expect the impact to be material.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The amendments in this update will be effective for fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for impairment testing dates after January 1, 2017. The Company is currently in the process of evaluating the effects of the new guidance but does not expect the impact from this standard to be material.

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

3. REVENUE

The Company adopted accounting guidance in Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), effective January 1, 2018, using the modified retrospective method. Accordingly, the financial results for the year ended December 31, 2017 have not been restated.

Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company’s contracts include various product or services or a combination of both, which are generally capable of being distinct and are accounted for as separate performance obligations. The Company’s contracts often contain multiple distinct performance obligations.

The Company estimates the transaction price of a contract based on the expected value for which a significant reversal of revenue is not expected to occur. The estimate of the variable consideration is based on the assessment of historical, current, and forecasted performance noted and expected from the performance obligation.

In a multiple element arrangement, the estimated transaction price of each contract is allocated to each distinct performance obligation based on a relative stand-alone selling price (“SSP”). For performance obligations routinely sold separately, the SSP is determined by evaluating such stand-alone sales. For those performance obligations that are not routinely sold separately, the Company determines SSP based on market conditions and other observable inputs.

When the Company sells third-party goods and services, it evaluates whether the Company is the principal, and reports revenues on a gross basis, or an agent, and reports revenues on a net basis. In this assessment, the Company considers if it obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.

Revenue is recorded net of taxes collected from customers which are subsequently remitted to the relevant government authority. The Company does not have any capitalized costs associated with contract acquisition because most direct contract acquisition costs relate to contracts that are recognized over a period of one year or less. Sales commissions are included in “Sales and marketing” expenses in the consolidated statements of operations.

Nature of Products and Services

Platform segment:

The Company generates platform revenue from the sale of digital advertising and related services, content distribution services, subscription and transaction revenue shares, Premium Subscriptions, billing services, sale of branded channel buttons on remote controls and licensing arrangements with service operators and TV brands.

The Company sells digital advertising directly to marketers or through advertising agencies. Revenue from advertising is mostly generated through video and display advertising delivered through advertising impressions. Advertising is typically sold on a cost-per-thousand (“CPM”) basis and is evidenced by an Insertion Order, (“IO”). Revenue is recognized as the number of impressions are delivered. IOs may include multiple performance obligations as they contain distinct advertising products or services. For such arrangements, the Company allocates revenue to each distinct performance obligation based on their relative SSP. The Company also generates revenue from customers using its platform. For that it charges a platform fee, which is a percentage of a customer’s advertising inventory spend during the month, along with data and any add-on features purchased through the platform. Advertising arrangements comprised of multiple performance obligations are recognized either at a point in time or over time depending on the nature of the distinct performance obligation.

The Company’s content distribution revenue sharing arrangements include cash or non-cash consideration. The revenue sharing arrangements generally apply to new subscriptions for accounts that sign up for new services and at the time of a movie rental or purchase. Revenue is recognized on a net basis as the Company is deemed to be the agent between content publishers and end users. Revenue is recognized on a time elapsed basis, by day, as the services are delivered over the contractual distribution term. Non-cash consideration is usually in the form of advertising inventory, the SSP of which is determined based on relevant internal and third-party data.

The Company sells monthly subscriptions for premium content on The Roku Channel for varying fees for different content. Revenue from such premium subscription fees is recognized on a gross basis over the service period as the Company is deemed to be the principal in the relationship with the end user. The Company obtains control of the content before transferring to the end user and has latitude in establishing pricing. The Company pays fixed fees to the providers of premium content on The Roku Channel based on the contractual arrangement and recognizes that as direct cost.

The Company sells branded channel buttons on remote controls of streaming devices that provide one-touch access to a publishers’ content. The Company typically receives a fixed fee per button for each unit sold over a defined distribution period. Revenue is recognized on a time elapsed basis, by day, over the distribution term.

The Company licenses the Roku OS, including updates and upgrades, to TV brands and service operators. The licensing revenue is recognized at a point in time, when the Company makes the intellectual property available and the control transfers to the customer. The revenue allocated to unspecified upgrades is recognized on a time elapsed basis, by day, over the service period. Professional services revenue is recognized as services are provided or accepted. Hosting fees are recognized on a time elapsed basis, by day, over the service period. Arrangements may also include marketing development funds paid to TV brands, which are reflected as a reduction to the estimated transaction price.

Player segment:

The Company sells the majority of its players and audio products through retail distribution channels in the U.S., including brick and mortar and online retailers, as well as through the Company’s website. Player revenue primarily consists of hardware, embedded software and unspecified upgrades on a when and if-available basis. The hardware and embedded software are considered as one performance obligation and revenue is recognized at a point in time when the control transfers to the customer. Unspecified upgrades or enhancements are available to customers on a when-and-if available basis. The Company records the allocated value of the unspecified upgrades as deferred revenue and recognizes it as player revenue ratably on a time elapsed basis over the estimated economic life of the associated players.

The Company’s player revenue includes allowances for returns and sales incentives in the estimated transaction price. These estimates are based on historical experience and anticipated performance. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Revenue disaggregation:

The Company’s disaggregated revenues are represented by the two reportable segments discussed in Note 17. The disaggregation is based on the evaluations that are regularly performed by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer.

Contract balances:

Contract balances include the following (in thousands):

	As of December 31,
	2019	2018
Accounts receivable, net	$332,673	$183,078
Contract assets (included in Prepaid expenses and other current assets)	3,588	753

Deferred revenue, current portion	39,861	45,442
Deferred revenue, non-current portion	15,370	19,594
Total deferred revenue	$55,231	$65,036

Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts, sales returns, and sales incentives. Payment terms can vary by customer and contract.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are generally current in nature and are included in “Prepaid expenses and other current assets.” Contract assets increased by approximately $2.8 million during the year ended December 31, 2019 primarily due to an increase in the growth of platform revenue combined with the timing of billing which falls into a subsequent period. Contract assets decreased by approximately $3.4 million during the year ended December 31, 2018 as the Company received the right to bill customers subsequent to revenue recognition.

Contract liabilities are included in deferred revenue and reflect consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue decreased by approximately $9.8 million during the year ended December 31, 2019 primarily due to revenue recognized of $5.0 million pursuant to customer acceptance of a milestone, and the remaining revenue recognized primarily relates to the timing of fulfillment of performance obligations. Deferred revenue increased by approximately $10.1 million during the year ended December 31, 2018 primarily due to the overall growth of the business.

Revenue recognized during the year ended December 31, 2019 from amounts included in deferred revenue as of December 31, 2018 was $52.5 million. Revenue recognized during the year ended December 31, 2018 from amounts included in deferred revenue as of January 1, 2018 was $38.5 million.

Revenue Allocated to Future Performance Obligations:

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue was $161.1 million as of December 31, 2019 of which the Company expects to recognize approximately 54% over the next 12 months and the remainder thereafter.

4. business combination

On November 8, 2019, the Company acquired all outstanding shares of dataxu, Inc., (“dataxu”) according to the terms and conditions of the Agreement and Plan of Merger, dated as of October 22, 2019 (the “Merger Agreement”). dataxu is a demand-side platform (“DSP”) that enables marketers to plan and buy video ad campaigns. The acquisition of dataxu’s platform complements the Company’s OTT advertising platform and enables marketers to access a single, data-driven software solution to plan, buy, and optimize their ad spend across TV and OTT providers.

The total purchase consideration for dataxu was $148.4 million, which consisted of $78.7 million in cash and $69.7 million for the fair value of the Company’s 571,459 shares of common stock. Pursuant to the Merger Agreement, the Company deposited $18.8 million into an escrow account to secure certain indemnifications and other potential obligations. Of this $18.8 million, $17.5 million is included in the purchase consideration. The remaining amount is not considered part of the purchase consideration as it is utilized for post combination related activities by the Company and are recorded in general and administrative expenses in the consolidated statement of operations.

The total purchase consideration includes $1.8 million contingent consideration, carrying value of which approximates its fair value due to its short-term nature. This contingent consideration is included in the escrow amount and may be transferred to dataxu shareholders if certain conditions set forth in the Merger Agreement are met.

The Company incurred $3.9 million in acquisition related expenses and has recorded them in general and administrative expenses in the consolidated statement of operations.

Purchase Price Allocation

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Assets acquired
Current assets	$50,829
Restricted cash	1,303
Property and equipment, net	4,503
Intangible assets	70,200
Goodwill	72,733
Operating lease right-of-use assets	24,658
Other long-term assets	235
Total assets acquired	224,461
Liabilities assumed
Current liabilities	(51,428)
Operating lease liabilities	(24,658)
Total liabilities assumed	(76,086)
Total preliminary purchase consideration	$148,375

The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to expected synergies in our advertising offerings and cross-selling opportunities.

Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of developed technology, customer relationships and tradename with estimated useful lives of 6 months to 6 years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

The fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The key valuation assumptions include the Company's estimates of revenue growth projections and discount rates. The valuation of the intangible assets acquired from dataxu along with their estimated useful lives, is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Developed technology	$56,400	6.0
Customer relationships	13,400	4.0
Tradename	400	0.5
Estimated fair value of acquired intangible assets	$70,200

Taxes

The goodwill recorded is not deductible for tax purposes. In connection with the acquisition, a deferred tax liability is established for the book/tax differences related to non-goodwill intangible assets. The deferred tax liability is not reflected as the Company also acquired deferred tax assets, including significant net operating losses, that offset the deferred tax liability. Additionally, both companies have full valuation allowances recorded against their respective deferred tax assets, resulting in a net zero adjustment to deferred taxes on the consolidated balance sheet.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Roku and dataxu, as if the companies were combined as of the beginning of fiscal 2018.

The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, mainly including adjustments to reflect the adoption of ASC 842 and ASC 606, additional amortization expense from acquired intangible assets, additional stock-based compensation expense, elimination of historical interest expense associated with dataxu’s historical convertible notes and indebtedness and the related tax effects as though dataxu was combined as of the beginning of fiscal 2018. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2018.

The unaudited pro forma financial information for fiscal 2019 combines the Company’s financial results for fiscal 2019 and the historical results of dataxu for fiscal 2019 up to the date it was acquired by the Company. The unaudited pro forma financial information for fiscal 2018 combines the historical results of the Company and dataxu for their respective year ended December 31, 2018. Both years include the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information was as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Total Revenues	$1,218,403	$884,286
Pretax loss	(87,654)	(39,919)
Net loss	(86,791)	(39,670)

The Company recorded $16.8 million in revenue, $10.2 million in cost of revenue and $6.6 in gross profit in the Company’s consolidated statement of operations from the acquisition date of November 8, 2019 to December 31, 2019.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. During the year ended December 31, 2019, the Company recorded goodwill of $72.7 from the dataxu acquisition. Goodwill recorded from the dataxu acquisition relates to the Company’s platform segment. The goodwill is evaluated for impairment annually. No impairment was recognized during the years ended December 31, 2019, 2018 and 2017.

Intangible Assets

The following table is the summary of Company’s intangible assets (in thousands):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(2,860)	$59,507	5.9
Customer relationships	13,400	(558)	12,842	4.0
Tradename	400	(133)	267	0.5
Patents	4,076	(24)	4,052	14.0
Intangible assets	$80,243	$(3,575)	$76,668

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$2,215	$(738)	$1,477	4.0
Intangible assets	$2,215	$(738)	$1,477

During the year ended December 31, 2019, the Company acquired $70.2 million of developed technology, customer relationships, and tradename as a part of the dataxu acquisition. Additionally, during the year ended December 31, 2019, the Company acquired $4.1 million of patents and $3.8 million of developed technology in form of asset acquisitions.

The Company recorded expenses of $2.8 million, $0.6 million and $0.2 million for amortization of intangible assets during the years ended December 31, 2019, 2018 and 2017, respectively. In the year ended December 31, 2019, the Company recorded amortization of developed technology in cost of revenue, platform, cost of revenue, player, research and development, and general and administrative expenses in the consolidated statement of operations and recorded amortization of customer relationships and tradename in sales and marketing expenses in the consolidated statement of operations. In the years ended December 31, 2018 and 2017, the Company recorded amortization of developed technology on research and development expenses in the consolidated statement of operations.

The estimated future amortization expense for intangible asset for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2020	$14,487
2021	14,036
2022	13,666
2023	13,108
2024	10,316
Thereafter	11,055
Total	$76,668

6. Balance sheet components

Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of December 31,
	2019	2018
Gross accounts receivable	$360,194	$204,975
Allowance for sales returns	(6,550)	(7,335)
Allowance for sales incentives	(19,476)	(13,750)
Other allowances	(1,495)	(812)
Total allowances	(27,521)	(21,897)
Total Accounts Receivable—net of allowances	$332,673	$183,078

Allowance for Sales Returns: Allowance for sales returns consist of the following activities (in thousands):

	As of December 31,
	2019	2018
Beginning balance	$(7,335)	$(6,907)
Charged to revenue	(15,541)	(17,396)

Utilization of sales return reserve	16,326	16,968
Ending balance	$(6,550)	$(7,335)

Allowance for Sales Incentive: Allowance for sales incentive consisted of the following activities (in thousands):

	As of December 31,
	2019	2018
Beginning balance	$(13,750)	$(10,442)
Charged to revenue	(65,676)	(50,958)
Utilization of sales incentive reserve	59,950	47,650
Ending balance	$(19,476)	$(13,750)

Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2019	2018
Computers and equipment	$23,834	$16,056
Leasehold improvements	93,239	18,396
Website and internal-use software	6,510	6,423
Office equipment and furniture	12,091	4,069
Total property and equipment	135,674	44,944
Accumulated depreciation and amortization	(32,412)	(19,680)
Property and Equipment, net	$103,262	$25,264

Depreciation and amortization expense, for property and equipment assets, for the years ended December 31, 2019, 2018 and 2017 was $12.8 million, $7.8 million and $5.2 million, respectively.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Payments due to content publishers	$57,376	$32,463
Accrued cost of revenue	58,149	22,830
Operating lease liability, current	17,896	—
Accrued royalty expense	18,040	7,939
Accrued payroll and related expenses	14,522	12,217
Accrued inventory	2,892	6,008
Marketing, retail and merchandising costs	7,624	—
Accrued legal expenses	3,158	—
Customer prepayments	2,669	3,124
Taxes and related liabilities	3,052	1,314
Other accrued expenses	12,969	6,091
Total Accrued Liabilities	$198,347	$91,986

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2019	2018
Platform, current	$18,234	$28,569
Player, current	21,627	16,873
Total deferred revenue, current	39,861	45,442
Platform, non-current	6,135	12,783
Player, non-current	9,235	6,811
Total deferred revenue, non-current	15,370	19,594
Total Deferred Revenue	$55,231	$65,036

7. SHORT-TERM INVESTMENTS

The Company did not have any short-term investments as of December 31, 2019. The following is a summary of the Company’s short-term investments as of December 31, 2018 (in thousands):

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$37,168	$—	$(17)	$37,151
U.S. government securities	4,995	—	—	$4,995
Total Short-Term Investments	$42,163	$—	$(17)	$42,146

The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	As of December 31, 2018
	Amortized Cost	Fair Value
Less than 1 year	$42,163	$42,146
Due in 1-3 years	—	—
Total Short-Term Investments	$42,163	$42,146

8. FAIR VALUE DISCLOSURE

The Company’s financial assets measured at fair value are as follows (in thousands):

	As of December 31, 2019			As of December 31, 2018
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Cash	$463,820	$463,820	$—	$147,221	$147,221	$—
Money market funds	51,659	51,659	—	8,343	8,343	—
Restricted cash	1,854	1,854	—	—	—	—
Short-term investments:
Corporate bonds and commercial paper	—	—	—	37,151	—	37,151
U.S. government securities	—	—	—	4,995	—	4,995
Total assets measured and recorded at fair value	$517,333	$517,333	$—	$197,710	$155,564	$42,146

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

The Company considers all highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. The Company measured money market funds of $51.7 million and $8.3 million as cash equivalents as of December 31, 2019 and 2018, respectively, using Level 1 inputs.

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

The Company did not have Level 3 instruments at December 31, 2019 and 2018. During the year ended December 31, 2017, Level 3 instruments consisted of the Company’s convertible preferred stock warrant liability. Pursuant to the Company’s IPO in October 2017, all convertible preferred stock warrants were converted into Class B common stock warrants, which did not require further re-measurements as they were deemed permanent equity. For periods prior to the IPO, the Company’s convertible preferred stock warrant liability was measured at fair value upon issuance and at each reporting date prior to the IPO. The inputs that were used to determine the estimated fair value of the convertible preferred stock warrant liability included the remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability were the fair value of the underlying stock at the valuation date and the estimated term of the warrants.

The following table represents the activity of Level 3 instruments (in thousands):

Year Ended
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

Assets and liabilities that are measured at fair value on a non-recurring basis

Non-financial assets such as goodwill, intangible assets, property, plant, and equipment and operating lease right-of-use assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. The Company recorded an impairment of $0.9 million for operating lease right-of-use assets and $0.4 million for long-lived assets that were no longer in use during the years ended December 31, 2019 and 2018, respectively. There were no indicators of impairment that required a fair value analysis during the year ended December 31, 2017.

9. LEASES

The Company determines if an arrangement contains a lease at its inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. The Company took into consideration its credit rating and the length of the lease when calculating the incremental borrowing rate. The Company considers the options to extend or terminate the lease in determining the lease term, when it is reasonably certain to exercise one of the options. The Company combines lease and non-lease components into a single lease component for its real estate and equipment leases.

The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from one year to 11 years and may include options to extend or terminate the lease. The depreciable life of ROU assets is limited by the expected lease term.

The Company earns sublease income from subleases for a portion of the former headquarters in Saratoga, California. The subleases expire in 2020 when the underlying leases expire.

The components of lease expense are as follows (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$30,218
Sublease income	(2,622)
Net operating lease cost	$27,596

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$17,721
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$267,048

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

As of
December 31, 2019
Operating lease right-of-use assets	$283,291
Included in accounts payable and accrued liabilities:
Operating lease liability, current	17,896
Operating lease liability, non-current	301,694
Total operating lease liability	$319,590

Weighted Average Remaining Lease Term:
Operating leases (in years)	9.98
Weighted Average Discount Rate:
Operating leases	4.65%

Future lease payments under operating leases as of December 31, 2019 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2020	$29,230
2021	47,035
2022	43,909
2023	44,655
2024	44,014
Thereafter	246,488
Total future lease payments	455,331
Less: imputed interest	(95,762)
Less: expected tenant improvement allowance	(39,979)
Total	$319,590

As of December 31, 2019, the Company has additional operating leases, primarily corporate offices, that have not yet commenced of $6.6 million. These operating leases will commence in fiscal year 2020 with lease terms of 5 years to 11 years.

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

Rent expense, under ASC 840, for the years ended December 31, 2018 and 2017 was $9.7 million and $6.9 million, respectively.

10. DEBT

The Company’s outstanding debt as of December 31, 2019 is as follows (in thousands):

	As of December 31, 2019
	Amount	Effective Interest Rate
Term Loan A Facility	$100,000	3.48%
Less: Debt issuance costs	(392)
Net carrying amount of debt	$99,608

The carrying amount of debt approximates fair value due to its variable interest rates. The Company did not have any outstanding debt as of December 31, 2018.

The following table sets forth the Company’s interest expense recognized in relation to the debt (in thousands):

Year Ended
December 31, 2019
Contractual interest expenses related to Term Loan A Facility	$420
Amortization of debt issuance costs	11
Total interest expense	$431

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Original Closing Date”), the Company entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. On May 3, 2019, (the “Closing Date”), the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). On the Original Closing Date, the Company terminated its Restated 2014 LSA (as defined below) with Silicon Valley Bank.

The Credit Agreement provides for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility, subject to the satisfaction of certain financial and other conditions, in the amount of up to (v) $50.0 million, plus (w) 1.0x of the Company’s EBITDA for the most recently completed four fiscal quarter period, plus (x) an additional amount at the Company’s discretion, so long as, on a pro forma basis at the time of incurrence, the Company’s secured leverage ratio does not exceed 1.50 to 1.00, plus (y) voluntary prepayments of the Revolving Credit Facility and Term Loan A Facility to the extent accompanied by concurrent reductions to the applicable

Credit Facility (together with the Revolving Credit Facility and the Term Loan A Facility, collectively, the “Credit Facility”).

On November 18, 2019, the Company drew from the Term Loan A facility in the aggregate principal amount of $100.0 million and elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on the Company’s secured leverage ratio.

Loans under the Term Loan A Facility will amortize in equal quarterly installments beginning on March 31, 2020, in an aggregate annual amount equal to (i) on or prior to December 31, 2021, 1.25% of the drawn principal amount of the Term Loan Facility or $1.25 million and (ii) thereafter, 2.50% of the drawn principal amount of the Term Loan Facility or $2.5 million, with the remaining balance payable on the maturity date of the Term Loan A Facility in February 2023.

The Company did not have any borrowings outstanding on the Revolving Credit Facility as of December 31, 2019. The Company had outstanding letters of credit as of December 31, 2019, totaling $30.7 million, which reduced the balance available to draw on the Revolving Credit Facility from $100.0 million to $69.3 million.

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

As of December 31, 2019, the Company is in compliance with all the covenants of the Credit Agreement.

Line of Credit with Silicon Valley Bank

The Company entered into a loan and security agreement (the “LSA”) with Silicon Valley Bank in July 2011. The LSA was amended and restated in subsequent periods. The amended and restated loan and security agreement (the “Restated 2014 LSA”) entered into in November 2014 provided advances under a revolving line of credit up to $30.0 million and provided for letters of credit to be issued up to $5.0 million.

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

On February 19, 2019, the Company terminated the Restated 2014 LSA agreement with Silicon Valley Bank.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of December 31, 2019 and 2018, there were no shares of preferred stock issued and outstanding.

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

At-the-Market Offerings

On March 12, 2019, the Company entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., as its sales agent (the “Citi Equity Distribution Agreement”), pursuant to which the Company could issue and sell from time-to-time shares of its Class A common stock for aggregate gross proceeds of up to $100.0 million. In March 2019, the Company sold approximately 1.4 million shares of Class A common stock at an average selling price of $72.00 per share, constituting all available shares for sale under the Citi Equity Distribution Agreement for aggregate gross proceeds of $100.0 million and incurred issuance costs of $2.0 million.

On May 16, 2019, the Company entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, as its sales agent (the “MS Equity Distribution Agreement”), pursuant to which the Company could issue and sell up to an aggregate of 1.0 million shares of its Class A common stock. In May 2019, the Company sold all 1.0 million available shares for sale under the MS Equity Distribution Agreement at an average selling price of $82.90 per share, for aggregate gross proceeds of $82.9 million and incurred issuance costs of $1.6 million.

On November 19, 2019, the Company entered into another Equity Distribution Agreement with Citigroup Global Markets Inc. as its sales agent (the “Citi Equity Distribution Agreement – 2”), pursuant to which the Company could issue and sell from time-to-time up to an aggregate of 1.0 million shares of its Class A common stock. In November 2019, the Company sold all 1.0 million shares available for sale under the Citi Equity Distribution Agreement – 2 at an average selling price of $153.99 per share for aggregate gross proceeds of $153.99 million and incurred issuance costs of $2.8 million.

Common Stock Reserved For Issuance

At December 31, 2019, the Company had reserved shares of common stock for issuance as follows (in thousands):

As of December 31, 2019
Common stock awards granted under equity incentive plans	15,668
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	2,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	16,950
Total reserved shares of common stock	34,707

* The Company has not issued any common stock pursuant to the 2017 Employee Stock Purchase Plan.

Equity Incentive Plans

The Company has two equity incentive plans, the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective September 2017 in connection with the IPO. No further shares have been issued under the 2008 Plan. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity compensation to the Company’s employees, directors and consultants.

Restricted stock units granted under the plan are subject to continuous service. Options granted under the plans are granted at a price per share equivalent to the fair market value on the date of grant. Recipients of option grants who possess more than 10% of the combined voting power of the Company (a “10% Shareholder”) are subject to certain limitations, and incentive stock options granted to such recipients are at a price no less than 110% of the fair market value at the date of grant.

  Restricted Stock Units

Restricted stock unit activity for the year ended December 31, 2019 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2018	3,686	$48.50
Awarded	2,228	87.60
Released	(822)	49.26
Forfeited	(548)	50.40
Balance, December 31, 2019 - outstanding	4,544	$67.30

The grant-date fair value of restricted stock units granted during the year ended December 31, 2019 was $195.2 million. Total unrecognized compensation cost related to restricted stock units awarded to employees as of December 31, 2019 was $267.7 million, which the Company expects to recognize over 2.77 years. The intrinsic value of restricted stock units that vested in the years ended December 31, 2019 and 2018 was $100.1 million and $12.7 million, respectively, which represented the fair value of the Company’s common stock underlying the restricted stock units on their vesting date.

Stock options

The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2018	16,371	$8.59	6.8	—
Granted	572	100.06	—	$39.23
Exercised	(5,352)	5.35	—	—
Forfeited and expired	(467)	8.77	—	—
Balance, December 31, 2019 - outstanding	11,124	$14.84	6.2	—	$1,324,461

Options exercisable at December 31, 2019	6,603	$5.84	5.1	—	$845,590

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $39.23, $22.96 and $3.73, respectively. The total intrinsic value of stock options exercised in the years ended December 31, 2019, 2018 and 2017 was $474.2 million, $445.9 million and $20.4 million, respectively, and represents the difference between the fair value of the Company’s common stock at the dates of exercise and the exercise price of the options. As of December 31, 2019, the Company had $41.2 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.78 years.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Generally, stock options granted to employees vest 25% after one year and then 1/48th monthly thereafter and have a term of ten years, and restricted stock units issued generally vest 25% after one year and then 1/16th quarterly thereafter.

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of platform revenue	$342	$97	$81
Cost of player revenue	1,072	469	145
Research and development	40,036	18,538	4,714
Sales and marketing	24,179	10,459	2,817
General and administrative	19,546	8,111	3,196
Total stock-based compensation	$85,175	$37,674	$10,953

The fair value of options granted under the 2008 Plan and 2017 Plan is estimated on the grant date using the Black-Scholes option-valuation model. This valuation model for stock-based compensation expense requires the Company to make certain assumptions and judgments about the variables used in the calculation, including the expected term, the expected volatility of the Company’s common stock, an assumed risk-free interest rate, and expected dividends. The Company recognizes forfeitures as they occur.

Fair Value of Common Stock: Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our Board of Directors. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our Board of Directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date, including but not limited to the prices, rights, preferences and privileges of our preferred stock relative to the common stock, our operating and financial performance, current business conditions and projections, our stage of development, likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an IPO or sale of our company, given prevailing market conditions, any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options, the market performance of comparable publicly-traded companies, the U.S. and global capital market conditions.

Subsequent to our IPO, the Company uses the market closing price for our Class A common stock as reported on The Nasdaq Global Select Market on the date of grant. The Company uses the straight-line method for expense recognition.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the simplified method as described in ASC Topic 718-10-S99-1, SEC Materials SAB Topic 14, Share-Based Payment.

Expected Volatility: The Company’s volatility factor is estimated using several comparable public company volatilities for similar option terms.

Expected Dividends: The Company has never paid cash dividends and has no present intention to pay cash dividends in the future, and as a result, the expected dividends are $0.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equivalent to the estimated life of the stock-based awards. Where the expected term of the Company’s stock-based awards does not correspond with the term for which an interest rate is quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.

The assumptions used to value stock-based awards granted during the years ended December 31, 2019, 2018 and 2017 are as follows:

Years Ended December 31,
	2019	2018	2017
Dividend rate	—	—	—
Expected term (in years)	5.0 - 6.7	5.3 - 6.8	5.3 - 6.5
Risk-free interest rate	1.35 - 2.56%	2.32 - 2.88%	1.87 - 2.25%
Expected volatility	35 - 36%	38 - 40%	39 - 44%
Fair value of common stock	—	—	$2.56 - $18.46

Stock Warrants

The Company does not have any outstanding warrants as of December 31, 2019 and 2018. In July 2017 the Company issued 0.4 million shares of Class B common stock upon exercise of 0.4 million Class B common stock warrants issued in 2009. Immediately prior to the Company’s IPO in 2017, warrants to purchase 2.2 million shares of convertible preferred stock were outstanding. The warrants were automatically converted into warrants to purchase 2.2 million shares of Class B common stock upon the closing of the IPO.

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

Year Ended
December 31, 2017
Dividend rate	—
Expected term (in years)	3.0 - 9.7
Risk-free interest rate	1.5 - 2.3%
Expected volatility	44 - 51%

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

12. COMMITMENTS AND CONTINGENCIES

Manufacturing Purchase Commitments

The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for our products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of December 31, 2019 and 2018, the Company had $55.7 million and $40.6 million purchase commitments for inventory, respectively.

The Company records a liability for non-cancelable purchase commitments in excess of projected demand forecasts. The Company recorded $0.3 million and $0.1 million for these purchase commitments in “Accrued liabilities” at December 31, 2019 and 2018, respectively.

Content License Purchase Commitments

At December 31, 2019, the Company recorded $1.7 million as obligations in “Accrued liabilities” for license purchase commitments. The obligations for the year ended December 31, 2018 were not material. As of December 31, 2019, the Company did not have any remaining performance obligations that are not reflected on the financial statements as they do not yet meet the criteria for asset and liability recognition.

Letters of Credit

As of December 31, 2019, the Company had irrevocable letters of credit outstanding in the amount of $31.8 million for the benefit of landlords related to non-cancelable facilities leases. The letters of credit expire on various dates in 2030.

Contingencies

The Company accrues for loss contingencies, including liabilities for intellectual property licensing claims, when it believes such losses are probable and reasonably estimable. These contingencies are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events. The resolution of these contingencies and of other legal proceedings can be, however, inherently unpredictable and subject to significant uncertainties.

During the year ended December 31, 2019, the Company recorded expenses of $9.9 million, in total cost of revenue, for various claims related to patent infringements. The expense includes accruals based on best estimates and are subject to adjustments in the future. During the year ended December 31, 2018, the Company changed its estimate of certain liabilities previously recorded for intellectual property licensing and released $8.9 million as a result of its assessment that the likelihood of payment is now remote. The reversal of $8.9 million is recorded within cost of revenue, player during the year ended December 31, 2018, in the consolidated statements of operations.

From time to time, the Company is subject to legal proceedings, claims, and investigations in the ordinary course of business, including claims relating to employee relations, business practices and patent infringement. The Company is involved in litigation matters not listed herein. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in are reasonably likely to have a material adverse effect on its business, financial condition, or results of operations.

Indemnification

In the ordinary course of business, the Company has entered into contractual arrangements  which provide indemnification provisions of varying scope and terms to business partners and other parties with respect to  certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. The Company’s obligations under these agreements may be limited in terms of time or amount, and in some instances, the Company may have recourse against third parties for certain payments. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

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

13. INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(63,453)	$(11,128)	$(63,831)
Foreign	2,534	1,795	637
Net loss before income taxes	$(60,919)	$(9,333)	$(63,194)

The income tax (benefit) expense consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(47)	$—	$—
State	244	114	89
Foreign	108	184	674
	305	298	763
Deferred:
Foreign	(1,287)	(774)	(448)
Total	$(982)	$(476)	$315

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2019	2018	2017
U.S. federal income tax at statutory rate	21.0%	21.0%	34.0%
U.S. state and local income taxes	(0.4)	(1.3)	(0.2)
Change in valuation allowance	(213.4)	(1,039.4)	19.0
Federal research and development tax credit	30.8	166.2	5.2
Convertible preferred stock warrants	—	—	(21.7)
Stock-based compensation	158.0	859.4	1.2
Meals and Entertainment	(1.4)	(6.6)	(1.1)
Permanent items	—	(1.1)	—
Foreign rate differential	(0.6)	(1.5)	0.2
Acquisition costs	(1.3)	—	—
Section 162(m) limitation	(1.4)	—	—
State apportionment change	1.3	—	—
Tax rate change	(0.4)	2.4	(36.4)
Provision to return true-up	9.9	5.9	—
Other	(0.5)	0.1	(0.7)
Effective tax rate	1.6%	5.1%	(0.5)%

Significant components of the Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$263,512	$128,829
Reserves and accruals	10,425	7,840
Research and development credits	73,442	39,344
Lease Obligation	81,639	—
Stock-based compensation	17,494	7,529
Total deferred tax assets	446,512	183,542
Deferred tax liabilities:
Right-of-use asset	(72,243)	—
Depreciation and amortization	(10,916)	(343)
Total deferred tax liabilities	(83,159)	(343)
Valuation allowance	(361,233)	(182,360)
Net deferred tax assets	$2,120	$839

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of December 31, 2019, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in the U.K. and Denmark.

The Company's valuation allowance increased by $178.9 million and $114.1 million during the years ended December 31, 2019 and 2018, respectively, primarily due to U.S. federal and state tax losses and credits incurred during the period.

For federal and state income tax reporting purposes, respective net operating loss carryforwards of $1,005.4 million and $851.7 million are available to reduce future taxable income, if any. These net operating loss carryforwards will begin to expire in 2028 for federal and certain state net operating losses have expired in 2019. The federal net operating loss generated subsequent to 2017 can be carried forward indefinitely.

For U.K. and Denmark income tax reporting purposes, the net operating loss carryforward of $9.4 million and $0.1 million, respectively, is available to reduce the future taxable income, if any. U.K. and Denmark net operating loss can be carried forward indefinitely. The Company also has U.K. research and development tax credit carryforwards of $0.2 million. The credit can be carried forward indefinitely.

As of December 31, 2019, the Company has research and development tax credit carryforwards of $58.3 million and $40.0 million for federal and state income tax purposes, respectively. If not utilized, the federal and state carryforwards will begin to expire in 2028 and 2035, respectively.

The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a statutorily defined significant change in ownership. Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to an ownership change, as defined by section 382 of the Code. The Company has assessed whether any section 382 ownership change has occurred since its formation and determined that a section 382 ownership change occurred on December 18, 2009 and tax attributes generated by the Company through the ownership change date are subject to the limitation.

A Section 382 study was completed for dataxu covering the period from inception beginning May 1, 2008 through acquisition date of November 8, 2019. Based on the study, the Company identified four ownership changes for Section 382 purposes. As such, tax attributes generated by dataxu through the ownership change dates are subject to the limitation.

The total amount of unrecognized tax benefits as of December 31, 2019 is $19.5 million, of which $18.3 million is composed of research and development credits and $1.2 million is related international activities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2019	2018
Unrecognized tax benefits at beginning of year	$14,541	$5,843
Gross increase for tax positions of current year	10,378	7,053
Gross decrease due to statue expiration	(88)	—
Gross increase for tax positions of prior years	—	1,645
Gross decrease for tax positions of prior years	(5,344)	—
Unrecognized tax benefits balance at end of year	$19,487	$14,541

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. As of December 31, 2019, the Company recorded $0.3 million of accrued interest and penalties related to uncertain tax positions.

Change in the Company’s unrecognized tax benefits, if any, would have an immaterial impact on its effective tax rate. The Company does not believe unrecognized tax benefits will change significantly in the next 12 months.

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

The Company will continue to reinvest earnings from our foreign subsidiaries indefinitely. While federal income tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, the Company has not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss. It is not practicable for the Company to determine the amount of unrecognized tax expense on these reinvested international earnings.

14. RELATED-PARTY TRANSACTIONS

The Company has engaged in transactions with one of its strategic investors. With respect to this investor, the Company recorded revenue of $8.5 million, $4.1 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017 respectively. The Company had an accounts receivable balance of $2.4 million as of December 31, 2019 and 2018, related to transactions with this investor. The Company incurred expenses of $1.3 million, $1.3 million and $0.2 million with this investor for the years ended December 31, 2019, 2018 and 2017, respectively. The Company had a payable of $0.4 million and $1.5 million to this investor as of December 31, 2019 and 2018, respectively.

In addition, the Company has engaged in transactions with another company in which the Company’s Chief Executive Officer holds a majority voting interest and is a member of such company’s board of directors, and another member of the Company’s Board of Directors is such company’s Chief Executive Officer. With respect to transactions with this other company, the Company incurred expenses of $1.2 million for the year ended December 31, 2019. The Company did not consummate any transactions with the other company for the years ended December 31, 2018 and 2017. There were no outstanding amounts payable to this other company as of December 31, 2019, 2018 and 2017.

15. RETIREMENT PLANS

The Company maintains a 401(k) tax deferred saving plan (the “Savings Plan”) for the benefit of qualified employees. Qualified employees may elect to make contributions to the Savings Plan on a biweekly basis, subject to certain limitations. The Company may make contributions to the Savings Plan at the discretion of the Board of Directors. No contributions were made for the years ended December 31, 2019, 2018 and 2017.

In 2014, the Company established a defined contribution plan in the U.K. for its U.K.-based employees. The Company contributed $0.5 million, $0.4 million and $0.3 million to the plan for the years ended December 31, 2019, 2018 and 2017, respectively.

16. NET LOSS PER SHARE

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net loss per share options to purchase common stock, restricted stock units, unvested shares of common stock issued upon the early exercise of stock options and business acquisitions and warrants to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Because the Company has reported a net loss for the years ended December 31, 2019, 2018 and 2017, diluted net loss per common share is the same as the basic net loss per share for those years.

The table presents the calculation of basic and diluted net loss per share as follows (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss allocable to common stockholders	$(59,937)	$(8,857)	$(63,509)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	115,218	104,618	28,308
Net loss per share, basic and diluted	$(0.52)	$(0.08)	$(2.24)

The potential common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Equity awards to purchase common stock	15,668	20,057	26,608
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	31	70	57
Warrants to purchase common stock	—	—	184
Total	15,699	20,127	26,849

17. SEGMENT INFORMATION

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

The Company is organized into two reportable segments as follows:

Platform

Consists primarily of fees received from advertisers and content publishers, and from licensing the Company’s technology and proprietary operating system to service operators. Platform revenue primarily includes fees earned from the sale of digital advertising and revenue share from new or recurring user subscriptions activated through the Company’s platform and revenue share from user purchases of content publishers’ media through its platform. The Company also earns revenue from the sale of branded channel buttons on player and TV remote controls.

Player

Consists primarily of net sales of streaming media players, audio products and accessories through retailers and distributors, as well as directly to customers through the Company’s website.

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

Customers accounting for 10% or more of segment revenue, net, were as follows:

	Years Ended December 31,
	2019	2018	2017
Platform segment revenue
Customer E	*	*	13%

Player segment revenue
Customer A	16%	15%	15%
Customer B	17%	15%	12%
Customer C	39%	38%	34%

Revenue in international markets was less than 10% in each of the periods presented. Substantially all Company assets were held in the United States and were attributable to the operations in the United States as of December 31, 2019 and 2018.

18. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net income (loss) and earnings per share by quarter for the years ended December 31, 2019 and 2018. This data was derived from the Company’s unaudited consolidated financial statements (in thousands, except per share data):

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Total Revenue	$411,230	$260,928	$250,101	$206,662
Gross Profit	161,647	118,477	114,209	100,891
Net loss attributable to common stockholders	(15,717)	(25,155)	(9,333)	(9,732)
Basic and diluted net loss per share attributable to common stockholders	(0.13)	(0.22)	(0.08)	(0.09)

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Total Revenue	$275,739	$173,381	$156,810	$136,576
Gross Profit	112,291	78,993	77,752	63,112
Net income (loss) attributable to common stockholders	6,778	(9,527)	526	(6,634)
Basic net income (loss) per share attributable to common stockholders	0.06	(0.09)	0.01	(0.07)
Diluted net income (loss) per share attributable to common stockholders	0.05	(0.09)	0.00	(0.07)

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment excluded internal controls over financial reporting of dataxu, Inc. which was acquired on November 8, 2019 and whose total assets represent approximately 6.1% and total revenues represent approximately 1.5% of our consolidated financial statement amounts as of and for the year ended December 31, 2019. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Roku, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Roku, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and the Company’s change in method of accounting for revenue in fiscal year 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at dataxu, Inc., which was acquired on November 8, 2019, whose total assets represent approximately 6.1% and total revenues represent approximately 1.5% of the consolidated financial statement amounts of the Company as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at dataxu, Inc.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 28, 2020

Item 9B. Other Information

Based on the elections made by our named executive officers, our Compensation Committee of our Board of Directors has established the annual salaries and monthly stock option allocations for 2020 under the terms of our Executive Supplemental Stock Option Program for our named executive officers as follows:

Name	Annual Salary	Annual Stock Option Allocation Amount	Monthly Stock Option Allocation Amount
Anthony Wood President and Chief Executive Officer	$800,000	$400,000	$33,333

The number of options granted is determined by the following formula: (i) the monthly dollar amount by which the officer has elected to reduce their annual base salary, divided by (ii) the quotient of (x) the closing price of our Class A common stock as reported by The Nasdaq Global Select Market on the date of grant and (y) 2.9. Each monthly grant is made on the first trading day of the month (contingent upon the officer’s continued service as of that date), is fully vested on the grant date and will have an exercise price equal to the closing price of our Class A common stock as reported by The Nasdaq Global Select Market on the date of grant. The options are subject to the terms and conditions of the Company’s 2017 Plan and will be administered on a non-discretionary basis without further action by our Compensation Committee. These stock options are exercisable for up to ten years following the date of grant regardless of the employment status of the officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2019.

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

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated October 22, 2019, by and among Roku, Inc., Delaware Acquisition Company, Inc., dataxu, Inc. and Shareholder Representative Services LLC, as Stockholder Representative and Amendment No. 1 to Agreement and Plan of Merger, dated November 8, 2019, by and among Roku, Inc., Delaware Acquisition Company, Inc., dataxu, Inc. and Shareholder Representative Services LLC, as Stockholder Representative.	8-K	001-38211	2.1	11/14/2019

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38211	3.1	10/3/2017

3.2	Amended and Restated Bylaws.	S-1/A	333-220318	3.4	9/18/2017

4.1	Reference is made to Exhibit 3.1.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-220318	4.1	9/18/2017

4.3	Description of Securities.					X

4.4	Amended and Restated Investor Rights Agreement, by and among Roku, Inc. and the investors listed on Exhibit A thereto, dated November 9, 2015.	S-1	333-220318	10.1	9/1/2017

4.5	Amendment to the Amended and Restated Investor Rights Agreement, dated March 6, 2017.	S-1	333-220318	10.2	9/1/2017

10.1 +	Roku, Inc. 2008 Equity Incentive Plan.	S-1	333-220318	10.3	9/1/2017

10.2 +	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan.	S-1	333-220318	10.4	9/1/2017

10.3 +	Roku, Inc. 2017 Equity Incentive Plan.	S-1/A	333-220318	10.5	9/18/2017

10.4 +	Forms of Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.	S-1/A	333-220318	10.6	9/18/2017

10.5 +	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan.	S-1/A	333-220318	10.7	9/18/2017

10.6 +	Forms of Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.	10-Q	001-38211	10.24	8/10/2018

10.7 +	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan (Employees).					X

10.8 +	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan (Non-Employee Directors).	10-Q	001-38211	10.7	8/9/2019

10.9 +	Forms of Option Grant Notice and Option Agreement under 2017 Equity Incentive Plan (Non-Employee Directors).	10-Q	001-38211	10.8	8/9/2019

10.10 +	Executive Supplemental Stock Option Program Enrollment Form.	8-K	001-38211	10.1	12/7/2018

10.11 +	Forms of Option Grant Notice and Executive Supplemental Stock Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.	8-K	001-38211	10.2	12/7/2018

10.12 +	Roku, Inc. 2017 Employee Stock Purchase Plan.	S-1/A	333-220318	10.8	9/18/2017

10.13 +	Form of Indemnification Agreement, by and between Roku, Inc. and each of its directors and executive officers.	S-1A	333-220318	10.9	9/18/2017

10.14 +	Employment Terms Agreement, by and between Roku, Inc. and Stephen Kay, dated November 15, 2013.	S-1	333-220318	10.9	9/1/2017

10.15 +	Employment Terms Agreement, by and between Roku, Inc. and Steve Louden, dated June 11, 2015.	S-1	333-220318	10.11	9/1/2017

10.16 +	Employment Terms Agreement, by and between Roku, Inc. and Charles Smith, dated August 27, 2012.	S-1	333-220318	10.12	9/1/2017

10.17 +	Employment Terms Agreement, by and between Roku, Inc. and Scott Rosenberg, dated October 30, 2012.	S-1	333-220318	10.13	9/1/2017

10.18 +	Employment Terms Agreement, by and between Roku, Inc. and Mustafa Ozgen, dated January 17, 2019.					X

10.19 +	Independent Contractor Services Agreement by and between Roku, Inc. and Neil Hunt, dated September 10, 2017.	S-1/A	333-220318	10.30	9/18/2017

10.20 +	Roku, Inc. Amended and Restated Severance Benefit Plan.	8-K	001-38211	99.1	7/16/2019

10.21	Sublease for 170/180 Knowles Drive, by and between Roku, Inc. and Netflix, Inc., dated August 18, 2015.	S-1	333-220318	10.26	9/1/2017

10.22	Sublease for 100 Winchester Circle, by and between Roku, Inc. and Netflix, Inc., dated August 18, 2015.	S-1	333-220318	10.27	9/1/2017

10.23	Sublease for 150 Winchester Circle, by and between Roku, Inc. and Netflix, Inc., dated August 18, 2015.	S-1	333-220318	10.28	9/1/2017

10.24	Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated August 1, 2018 (1155 Coleman Ave).	10-Q	001-38211	10.26	8/10/2018

10.25	Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated August 1, 2018 (1173/1167/1161 Coleman Ave).	10-Q	001-38211	10.27	8/10/2018

10.26	First Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated November 12, 2018 (1155 Coleman Ave).	10-K	001-38211	10.30	3/1/2019

10.27	First Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated November 18, 2018 (1173/1167/1161 Coleman Ave).	10-K	001-38211	10.31	3/1/2019

10.28	Credit Agreement, dated as of February 19, 2019, by and among Roku, Inc., Morgan Stanley Senior Funding, Inc., as lender, issuing bank, administrative agent and collateral agent, and the other issuing banks and lenders party thereto from time to time.	10-K	001-38211	10.32	3/1/2019

10.29	Assignment and Assumption of Lease, Landlord’s Consent and First Amendment of Lease, dated as of April 30, 2019, by and among Roku, Inc., 8x8, Inc. and CAP Phase I, LLC.	10-Q	001-38211	10.1	8/9/2019

10.30	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated April 30, 2019 (1155 Coleman Ave).	10-Q	001-38211	10.2	8/9/2019

10.31	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated April 30, 2019 (1173/1167/1161 Coleman Ave).	10-Q	001-38211	10.3	8/9/2019

10.32	Incremental Assumption and Amendment No. 1 to Credit Agreement, dated as of May 3, 2019, by and among Roku, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and issuing bank, and the other issuing banks and lenders party thereto from time to time.	10-Q	001-38211	10.4	8/9/2019

21.1	List of Subsidiaries of Roku, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2020.

Roku, Inc.

By:	/s/ Anthony Wood

Anthony Wood
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steve Louden

Steve Louden
Chief Financial Officer
(Principal Financial Officer)