Form 10-Q
period 2020-03-31
ROKU, INC
filed 2020-05-11
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-38211

Roku, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2087865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Coleman Avenue

San Jose, California 95110

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

As of April 30, 2020, the registrant had 101,747,842 of Class A common stock, $0.0001 par value per share, and 18,971,323 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	the impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our advertisers, partners, manufacturers, suppliers and users operate;
•	our ability to attract and retain users and increase streaming hours;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain TV brands and service operators to license and deploy our technology;
•	our ability to acquire rights to distribute popular content on our platform on favorable terms, or at all, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits and the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments, including developing integrations with our platform partners;
•	our ability to develop and launch new streaming products and provide ancillary services and support;
•	our ability to integrate the business and operations of dataxu, Inc., a demand-side platform (“DSP”) company that we recently acquired;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	our abilities to address potential and actual security breaches and system failures involving our products, systems and operations;
•	our ability to maintain, protect and enhance our intellectual property; and
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

Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our

ii

business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$588,294	$515,479
Restricted cash	1,539	1,854
Accounts receivable, net of allowances	295,361	332,673
Inventories	43,978	49,714
Prepaid expenses and other current assets	39,432	25,943
Total current assets	968,604	925,663
Property and equipment, net	148,064	103,262
Operating lease right-of-use assets	273,305	283,291
Intangible assets, net	72,913	76,668
Goodwill	73,058	74,116
Other non-current assets	5,765	7,234
Total Assets	$1,541,709	$1,470,234
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$328,873	$313,574
Current portion of long-term debt	4,750	4,866
Deferred revenue, current	38,457	39,861
Total current liabilities	372,080	358,301
Long-term debt, non-current	162,626	94,742
Deferred revenue, non-current	14,795	15,370
Operating lease liability, non-current	312,628	301,694
Other long-term liabilities	3,667	1,701
Total Liabilities	865,796	771,808
Stockholders’ Equity:
Common stock, $0.0001 par value	12	12
Additional paid-in capital	1,045,383	1,012,218
Accumulated other comprehensive loss	29	29
Accumulated deficit	(369,511)	(313,833)
Total stockholders’ equity	675,913	698,426
Total Liabilities and Stockholders’ Equity	$1,541,709	$1,470,234

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Revenue:
Platform	$232,557	$134,153
Player	88,209	72,509
Total net revenue	320,766	206,662
Cost of Revenue:
Platform	101,936	40,364
Player	77,729	65,407
Total cost of revenue	179,665	105,771
Gross Profit:
Platform	130,621	93,789
Player	10,480	7,102
Total gross profit	141,101	100,891
Operating Expenses:
Research and development	88,278	55,738
Sales and marketing	68,248	33,807
General and administrative	39,740	22,086
Total operating expenses	196,266	111,631
Loss from Operations	(55,165)	(10,740)
Other Income, Net:
Interest expense	(863)	(98)
Other income, net	1,261	967
Total other income, net	398	869
Loss Before Income Taxes	(54,767)	(9,871)
Income tax benefit	(155)	(139)
Net Loss	$(54,612)	$(9,732)
Net loss per share —basic and diluted	$(0.45)	$(0.09)
Weighted-average shares used in computing net loss per share —basic and diluted	120,180	110,877

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Loss	$(54,612)	$(9,732)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net of tax	—	18
Comprehensive Net Loss	$(54,612)	$(9,714)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—December 31, 2019	119,897	$12	$1,012,889	$(671)	$29	$(313,833)	$698,426
Vesting of early exercised stock options	—	—	17	—	—	—	17
Issuance of common stock pursuant to equity incentive plans, net of taxes	760	—	2,743	—	—	—	2,743
Stock-based compensation expense	—	—	30,405	—	—	—	30,405
Adoption of ASU 2016-13	—	—	—	—	—	(1,066)	(1,066)
Net loss	—	—	—	—	—	(54,612)	(54,612)
Balance—March 31, 2020	120,657	$12	$1,046,054	$(671)	$29	$(369,511)	$675,913

Balance—December 31, 2018	109,770	$11	$499,224	$(671)	$(17)	$(253,896)	244,651
Vesting of early exercised stock options	—	—	17	—	—	—	17
Share repurchases	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to equity incentive plans, net of taxes	2,135	—	10,091	—	—	—	10,091
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $2.0 million	1,389	—	98,025	—	—	—	98,025
Stock-based compensation expense	—	—	17,864	—	—	—	17,864
Unrealized gain on short-term investments	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(9,732)	(9,732)
Balance—March 31, 2019	113,292	$11	$625,221	$(671)	$1	$(263,628)	$360,934

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(54,612)	$(9,732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,448	2,849
Stock-based compensation expense	30,405	17,864
Provision for doubtful accounts	3,788	181
Non-cash interest expense	—	344
Amortization of premiums on short-term investments	—	(182)
Other items, net	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	32,458	8,702
Inventories	5,736	2,187
Prepaid expenses and other current assets	(13,814)	(8,116)
Operating lease right-of-use assets	9,213	3,440
Deferred cost of revenue	—	552
Other noncurrent assets	1,469	685
Accounts payable and accrued liabilities	10,117	(18,606)
Operating lease liabilities	13,560	(2,491)
Other long-term liabilities	1,166	(581)
Deferred revenue	(1,979)	(7,800)
Net cash provided by (used in) operating activities	45,941	(10,704)
Cash flows from investing activities:
Purchase of property and equipment	(45,317)	(5,071)
Proceeds from resolution of purchase acquisition contingencies	1,058	—
Purchases of short-term investments	—	(12,365)
Sales/maturities of short-term investments	—	27,310
Net cash provided by (used in) investing activities	(44,259)	9,874
Cash flows from financing activities:
Proceeds from borrowing, net of issuance costs	69,325	—
Repayments made on borrowings	(1,250)	—
Proceeds from equity issued under at-the-market program, net of offering costs	—	98,025
Proceeds from equity issued under incentive plans	2,743	10,091
Net cash provided by financing activities	70,818	108,116
Net Increase in cash, cash equivalents and restricted cash	72,500	107,286
Cash, cash equivalents and restricted cash—Beginning of period	517,333	155,564
Cash, cash equivalents and restricted cash—End of period	$589,833	$262,850
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	588,294	236,500
Restricted cash	1,539	26,350
Cash, cash equivalents and restricted cash—End of period	$589,833	$262,850
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,067	542
Cash paid for income taxes	$238	$557
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$14,148	$4,769
Unpaid portion of purchased intangibles	$400	$—
Unpaid portion of at-the-market offering costs	$—	$249

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Organization and Description of Business

Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company’s TV streaming platform allows users to easily discover and access a wide variety of movies and TV episodes, as well as live sports, music, news and more. The Company operates in two reportable segments and generates platform revenue from advertising, content distribution, audience development and billing services and player revenue from the sale of streaming players and audio products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020 (the “Annual Report”).

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

The Company adopted Accounting Standard Codification Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASC 326”) on January 1, 2020. There are no other material changes to the significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report.

Credit losses for accounts receivable: The Company maintains an allowance for doubtful accounts to reserve for expected uncollectible accounts receivable. The Company assess collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. The Company regularly reviews the allowance by considering historical collectability based on past due status, credit quality, and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information and current economic conditions that may affect a customer’s ability to pay.

For the three months ended March 31, 2020, the Company’s assessment of its accounts receivable considered the business and market disruptions caused by the novel coronavirus (“COVID-19”) and emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends can be difficult to predict causing volatility that may have a material impact on our allowance for credit losses. See Note 6, for the detailed activity in allowance for doubtful accounts as of March 31, 2020 and December 31, 2019.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgements, and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses. Significant items subject to such estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, estimating variable consideration, determining the stand-alone selling prices of performance obligations, gross versus net revenue recognition, evaluation of customer versus vendor relationships, and other obligations such as sales return reserves and customer incentive programs; the fair value or impairment of goodwill and intangible assets; useful lives of tangible and intangible assets; allowances for doubtful accounts or credit losses; the valuation of inventory, the valuation of deferred income tax assets; the recognition and disclosure of contingent liabilities and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of COVID-19.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income (Loss)

The comprehensive loss is equal to the net loss for the three months ended March 31, 2020. Comprehensive loss includes unrealized gains on the Company’s short-term investments for the three months ended March 31, 2019.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. As of March 31, 2020, two financial institutions managed 57% and 43% of the Company’s cash and cash equivalents balance, respectively. As of December 31, 2019, two financial institutions managed 65% and 34% of the Company’s cash and cash equivalents balance, respectively.

The Company did not have any customers accounting for 10% or more of the Company’s net accounts receivable as of March 31, 2020 and December 31, 2019.

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Customer B	*	11%
Customer C	14%	12%

* less than 10%

Restricted Cash

Restricted cash is comprised of cash collateral for outstanding letters of credit related to operating leases of office facilities. As of March 31, 2020, the Company had restricted cash of $1.5 million. As of December 31, 2019, the Company had restricted cash of $1.9 million.

Content Licensing

The Company licenses content for viewing on The Roku Channel. The licensing arrangements can be for a fixed fee and/or advertising revenue share with specific windows of availability. The Company capitalizes the content fees and records a corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. The Company amortizes licensed content assets into “Cost of Revenue, Platform” over the contractual window of availability.

As of March 31, 2020 and December 31, 2019, licensed content that met these requirements were $14.5 million and $1.7 million, respectively, and is recorded in “Prepaid expenses and other current assets” and “Accrued Liabilities.” The increase in the content asset and liability is due to a change in the mix of content licensed and the period over which such content is available for streaming.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance amended reporting of credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down.

On January 1, 2020, the Company adopted this guidance using the modified retrospective adoption method and recorded a cumulative-effect adjustment to the beginning balance of accumulated deficit of approximately $1.1 million. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. This impact mainly relates to credit losses recognized on the Company’s doubtful accounts. As the Company did not have any available-for-sale debt securities as of the adoption date, there was no additional impact to accumulated deficit.

The Company also adopted the following ASUs effective January 1, 2020, none of which had a material impact on the Company’s financial position or results of operation.

ASU	Description
ASU 2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
ASU 2018-13	Fair Value Measurements (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference rates.

3. REVENUE

Revenue disaggregation:

The Company’s disaggregated revenues are represented by the two reportable segments discussed in Note 14. The disaggregation is based on the evaluations that are regularly performed by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer.

Contract balances:

Contract balances include the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Accounts receivable, net	$295,361	$332,673
Contract assets (included in Prepaid expenses and other current assets)	$4,753	$3,588

Deferred revenue:
Current	38,457	39,861
Non-current	14,795	15,370
Total deferred revenue	$53,252	$55,231

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

Contract assets increased by approximately $1.2 million during the three months ended March 31, 2020 primarily due to an increase in the growth of platform revenue combined with the timing of billing which falls into a subsequent period. Deferred revenue decreased by approximately $2.0 million during the three months ended March 31, 2020 due to the timing of fulfillment of performance obligations.

During the three months ended March 31, 2020, the Company recognized revenue of approximately $20.5 million from the amounts deferred as of December 31, 2019. During the three months ended March 31, 2019, the Company recognized revenue of approximately $30.7 million from the amounts deferred as of December 31, 2018.

Revenue Allocated to Future Performance Obligations:

Revenue allocated to remaining or unsatisfied performance obligations represents estimated revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue was $208.7 million as of March 31, 2020 of which we expect to recognize approximately 57% over the next 12 months and the remainder thereafter.

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

The total purchase consideration for dataxu was $147.3 million, which consisted of $77.6 million in cash and $69.7 million for the fair value of the Company’s 571,459 shares of common stock. Pursuant to the Merger Agreement, the Company had deposited $18.8 million into an escrow account to secure certain indemnifications and other potential obligations. As of March 31, 2020, $3.3 million from the escrow account has been released.

Purchase Price Allocation

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

	As of March 31, 2020	Estimated Useful Lives (in years)
Assets acquired
Current assets	$50,829
Restricted cash	1,303
Property and equipment, net	4,503
Intangible assets:
Developed technology	56,400	6.0
Customer relationships	13,400	4.0
Tradename	400	0.5
Goodwill	71,676
Operating lease right-of-use assets	24,658
Other long-term assets	235
Total assets acquired	$223,404
Liabilities assumed
Current liabilities	$(51,428)
Operating lease liabilities	(24,658)
Total liabilities assumed	$(76,086)
Total preliminary purchase consideration	$147,318

The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as the Company obtains additional information during the measurement period, which usually lasts for up to one year from the acquisition date. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. During the three months ended March 31, 2020, the Company recorded an adjustment to reduce the total purchase consideration paid for its acquisition of dataxu and its allocation to goodwill by $1.1 million. The adjustment arises from the resolution of contingencies associated with the acquisition.

Intangible Assets

The following table is the summary of Company’s intangible assets (in thousands):

	As of March 31,2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(5,504)	$56,863	5.9
Customer relationships	13,400	(1,396)	12,004	4.0
Tradename	400	(333)	67	0.5
Patents	4,076	(97)	3,979	14.0
Intangible assets	$80,243	$(7,330)	$72,913

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(2,860)	$59,507	5.9
Customer relationships	13,400	(558)	12,842	4.0
Tradename	400	(133)	267	0.5
Patents	4,076	(24)	4,052	14.0
Intangible assets	$80,243	$(3,575)	$76,668

The Company recorded expenses of $3.8 million and $0.1 million for amortization of intangible assets during the three months ended March 31, 2020 and March 31, 2019, respectively. In three months ended March 31, 2020 and 2019, the Company recorded amortization of developed technology in cost of revenue, platform, cost of revenue, player, research and development, and general and administrative expenses in the consolidated statement of operations and recorded amortization of customer relationships and tradename in sales and marketing expenses in the consolidated statement of operations.

The estimated future amortization expense for intangible asset for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2020 (remaining 9 months)	$10,732
2021	14,036
2022	13,666
2023	13,108
2024	10,316
Thereafter	11,055
Total	$72,913

6. Balance sheet components

Accounts Receivable, Net of allowances—Accounts receivable, net of allowances, consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Gross accounts receivable	$314,580	$360,194
Allowance for sales returns	(4,668)	(6,550)
Allowance for sales incentives	(9,273)	(19,476)
Allowance for doubtful accounts	(4,959)	(1,140)
Other allowances	(319)	(355)
Total allowances	(19,219)	(27,521)
Total Accounts Receivable—net of allowances	$295,361	$332,673

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

Three Months Ended
March 31, 2020
Balance, beginning of period	$(6,550)
Charged to revenue	(2,727)
Utilization of sales return allowance	4,609
Balance, end of period	$(4,668)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

Three Months Ended
March 31, 2020
Balance, beginning of period	$(19,476)
Charged to revenue	(9,409)
Utilization of sales incentive allowance	19,612
Balance, end of period	$(9,273)

Allowance for Doubtful Accounts—Allowance for doubtful accounts consisted of the following activities (in thousands):

Three Months Ended
March 31, 2020
Balance, beginning of period	$(1,140)
Impact of adoption of ASU 2016-13	(1,066)
Adjusted balance, beginning of period	(2,206)
Provision for doubtful accounts	(3,788)
Adjustments for recovery and write-off	1,035
Balance, end of period	$(4,959)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Computers and equipment	$27,315	$23,834
Leasehold improvements	132,757	93,239
Website and internal-use software	6,510	6,510
Office equipment and furniture	18,296	12,091
Total property and equipment	184,878	135,674
Accumulated depreciation and amortization	(36,814)	(32,412)
Property and Equipment, net	$148,064	$103,262

Depreciation and amortization expense, for property and equipment assets, for the three months ended March 31, 2020 and 2019 was $4.7 million and $2.7 million, respectively.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Accounts payable	$103,423	$115,227
Payments due to content publishers	65,508	57,376
Accrued cost of revenue	58,270	58,149
Operating lease liability, current	19,709	17,896
Accrued royalty expense	8,713	18,040
Accrued payroll and related expenses	16,162	14,522
Accrued inventory	14,497	2,892
Content licensing liability	14,502	1,679
Marketing, retail and merchandising costs	3,831	7,624
Accrued capital expenditures	1,852	350
Accrued legal fees	2,889	3,158
Customer prepayments	3,474	2,669
Taxes and related liabilities	2,166	3,052
Other accrued expenses	13,877	10,940
Total Accounts Payable and Accrued Liabilities	$328,873	$313,574

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Platform, current	$16,594	$18,234
Player, current	21,863	21,627
Total deferred revenue, current	38,457	39,861
Platform, non-current	6,242	6,135
Player, non-current	8,553	9,235
Total deferred revenue, non-current	14,795	15,370
Total Deferred Revenue	$53,252	$55,231

7. FAIR VALUE

The Company’s financial assets measured at fair value are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Fair Value	Level 1	Fair Value	Level 1
Assets:
Cash and cash equivalents:
Cash	$586,507	$586,507	$463,820	$463,820
Money market funds	1,787	1,787	51,659	51,659
Restricted cash	1,539	1,539	1,854	1,854
Total assets measured and recorded at fair value	$589,833	$589,833	$517,333	$517,333

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company utilizes a fair value hierarchy that prioritizes the inputs used and maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Financial assets and liabilities measured using Level 1 inputs include cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.

The Company considers all highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. The Company measured money market funds of $1.8 million and $51.7 million as cash equivalents as of March 31, 2020 and December 31, 2019, respectively, using Level 1 inputs.

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

The Company did not have Level 2 instruments at March 31, 2020 and December 31, 2019.

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company did not have Level 3 instruments at March 31, 2020 and December 31, 2019.

Assets and liabilities that are measured at fair value on a non-recurring basis

Non-financial assets such as goodwill, intangible assets, property, plant, and equipment and operating lease right-of-use assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. There were no indicators of impairment that required a fair value analysis during the three months ended March 31, 2020. The Company recorded an impairment of $0.9 million for certain operating lease right-of-use assets during the year ended December 31, 2019.

8. LEASES

The Company’s operating leases are primarily for office real estate. The leases have remaining lease terms ranging from one year to 11 years and may include options to extend or terminate.

The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$13,003	$4,332
Sublease income	(786)	(580)
Net operating lease cost	$12,217	$3,752

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,451	$3,866
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$(795)	$34,534

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	As of
	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$273,305	$283,291
Included in accounts payable and accrued liabilities:
Operating lease liability, current	19,709	17,896
Operating lease liability, non-current	312,628	301,694
Total operating lease liability	$332,337	$319,590

Weighted Average Remaining Lease Term
Operating leases (in years)	9.85	9.98
Weighted Average Discount Rate
Operating leases	4.66%	4.65%

Future lease payments under operating leases as of March 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases
2020 (remaining 9 months)	$19,826
2021	47,173
2022	44,051
2023	44,802
2024	44,211
Thereafter	245,862
Total future lease payments	445,925
Less: imputed interest	(91,776)
Less: expected tenant improvement allowance	(21,812)
Total	$332,337

As of March 31, 2020, the Company has additional operating leases, primarily corporate offices, that have not yet commenced of $12.8 million. These operating leases will commence in fiscal year 2020 with lease terms of four years to eleven years.

9. DEBT

The Company’s outstanding debt as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

	As of
	March 31, 2020		December 31, 2019
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$98,750	2.19%	$100,000	3.48%
Less: Debt issuance costs	(358)		(392)
Net carrying amount	$98,392		$99,608

Revolving Credit Facility	$69,325	2.68%	$—	—
Less: Debt issuance costs	(341)		—
Net carrying amount	$68,984		$—

The carrying amount of debt approximates fair value due to its variable interest rates.

 The interest expense for three months ended March 31, 2020 relating to the Credit Agreement is $0.6 million. The Company did not have any outstanding debt as of March 31, 2019. Interest expense for the three months ended March 31, 2019 mainly related to amortization of debt issuance costs and was not material.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Original Closing Date”), the Company entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. On May 3, 2019, (the “Closing Date”), the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). On the Original Closing Date, the Company terminated the Amended and Restated Loan and Security Agreement that it entered into with Silicon Valley Bank in November 2014 (the “Restated 2014 LSA”).

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

On November 18, 2019, the Company borrowed the Term Loan A facility in the aggregate principal amount of $100.0 million. On March 24, 2020, the Company borrowed the available balance of $69.3 million from the Revolving Credit Facility. For both borrowings, the Company elected an interest rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on the Company’s secured leverage ratio.

Loans under the Term Loan A Facility amortize in equal quarterly installments beginning on March 31, 2020, in an aggregate annual amount equal to (i) on or prior to December 31, 2021, 1.25% of the drawn principal amount of the Term Loan Facility or $1.25 million and (ii) thereafter, 2.50% of the drawn principal amount of the Term Loan Facility or $2.5 million, with the remaining balance payable on the maturity date of the Term Loan A Facility in February 2023. The Revolving Credit Facility may be borrowed, repaid and reborrowed until the fourth anniversary of the Closing Date in February 2023, at which time all outstanding balances of the Revolving Credit Facility are due to be repaid.

The Company had outstanding letters of credit against the Revolving Credit Facility of $30.7 million as of March 31, 2020 and December 31, 2019.

The Company’s obligations under the Credit Agreement are secured by substantially all of its assets. In the future, certain of its direct and indirect subsidiaries may be required to guarantee the Credit Agreement. The Company may prepay, and in certain circumstances would be required to prepay, loans under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default.

As of March 31, 2020, the Company was in compliance with all of the covenants of the Credit Agreement.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors at the time of issuance.

As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.

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

Common Stock Reserved For Future Issuance

As of March 31, 2020, the Company had reserved shares of common stock for issuance as follows (in thousands):

As of
March 31, 2020
Common stock awards granted under equity incentive plans	15,227
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan*	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	22,628
Total reserved shares of common stock	42,944

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

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2020 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2019 - outstanding	4,544	$67.30
Awarded	403	133.14
Released	(266)	64.02
Forfeited	(68)	72.76
Balance, March 31, 2020 - outstanding	4,613	$73.16

The grant-date fair value of restricted stock units granted during the three months ended March 31, 2020 was $53.6 million. The fair value of restricted stock units that vested during the three months ended March 31, 2020 and 2019 was $17.1 million and $7.6 million, respectively. Total unrecognized compensation cost related to restricted stock units as of March 31, 2020 was $290.8 million, which the Company expects to recognize over 2.64 years.

Stock Options

The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2019 - outstanding	11,124	$14.84	6.2	—
Granted	3	125.84	—	$42.17
Exercised	(493)	5.57	—	—
Forfeited and expired	(20)	5.05	—	—
Balance, March 31, 2020 - outstanding	10,614	$15.32	6.0	—	$773,435

Options exercisable at March 31, 2020	6,795	$6.21	5.0	—	$552,525

The intrinsic value for options exercised during the three months ended March 31, 2020 and 2019, was $52.7 million and $109.7 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the options’ exercise price on the date of grant. As of March 31, 2020, the Company had $36.5 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.68 years.

Stock-Based Compensation

The Company measures the cost of awards granted under equity incentive plans based on the grant date fair value. The Company uses the straight-line method for expense recognition and recognizes forfeitures as they occur.

The following table shows total stock-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cost of platform revenue	$211	$59
Cost of player revenue	338	243
Research and development	13,255	8,532
Sales and marketing	10,057	5,166
General and administrative	6,544	3,864
Total stock-based compensation	$30,405	$17,864

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Dividend rate	—	—
Expected term (in years)	5.0	5.0
Risk-free interest rate	0.88 - 1.67%	2.51 - 2.56%
Expected volatility	36%	36%

11. COMMITMENTS AND CONTINGENCIES

Manufacturing Purchase Commitments

The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for our products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of March 31, 2020, the Company had $90.0 million purchase commitments for inventory.

The Company records a liability for non-cancelable purchase commitments in excess of projected demand forecasts. The Company recorded $0.3 million for these purchase commitments in “Accrued liabilities” at March 31, 2020 and December 31, 2019.

Content License Purchase Commitments

At March 31, 2020 and December 31, 2019, the Company recorded $14.5 million and $1.7 million, respectively, as obligations in “Accrued liabilities” for licensed content that is available for streaming. The increase in content liability is due to change in the mix of content licensed and the period over which this content is available for streaming.

The Company also enters into contracts with content publishers to acquire content in the future. Some of these commitments are non-cancelable. As of March 31, 2020, the Company had $61.3 million in commitments with content publishers that includes amounts already recognized as liability for content available for streaming.

Letters of Credit

As of March 31, 2020 and December 31, 2019, the Company had irrevocable letters of credit outstanding in the amount of $31.7 million, related to facilities leases. The letters of credit have various expiration dates through 2030.

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

Indemnification

In the ordinary course of business, we enter into agreements in which we may agree to indemnify business partners, customers, suppliers, vendors, lessors, business partners and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. To date, the Company has not incurred any material costs as a result of such obligations.

12. INCOME TAXES

Income tax benefit for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively, primarily attributable to foreign income taxes and state minimum taxes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of March 31, 2020, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in the U.K., China, India, Netherlands, and Denmark.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator:
Net loss	$(54,612)	$(9,732)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	120,180	110,877
Net loss per share, basic and diluted	$(0.45)	$(0.09)

Common shares that would be excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Equity awards to purchase common stock	15,227	18,459
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	19	57
Total	15,246	18,516

14. SEGMENT INFORMATION

The Company is organized into two reportable segments as follows:

Platform

Platform revenue includes sale of advertising and related services, subscription and transaction revenue shares, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators.

Player

Player revenue is generated from the sale of streaming media players, audio products and accessories through retailers and distributors, as well as directly to customers through the Company’s website.

Customers accounting for 10% or more of segment revenue were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Platform segment revenue
Customer D	*	12%
Customer H	13%	*

Player segment revenue
Customer A	13%	18%
Customer B	13%	20%
Customer C	47%	35%

*	Less than 10% of segment revenue

Substantially all of the Company’s assets were held in the United States (“U.S.”) and were attributable to the operations in the U.S. as of March 31, 2020 and December 31, 2019. Revenue in international markets was less than 10% for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 2020, with the SEC (the “Annual Report”).

Overview

Roku is the leading TV streaming platform in the United States based on hours streamed. We pioneered streaming to the TV and were founded on the belief that someday all TV content would be streamed. Our business model is driven by three core activities. We focus on (i) increasing the number of active accounts on our streaming platform, (ii) increasing user engagement and growing the hours of content streamed, and (iii) growing our revenue and gross profit by monetizing user activity on our platform. To increase the number of active accounts on our platform, we sell stand-alone streaming players, and we partner with TV brand partners who license the Roku OS to manufacture and sell Roku TV models, and we also license the Roku OS to certain service operators.

We operate in two revenue segments: the platform segment and the player segment. We generate platform revenue from the sale of advertising and related services, content distribution services, subscription and transaction revenue shares, Premium Subscriptions, billing services, sale of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. We generate player revenue from the sale of our  players and audio products.

Highlights from the first quarter of calendar year 2020 compared with the first quarter of calendar year 2019 included:

•	Active accounts increased 37% to 39.8 million;
•

The fastest growing source of new accounts was licensing arrangements with our Roku TV brand partners and other service operators, which collectively accounted for 57% of new accounts, up from 53% during the three months ended March 31, 2019;

•	Streaming hours increased 49% to 13.2 billion;
•	Revenue increased 55% to $320.8 million;
•	Gross profit increased 40% to $141.1 million; and
•	Average revenue per user (“ARPU”) increased 28% to $24.35

Industry Trends

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

ARPU was $24.35 for the three months ended March 31, 2020 as compared to $19.06 for the three months ended March 31, 2019, an increase of 28%. We believe we have a significant opportunity to continue to grow platform revenue, and, as we further monetize streaming hours, we believe we will increase ARPU.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus referred to as COVID-19 was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread around the globe and in March 2020 the World Health Organization declared the outbreak of COVID-19 a pandemic. The spread of COVID-19 has resulted in governmental authorities implementing numerous precautionary measures to slow down the spread of the virus, including travel bans and restrictions, quarantine requirements, stay-at-home orders and business limitations and shutdowns. These measures have caused, and are expected to continue to cause, the slowdown of economic activity both in the U.S. and globally as well as significant volatility in and disruption to financial markets.

COVID-19 and the resulting precautionary measures have had a mixed impact on our business during the quarter ended March 31, 2020 and into the second quarter of 2020. Since staying-at-home began, we have seen an acceleration of growth in both account activations and streaming hours. In our platform segment, while we experienced increases in trials of and subscriptions to subscription video on demand (“SVOD”) content, growth in the consumption of ad-supporting video on demand (“AVOD”) content, and increased purchases of transactional video on demand (“TVOD”) content, we also experienced delays in the start of some video advertising campaigns and an increase in advertising campaign cancellations. These delays and cancellations were partially offset by advertisers who moved their advertising campaigns from traditional TV advertising to OTT advertising. For the remainder of 2020, we expect an overall decrease in advertising expenditures to impact our platform segment, but we believe that the COVID-19 pandemic and any resulting economic downturn may shift advertising budgets from traditional linear TV to streaming TV. We also believe that we will benefit from advertising buyers reallocating these budgets to advertising on our platform due to our active account reach and advanced advertising capabilities. While we have seen an increase in OTT usage during the COVID-19 pandemic and aspects of our platform segment have benefitted from the increase, there can be no assurance that these patterns will continue for the remainder of the second quarter or for the remainder of 2020.

The sales of our players and our partners’ sales of Roku TV models remained strong during the first quarter of 2020 and into the second quarter of 2020 as the COVID-19 pandemic and related precautionary measures have increased overall demand for our players and our partners’ Roku TV models. As a result of the spread of COVID-19, during the first quarter of 2020 the contract manufacturer of our players and other Roku suppliers based in the Asia-Pacific region experienced factory closures. These factories recently reopened and are currently operating at close to normal capacity. We are continuing to build inventory of our players to meet the increased demand, which has contributed to higher costs associated with air freight, and we expect elevated air freight costs to continue in the short-term. During this period, some of our retail partners either closed or severely limited access to their brick and mortar locations which may have resulted in reduced sale of our players and Roku TV models in these locations. We intend to continue to work closely with our retail partners and Roku TV partners to plan for the remainder of 2020, especially given the possibility that the COVID-19 pandemic or a resulting economic downturn could impact traditionally strong sales periods, including Back-to-School, Black Friday and the holiday shopping season. While player and Roku TV model sales have remained strong during the COVID-19 pandemic, there can be no assurance that these patterns will continue for the remainder of the second quarter or for the remainder of the year.

The COVID-19 pandemic’s impact on our operations and financial performance remains uncertain. As a result, while we are committed to continuing to invest in strategic areas to extend our competitive advantages, during the first quarter of 2020 we took steps to slow the growth of our operating expenses and capital expenditures which may impact the levels of our investments in certain areas. We also assessed our liquidity in light of the rapidly changing environment and in March 2020, we preemptively drew down $69.3 million on our Revolving Credit Facility. We will continue to actively monitor the situation and may take further actions as may be required by federal, state, local or foreign authorities, or that we believe are in the best interests of the Company, its employees, partners and stockholders. Due to the speed at which the situation is developing and the uncertainty of its duration and the timing of recovery, we are unable to accurately predict the full impact that the COVID-19 pandemic and any resulting economic downturn will have on our results of operations, financial condition, liquidity and cash flow.

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

Our gross profit was $141.1 million and $100.9 million for the three months ended March 31, 2020 and 2019, respectively.

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

We had 39.8 million and 29.1 million active accounts as of March 31, 2020 and 2019, respectively.

Hours Streamed

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

Additionally, we believe that over time, increasing user engagement on our streaming platform increases our platform monetization because we earn platform revenue from advertising as well as from revenue shares from subscriptions and transactional video on-demand. However, our revenue from content publishers is not tied to the hours streamed on their streaming channels, and the number of streaming hours does not correlate to revenue earned from such content publishers or ARPU on a period-by-period basis. Moreover, streaming hours on our platform are measured whenever a player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player, then the particular streaming channel may auto-play subsequent content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes.

During the third quarter of 2019, we began rolling out a new Roku OS feature to our entire installed base that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature, which we refer to as “Are you still watching,” periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that implementing this new feature across the Roku platform will benefit us as well as our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, have already implemented similar features within their channels. “Are you still watching” supplements these channel features. We completed the rollout of the feature to our entire installed base in the first quarter of 2020. While we expect continued robust growth in our aggregate streaming hours as we grow active accounts and user engagement, we believe our year-over-year growth rates of streaming hours reported in 2020 are likely to be lower than the year-over-year growth rates we reported in 2019. We do not expect the rollout of this feature to have a material impact on our future financial performance.

We streamed 13.2 billion and 8.9 billion hours during the three months ended March 31, 2020 and 2019, respectively.

Average Revenue per User

We measure our platform monetization through ARPU, which we believe represents the inherent value of our business. We define ARPU as our platform revenue for the trailing four quarters divided by the average of the number of active accounts at the end of the current period and the end of the corresponding period in the prior year. ARPU measures the rate at which we are monetizing our active account base and the progress of our platform business. We believe we have a significant opportunity to continue to grow platform revenue, and, as we further monetize streaming hours, we believe we will increase ARPU.

Our average revenue per user was $24.35 and $19.06 as of March 31, 2020 and 2019, respectively.

Components of Results of Operations

Revenue

Platform Revenue

We generate platform revenue from advertising sales and related services, subscription and transaction revenue shares, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. Our first-party video ad inventory includes The Roku Channel, native display ads on our home screen and screen saver as well as ad inventory we obtain through our content publisher agreements. To supplement our supply, we can re-sell video inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party inventory on a revenue share basis. To date, we generate most of our platform revenue in the United States.

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

We also have audio products, including wireless speakers, smart soundbars and wireless subwoofers that enhance user experience.

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue consists of the cost of acquiring advertising inventory, content licensing fees, including premium content, payment processing fees, third-party cloud service fees, and allocated personnel-related costs, including salaries, benefits and stock-based compensation for Roku personnel who support platform services.

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

Other Income (Expense), Net

Our other income (expense), net, for the three months ended March 31, 2020 consists of interest income on cash and cash equivalents, interest expense that primarily includes interest on our Credit Agreement and amortization of deferred debt costs and foreign currency re-measurement and transaction gains and losses. Other income (expense), net for three months ended March 31, 2019 consists of interest income on short-term investments and foreign currency re-measurement and transaction gains and losses.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue.

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Revenue:
Platform	73%	65%
Player	27%	35%
Total net revenue	100%	100%
Cost of Revenue:
Platform	32%	20%
Player	24%	32%
Total cost of revenue	56%	52%
Gross Profit:
Platform	41%	45%
Player	3%	3%
Total gross profit	44%	48%
Operating Expenses:
Research and development	28%	27%
Sales and marketing	21%	16%
General and administrative	12%	11%
Total operating expenses	61%	54%
Loss from Operations	(17)%	(6)%
Other Income, Net:
Interest expense	—%	—%
Other income, net	—%	—%
Total other income, net	—%	—%
Loss before income taxes	(17)%	(6)%
Net loss attributable to common stockholders	(17)%	(6)%

Comparison of Three Months Ended March 31, 2020 and March 31, 2019

Net Revenue

	Three Months Ended
	March 31, 2020	March 31, 2019	Change $	Change %
(in thousands, except percentages)
Platform	$232,557	$134,153	$98,404	73%
Player	88,209	72,509	15,700	22%
Total Net Revenue	$320,766	$206,662	$114,104	55%

Platform

Platform revenue increased by $98.4 million, or 73%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase is mainly attributable to higher advertising revenue, which includes the first full quarter of revenue from dataxu which we acquired in November 2019, in addition to an increase in content distribution and related transactional revenue, including premium subscriptions on the Roku Channel.

Player

Player revenue increased by $15.7 million, or 22%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, as the volume of player units sold increased 25% as compared to the three months ended March 31, 2019 offset by a 7% decrease in the average selling price of players. Revenue generated from the sale of audio products is included in player revenue and is not significant.

Cost of Revenue and Gross Profit

	Three Months Ended
	March 31, 2020	March 31, 2019	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$101,936	$40,364	$61,572	153%
Player	77,729	65,407	12,322	19%
Total Cost of Revenue	$179,665	$105,771	$73,894	70%
Gross profit:
Platform	$130,621	$93,789	$36,832	39%
Player	10,480	7,102	3,378	48%
Total Gross Profit	$141,101	$100,891	$40,210	40%

Platform

Cost of platform revenue increased by $61.6 million, or 153%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase in absolute dollars is a result of higher costs to acquire advertising inventory, content related costs including licensing fees, including premium content, and credit card processing fees totaling $54.0 million, as well as a $7.2 million increase in allocated personnel and other operational overhead costs. We expect platform costs to increase in absolute dollars in future periods as we continue to grow monetization through our platform and hire additional personnel to support operations.

Gross profit on platform revenue increased by $36.8 million, or 39%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily driven by the overall growth in our platform revenue.

Player

Cost of player revenue increased by $12.3 million, or 19%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The cost of player revenue increased approximately $8.5 million in absolute dollars due to an increase in the volume of units sold, $2.3 million in operational overhead costs and $1.9 million due to an increase in freight costs primarily driven by air freight incurred to support supply shortages due to higher volume of players sold and a slowdown in the supply chain due to the COVID-19 pandemic, offset by a decrease in non-air freight expenses.

Gross profit on player sales increased by $3.4 million, or 48%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily driven by growth in our player revenue.

Operating Expenses

	Three Months Ended
	March 31, 2020	March 31, 2019	Change $	Change %
(in thousands, except percentages)
Research and development	$88,278	$55,738	$32,540	58%
Sales and marketing	68,248	33,807	34,441	102%
General and administrative	39,740	22,086	17,654	80%
Total Operating Expenses	$196,266	$111,631	$84,635	76%

Research and Development

Research and development expenses increased by $32.5 million, or 58%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to higher personnel-related costs of $20.5 million as a result of increased engineering headcount and related stock-based compensation, higher facilities costs of $6.9 million and higher platform and product development costs of $5.2 million. These platform and product development costs include expenses such as consulting and outside services, as well as travel and equipment, which are partially offset by allocation of overhead to player and platform costs.

Sales and Marketing

Sales and marketing expenses increased by $34.4 million, or 102%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to higher personnel-related costs of $17.3 million related to increased headcount and related stock-based compensation to support our growth in platform revenue, mainly in advertising and content distribution. Other sales and marketing expenses include an increase of $7.8 million in marketing, retail and merchandising costs, higher facilities costs of $5.5 million and an increase in other expenses of $3.9 million that includes consulting services and travel.

General and Administrative

General and administrative expenses increased by $17.7 million, or 80%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to higher personnel-related costs of $8.5 million as a result of increased headcount in general and administrative functions and related stock-based compensation, $5.0 million primarily related to increased legal and other outside consulting and professional service fees, and an increase in other expenses of $4.2 million that includes facilities costs, travel and an increase in allowance for doubtful accounts offset by allocations of overhead to other functions.

Other Income, Net

	Three Months Ended
	March 31, 2020	March 31, 2019	Change $	Change %
(in thousands, except percentages)
Interest expense	$(863)	$(98)	$(765)	781%
Other income, net	1,261	967	294	30%
Total Other Income, Net	$398	$869	$(471)	(54)%

Total other income, net, decreased by $0.5 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to an increase in interest expense related to the Credit Agreement and amortization of deferred debt costs, partially offset by an increase in interest income from a higher average level of cash balances.

Income Tax Benefit

	Three Months Ended
	March 31, 2020	March 31, 2019	Change $	Change %
(in thousands, except percentages)
Income Tax Benefit	$(155)	$(139)	$(16)	12%

Income tax benefit arises from foreign income taxes and state minimum income taxes in the United States.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $588.3 million. Our primary source of liquidity is cash generated through operating and financing activities and our borrowings under the Credit Agreement. Our primary uses of cash include operating expenses such as personnel-related expenses, consultants and professional services, and investments in capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. In earlier years, we entered into lease agreements for new corporate headquarters, as well as other office locations. We incurred material expenses beginning in 2019 and expect to continue to incur material expenses in 2020 and future years for facility and related building costs. We completed the acquisition of dataxu in November 2019 for a total purchase consideration of $147.3 million, which consisted of $77.6 million in cash and $69.7 million for the fair value of our 571,459 shares of Class A common stock. We may contemplate additional merger and acquisition activity that could materially impact our liquidity and capital resource position. However, we believe that our existing cash balances and cash flow from operations will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of March 31, 2020, approximately 1% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Original Closing Date”), we entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”). On May 3, 2019, (the “Closing Date”), the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). On the Original Closing Date, we terminated the Restated 2014 LSA.

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

On November 18, 2019, we drew from the Term Loan A facility in the aggregate principal amount of $100.0 million. On March, 24, 2020, we borrowed the available balance of $69.3 million of Revolving Credit Facility. For both borrowings, we elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio.

Loans under the Term Loan A Facility will amortize inequal quarterly installments beginning March 31, 2020, in an aggregate annual amount equal to (i) on or prior to December 31, 2021, 1.25% of the drawn principal amount of the Term

Loan Facility or $1.25 million and (ii) thereafter, 2.50% of the drawn principal amount of the Term Loan Facility or $2.5 million, with the remaining balance payable on the maturity date of the Term Loan A Facility in February 2023. The Revolving Credit Facility may be borrowed, repaid and reborrowed until the fourth anniversary of the Closing Date in February 2023, at which time all outstanding balances of the Revolving Credit Facility are due to be repaid.

We had outstanding letters of credit of $30.7 million as of March 31, 2020 and December 31, 2019, against the Revolving Credit Facility.

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

As of March 31, 2020, we were in compliance with all of the covenants of the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$45,941	$(10,704)
Cash flows provided by (used in) investing activities	(44,259)	9,874
Cash flows provided by financing activities	70,818	108,116

Operating Activities

Our operating activities provided cash of $45.9 million for the three months ended March 31, 2020. Our net loss of $54.6 million for the three months ended March 31, 2020 was adjusted by non-cash charges of $42.6 million comprising mainly of $30.4 million of stock-based compensation, $8.4 million of depreciation and amortization primarily on property and equipment and intangible assets and $3.8 million of provision for doubtful accounts. The changes in our operating assets and liabilities provided cash of $57.9 million comprised of inflows of $32.5 million from a decrease in accounts receivable as a result of collections from higher revenue recorded in the last quarter of 2019, $13.6 million from an increase in operating lease, $10.1 million from an increase in accounts payable and accrued liabilities due to timing of payments, increased developer payables, and overall growth in the volume of business, $9.2 million from amortization of operating lease right-of-use assets, $5.7 million from a decrease in inventory balances, $1.5 million from a decrease in other non-current assets, and $1.2 million from an increase in other long-term liabilities. These inflows were partially offset by cash outflows of $13.8 million from an increase in prepaid and other current assets due to an increase in capitalization of streaming assets and prepaid capital expenditure for new facilities, and $2.0 million from a decrease in deferred revenue.

Our operating activities used cash of $10.7 million for the three months ended March 31, 2019. Our net loss of $9.7 million for the three months ended March 31, 2019 was adjusted by non-cash charges of $21.1 million comprising mainly of $2.8 million of depreciation and amortization primarily on property, plant and equipment, $17.9 million of stock-based compensation, and $0.3 million of non-cash interest expense. The changes in our operating assets and liabilities used cash of $22.0 million comprised of outflows of $8.1 million from an increase in prepaid and other current assets due to an increase in prepaid furniture deposits for our new headquarters, $18.6 million from a decrease in accounts payable and accrued liabilities due to the timing of payments, $7.8 million from a decrease in deferred revenue, and $2.5 million from an increase in operating lease liabilities. These outflows were partially offset by cash inflows of $8.7 million from a decrease in accounts receivable as a result of collections from higher revenue recorded in the last quarter of 2018, $3.4 million from amortization of operating lease right-of-use assets, $2.2 million from a decrease in inventory balances, and $0.7 million from a decrease in other non-current assets.

Investing Activities

Our investing activities for the three months ended March 31, 2020 included cash outflow of $44.3 million comprised of $45.3 million for the purchase of property and equipment, expenditures on leasehold improvements related to expanding our facilities and other capital investments partially offset by $1.1 million of cash received from proceeds from the resolution of purchase acquisition contingencies.

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

Financing Activities

Our financing activities provided cash of $70.8 million for the three months ended March 31, 2020. The cash was received mainly from proceeds from borrowings amounting to $69.3 million and proceeds from the exercise of employee stock options of $2.7 million. These inflows were partially offset by $1.3 million of repayments made on borrowings.

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

Contractual Obligations

Our future minimum payments under our noncancelable contractual obligations were as follows as of March 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Term Loan A Facility (1)	$98,750	5,000	93,750	—	—
Revolving Credit Facility (2)	69,325	—	69,325	—	—
Purchase commitments (3)	89,977	89,977	—	—	—
Operating lease obligations (4)	445,925	34,706	132,189	134,017	145,013
Other obligations (5)	61,296	42,842	15,851	1,938	665
Total	$765,273	$172,525	$311,115	$135,955	$145,678

(1)

Represents the principal amount of Term Loan A Facility. For additional information regarding the terms of the debt and interest payable, see Note 9 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

(2)

Represents the principal amount of Revolving Credit Facility. For additional information regarding the terms of the debt and interest payable, see Note 9 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

(3)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(4)	Represents future minimum lease payments under operating leases.
(5)	Represents commitments included in other non-cancelable arrangements like content licensing, advertising buys and other platform services.

We rely on outsourced suppliers to manufacture, assemble and test our players and audio devices. Consistent with industry practices, we enter into firm, noncancelable, and unconditional purchase commitments to acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Our contract manufacturer sources components and builds our products based on these demand forecasts. Changes to projected demand or in the subsequent sales mix of our products, may result in us being committed to purchase excess inventory to satisfy these commitments.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainty in the current economic environment due to the recent outbreak of COVID-19. We evaluate our estimates and assumptions on an ongoing basis.

Except for the accounting policy related to our adoption of ASC 326 related to credit losses there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents and short-term investments and interest expense on the Credit Agreement. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of March 31, 2020, borrowings under the Term Loan A Facility totaled $98.8 million with an effective interest rate of 2.19%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $1.0 million. As of March 31, 2020, borrowings under the Revolving Credit Facility totaled $69.3 million with an effective interest rate of 2.68%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $0.7 million.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2020, there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Many of the risks and uncertainties described below may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, filed with the SEC on March 2, 2020 except for those risks marked with an asterisk (*).

Risks Related to Our Business and Industry

The COVID-19 pandemic has impacted our business and we are unable to predict the extent to which the pandemic and related effects will continue to impact our business.*

During and after the first quarter of 2020, there has been a widespread global impact from the COVID-19 pandemic, and our business has been, and will continue to be, impacted by the pandemic and any resulting economic consequences. The spread of COVID-19 has caused us to take precautionary measures intended to help minimize the risk of the virus to our employees, including mandatory work-from-home policies, suspending non-essential business travel and canceling physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, TV brand partners, content publishers, advertisers, retail and distribution partners, contract manufacturers, services venders and supply chain. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and an extended period of remote work arrangements could disrupt our business, introduce business and operational risks, including cybersecurity risks, and could make it more difficult for us to effectively manage our business.

The COVID-19 pandemic and the precautionary measures that we have taken in response have had a mixed impact on our business during the quarter ended March 31, 2020 and into the second quarter of 2020. Since staying-at-home began, we have seen an acceleration of growth in both account activations and streaming hours. In our platform segment, while we experienced increases in trials of and subscriptions to SVOD content, growth in the consumption of AVOD content, and increased purchases of TVOD content, we also experienced delays in the start of some video advertising campaigns and an increase in advertising campaign cancellations. These delays and cancellations were partially offset by advertisers who moved their advertising campaigns from traditional TV advertising to OTT advertising. During this period, we encountered supply chain disruptions related to our players that resulted in elevated air freight costs to replenish inventory and meet demand. Additionally, some of our retail partners have closed or severely limited access to their brick and mortar locations, resulting in reduced sale of devices in these locations, and overall advertising budgets have declined. Further, our management team has focused on addressing the impacts of the COVID-19 pandemic on our business, which has required and will continue to require, a significant investment of their time and resources, and has diverted their attention away from other aspects of our business. In light of the COVID-19 pandemic, our management team has taken steps to slow the rate of growth of our operating expenses and capital expenditures. In March 2020, we also preemptively drew down $69.3 million on our revolving credit facility. Our management team will continue to evaluate our investments and initiatives for 2020 as the COVID-19 pandemic continues to evolve.

The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governmental authorities to contain the virus or treat its impacts, and how quickly and to what extent economic and operating conditions normalize. For example, even though we initially have seen an increase in streaming hours and new account activations, as shelter-at-home restrictions are eased consumers may spend less time streaming TV, which could reduce our streaming hours and number of active accounts and also could negatively impact our platform revenue if we experience a decrease in sales of advertising or transactional revenue shares from content publishers. We also may incur significant operating costs and be exposed to increased liability risks as a result of COVID-19, both now and increasingly so once the shelter-in-place is lifted, such as the cost of collecting additional information (including health and medical information) about our employee, contractors and visitors at our facilities; and testing supplies and personal protective equipment for on-site staff. In addition, with the increase in remote working during the COVID-19 pandemic, we may not be able to maintain the same level of control over the security of our systems or the personal information that we collect, store and process, particularly as cyber attackers appear to increasingly attempt to compromise systems and data in an effort to exploit this pandemic. Even after the COVID-19 pandemic itself has subsided, we may continue to experience impacts to our business as a result of any global economic impact, including as a result of any recession that may occur. For instance, we do not know what impact the ongoing restrictions or changes in consumer shopping patterns may have on traditionally strong sales periods, including Back-to-School, Black Friday and other holidays, and any significant reduction of streaming device sales in these periods would negatively impact our business. Further, an economic downturn may result in the purchase of fewer streaming devices which could lead to a reduction in account activations and streaming hours, and also could negatively impact our revenue. Our platform revenue also may continue to be negatively impacted by decreases in advertising budgets or if advertising budgets do not shift to OTT advertising. Any economic downturn could also impact the overall financial condition of our TV brand partners, content publishers, advertisers, retailers, contract manufacturer, services venders and supply chain all of whom we depend on in order to operate our business. As a result, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the impact on our business cannot be reasonably estimated at this time.

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and we have experienced net losses and negative cash flows from operations in each year since inception. As of March 31, 2020, we had an accumulated deficit of $369.5 million and for the three months ended March 31, 2020, we experienced a net loss of $54.6 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

Our quarterly operating results may be volatile and are difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.*

Our revenue, gross profit and other operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control. Factors that may contribute to the variability of our operating results and cause the market price of our Class A common stock to fluctuate include:

•	the entrance of new competitors or competitive products in our market, whether by established or new companies;
•	our ability to retain and grow our active account base and increase engagement among new and existing users;
•	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased taxes;
•	our revenue mix, which drives gross profit;
•	advertiser demand for advertising inventory;
•	seasonal, cyclical or other shifts in revenue from advertising or player sales;
•	the timing of the launch of new or updated products, channels or features;
•	the addition or loss of popular content or channels;
•	the ability of retailers to anticipate consumer demand;
•	an increase in the manufacturing or component costs of our players or the manufacturing or component costs of our TV brand licensees for Roku TV models;

•	delays in delivery of our players, or Roku TV models, or disruptions in our or our licensees’ supply or distribution chains, including any disruptions caused by the COVID-19 pandemic; and
•

an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

Our gross margins vary across our devices and platform offerings. Our player segment revenue has a lower gross margin compared to our platform segment revenue derived through our arrangements with advertising, content distribution, billing and licensing activities. Gross margins on our players vary across player models and can change over time as a result of product transitions, pricing and configuration changes, component costs, player returns and other cost fluctuations. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic or sales channel mix, component cost increases, price competition, or the introduction of new streaming devices, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our player gross margin in an effort to increase the number of active accounts and grow our gross profit. As a result, our player segment revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to adequately increase our platform revenue and grow the number of active accounts, we may be unable to grow gross profit and our business will be harmed. If a reduction in gross margin does not result in an increase in our active accounts or increase our platform revenue and gross profit, our financial results may suffer, and our business may be harmed.

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

TV streaming is highly competitive and many companies, including large technology companies, content owners and aggregators, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract and retain users and our business will be harmed.*

TV streaming is highly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer our users access to the content they love on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We also must effectively support popular sources of streaming content, such as Amazon Prime Video, Disney+, Hulu, Netflix and YouTube and respond rapidly to actual and anticipated market trends in the TV streaming industry.

Companies such as Amazon, Apple and Google offer TV streaming devices that compete with our streaming players and Roku TV models. In addition, Google licenses its Android operating system software for integration into smart TVs and service provider set-top boxes and Amazon licenses its operating system software for integration into smart TVs. These companies have greater financial resources than we do and can subsidize the cost of their streaming devices in order to promote their other products and services, which could make it harder for us to acquire new users, retain existing users and increase streaming hours. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience. These companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as digital advertising or website product placement, and have greater resources to devote to such efforts than we do.

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

We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit or the failure of our players, Roku TV models or our platform to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming platform we need to continuously invest in product development, marketing, service and support and device distribution infrastructure. In addition, evolving TV standards such as 4K, 8K, HDR and unknown future developments may require further investments in the development of our players, Roku TV models, and our platform. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion and sales of their products or the distribution of their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our sales volume, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.

We also compete for video viewing hours with mobile platforms (phones and tablets), and users may prefer to view streaming content on such devices. Increased use of mobile or other platforms for TV streaming could adversely impact the growth of our streaming hours, harm our competitive position and otherwise harm our business.

We operate in an evolving industry, which makes it difficult to evaluate our business and prospects. If TV streaming develops more slowly than we expect, our operating results and growth prospects could be harmed. In addition, our future growth depends on the acceptance and growth of digital advertising and digital advertising platforms.*

TV streaming is a rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our products and streaming platform are subject to a high degree of uncertainty. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband internet access, the quality of broadband content delivery, the quality and reliability of new devices and technology, the cost for users relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. These technologies, products and content offerings continue to emerge and evolve. In addition, many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print. The future growth of our business depends on the growth of OTT advertising, and on advertisers increasing their spend on advertising on our platform. We cannot be certain that they will do so. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.

Our business model depends on our ability to generate platform revenue from advertisers and content publishers. We generate platform revenue primarily from video advertising and audience development campaigns that run across our streaming platform and from content distribution services. As such, we are seeking to expand our user base and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our streaming platform, we must effectively monetize our expanding user base and streaming activity. The total number of streaming hours, however, does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed on our streaming platform. Moreover, streaming hours on our platform are measured whenever a player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. During the third quarter of 2019, we began rolling out a new Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that implementing this new feature across the Roku platform will benefit us, our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, have already implemented similar features within their channels. This new Roku OS feature, which now has been rolled out to our entire installed base, supplements these channel features. While we expect continued robust growth in our aggregate streaming hours as we grow active accounts and user engagement with our streaming platform increases, we believe our year-over-year growth rates of streaming hours reported in 2020 are likely to be lower than the year-over-year growth rates we reported in 2019. We do not expect the rollout of this feature to have a material impact on our future financial performance.

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

In order to materially increase the monetization of our streaming platform through the sale of video advertising, we will need our users to stream significantly more ad-supported content. Our efforts to monetize our streaming platform through ad-supported content are still developing and may not continue to grow as we expect. Further, while we have experienced, and expect to continue to experience, growth in our revenue from advertising, our efforts to monetize our streaming platform through the distribution of AVOD content are still developing and our advertising revenue may not grow as we expect. This means of monetization will require us to continue to attract advertising dollars to our streaming platform as well as deliver AVOD content that appeals to users. Accordingly, there can be no assurance that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.

If we are unable to attract advertisers or advertising agencies to our OneView Ad Platform or if we are not successful in running a demand-side advertising platform, our business may be harmed.*

We recently launched the OneView Ad Platform, a demand-side platform through which advertisers and advertising agencies can programmatically purchase and manage their OTT, desktop and mobile advertising campaigns. OneView leverages the demand side platform (“DSP”) developed by dataxu, which we acquired in November 2019, and the reach, inventory and capabilities of our proprietary advertising products and services. The market for programmatic ad buying is an emerging market, and our current and potential advertisers and advertising agencies may not shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, our advertisers and advertising agencies may not use OneView or we may not attract prospective advertisers or advertising agencies to OneView and our business could be harmed. In addition, we have limited experience running a DSP and if OneView does not have the functionality or services expected by advertisers or advertising agencies, we may not be able to attract their advertising spend to OneView or  our existing customers  may not maintain or increase their spend  on OneView. If we fail to adapt to our rapidly changing industry or to our customers evolving needs, advertisers and advertising agencies will not adopt OneView and our business may be harmed. We also may not be able to compete effectively with more established DSPs or be able to adapt to changes or trends in programmatic advertising, which would harm our ability to grow our advertising revenue and harm our business.

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*

Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the quarter ended March 31, 2020, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts or streaming device sales may be adversely affected, and our business may be harmed.

Most of our agreements with content publishers are not long term and can be terminated by the content publishers under certain circumstances. Any disruption in the renewal of such agreements may result in the removal of certain channels from our streaming platform and may harm our active account growth and engagement.*

We enter into agreements with all our content publishers, which have varying terms and conditions, including expiration dates. Our agreements with content publishers generally have terms of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publishers’ security or other platform certification requirements. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these content publishers on our streaming platform. We have in the past and in the future may not be able to reach a satisfactory agreement before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from our streaming platform. The loss of such channels from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.

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

We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV sales.*

To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners' Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the three months ended March 31, 2020, Amazon, Best Buy and Walmart in total accounted for 73% of our player segment revenue and are expected to each account for more than 10% of our player segment revenue in fiscal 2020. These three retailers collectively accounted for 72% and 68% of our player revenue for the years ended December 31, 2019 and 2018, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or TV brands' Roku TV models, choose not to prominently display those devices in their stores or on their websites, or close or severely limit access to their brick and mortar locations because of shutdowns related to the COVID-19 pandemic, the volume of our streaming devices sold could decrease, which would harm our business. For example, in April 2018, Amazon and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon’s operating system, and such TVs will be sold by Best Buy and Amazon. Although, to date, this arrangement has not limited our TV brand partners’ ability to sell on either Amazon or at Best Buy, if our existing TV brands choose to work exclusively with other operating system developers, this may impact our ability to license the Roku OS and our smart TV hardware reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices and is able to market and promote these products more prominently on its website, and could refuse to offer or promote our devices on its website. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, could require us to increase our marketing expenditures to maintain our product visibility or result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	differing legal and court systems, including limited or unfavorable intellectual property protection;
•	unstable political and economic conditions whatever the cause, including pandemics, Brexit, tariffs, trade wars, local or global recessions, or long-term environmental risks;
•

international political or social unrest or economic instability, including as a result of the United Kingdom’s withdrawal from the European Union (“EU”), and other political tensions between countries in which we do business;

•	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations could impact our judgment in determining our tax provision and effective tax rate;
•

the imposition of customs duties on cross-border data flows for streaming services, which are currently prohibited under the WTO’s e-commerce moratorium, but could be permitted if certain WTO Members continue to oppose extension of the moratorium when it is considered at the WTO’s MC-12 Ministerial Meeting, which was originally scheduled for June 2020 but has been postponed indefinitely due to the COVID-19 pandemic;

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

If we are unable to maintain an adequate supply of quality video ad inventory on our platform or effectively sell our available video ad inventory, our business may be harmed.*

While The Roku Channel serves as a valuable source of video ad inventory for us to sell, we are also dependent on our ability to monetize video ad inventory that we obtain from the publishers of ad-supported channels on our streaming platform. We may fail to attract content publishers that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform and continue to grow supply of quality video ad inventory. Our business model depends on our ability to grow video ad inventory on our streaming platform and sell it to advertisers. Our access to video ad inventory in ad-supported streaming channels on our platform varies greatly among channels; accordingly, we do not have access to all of the video ad inventory on our platform. For certain channels, including YouTube’s ad supported channel, we have no access to video ad inventory at this time, and we may not secure access in the future. The amount, quality and cost of video ad inventory available to us can change at any time. For instance, a decline in overall advertising budgets caused by the COVID-

19 pandemic may have a negative effect on ad-spend resulting in a lower amount of video ad inventory available to us. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, our business may be harmed.

We operate in a highly competitive advertising industry and we compete for revenue from advertising with other internet streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.

Significant disruptions of our information technology systems or data security incidents could harm our reputation, cause us to modify our business practices and otherwise adversely affect our business and subject us to liability.*

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, user payment card information, other user information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity and availability of personal information in our possession or control and maintaining reasonable and appropriate security safeguards as part of an information security program. These obligations create potential legal liability, to regulators, our business partners, our users, and other relevant stakeholders and also impact the attractiveness of our subscription service to existing and potential users.

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

Although we have, and may in the future, implement remote working protocols and offer work-issued devices to certain employees, the actions of our employees while working remotely may have a greater effect on the security of our systems and the personal data we process, including by increasing the risk of compromise to our systems or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control, or the ability to transmit or store company-controlled data outside of our secured network. These risks have been heightened by the dramatic increase in the numbers of our employees who are now, and may continue to be, working from home as a result of government guidelines and internal policies that have been put in place in response to the COVID-19 pandemic.

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

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, sharing and security of the data we receive from and about our users, employees and other individuals. The regulatory environment for the collection and use of personal data by device manufacturers, online service providers, content distributors, advertisers and publishers is evolving in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission (“FTC”), state attorneys general, the European Commission and European data protection authorities, have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and personal data collected through the internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering laws and regulations that could significantly restrict industry participants’ ability to collect, use and share personal data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, the EU General Data Protection Regulation (“GDPR”) became effective in May 2018 and imposes detailed requirements related to the collection, storage and use of personal data related to people located in the EU or which is processed in the context of EU operations and places new data protection obligations and restrictions on organizations and may require us to make further changes to our policies and procedures in the future beyond what we have already done.

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

Brazil’s General Data Protection Law (“LGDP”) is due to be enforced from August 2020. The LDGP bears many substantive similarities to the GDPR such as extra-territorial reach, enhanced privacy rights for individuals, data transfer restrictions and mandatory breach notification obligations. It carries penalties of up to 2% of a company’s Brazilian revenue.

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

If the advertising and audience development campaigns and other promotional advertising on our platform are not relevant or not engaging to our users, our growth in active accounts and streaming hours may be adversely impacted.*

We have made, and are continuing to make, investments to enable advertisers and content publishers to deliver relevant advertisement, audience development campaigns and other promotional advertising to our users. Existing and prospective advertisers and content publishers may not be successful in serving ads and audience development campaigns and sponsoring other promotional advertising that lead to and maintain user engagement. Those ads and campaigns may seem irrelevant, repetitive or overly targeted and intrusive. We are continuously seeking to balance the objectives of our advertisers and content publishers with our desire to provide an optimal user experience, but we may not be successful in achieving a balance that continues to attract and retain users, advertisers and content publishers. If we do not introduce relevant advertisers, audience development campaigns and other promotional adverting or such advertisements, audience development campaigns and other promotional advertising are overly intrusive and impede the use of our streaming platform, our users may stop using our platform which will harm our business.

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

We earn revenue by acquiring subscribers for certain of our content publishers activated on or through our platform. If users do not use our platform for these purchases or subscriptions for any reason, and instead pay for services directly with content publishers or by other means that we do not receive attribution for, our business may be harmed. In addition, certain channels available on our platform allow users to purchase additional streaming services from within their channels. The revenue we earn from these transactions is generally not equivalent to the revenue we earn from activations on or through our platform that we receive full attribution credit for. Furthermore, for Premium Subscriptions, we only earn revenue for SVOD channels, including subscriptions to these services through The Roku Channel. Accordingly, if users activate subscriptions for SVOD channels, including channels available as Premium Subscriptions through The Roku Channel other than on our platform, our business may be harmed.

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

Given the seasonal nature of our device sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, disruptions in our supply or distribution chain, tariffs or other restrictions on trade, or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our distributors’ ability to timely deliver players and co-branded Roku TV models to retailers during the holiday season. Our fourth quarter revenue could also be adversely impacted by the COVID-19 pandemic or macroeconomic conditions caused by the COVID-19 pandemic. A substantial portion of our expenses are personnel related, including salaries, stock-based compensation and benefits, and facilities related none of which are seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on gross profit and operating margins, at least in the short term, and our business would be harmed.

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

Our streaming platform allows our users to choose from thousands of channels, representing a variety of content from a wide range of content publishers. Our users can choose and control which channels they download and watch, and they can use certain settings to prevent channels from being downloaded to our streaming devices. While we have policies that prohibit the publication of content that is unlawful, incites illegal activities or violates third-party rights, among other things, we may distribute channels that include controversial content. Controversies related to the content included on certain of the channels that we distribute could result in negative publicity, cause harm to our reputation and brand, or subject us to claims and may harm our business.

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

We do not have manufacturing capabilities and primarily depend upon a small number of contract manufacturers, and our operations could be disrupted if we encounter problems with our contract manufacturers.*

We do not have any internal manufacturing capabilities and rely on one contract manufacturer to build our players, smart soundbars, wireless subwoofers and our wireless speakers. Our contract manufacturer is vulnerable to:

•	capacity constraints,
•	reduced component availability,
•

production disruptions or delays, including from strikes, mechanical issues, quality control issues, natural disasters, and public health crises, such as the pandemic caused by the outbreak of the coronavirus, known as COVID-19; and

•	the impact of U.S. or foreign tariffs on components or finished goods or other products;
•	increases in U.S. tariffs on imports of our players; and
•	foreign tariffs on U.S. parts or components for finished players that are assembled in Asia.

As a result, we have limited control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new streaming devices or other products. For example, during the quarter ended March 31, 2020, our contract manufacturer experienced extended factory closures related to the spread of COVID-19 resulting in supply chain disruptions for our players and elevated air freight costs to meet demand.

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

Our contracts with our contract manufacturer generally do not obligate it to supply our players or other products in any specific quantity or at any specific price. In the event our contract manufacturer is unable to fulfill our production requirements in a timely manner, their costs increase because of U.S. or international tariffs, or they decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards or at all. Any significant interruption in manufacturing at our contract manufacturer for any reason could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, or to incur higher freight costs than anticipated, which negatively impacts our player gross margin. In addition, our contract manufacturer’s facilities are located in South East Asia and the People’s Republic of China and may be subject to political, economic, labor, trade, social and legal uncertainties that may harm or disrupt our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and restrictions on trade export or imports. Furthermore, any manufacturing issues affecting the quality of our products, including players and audio products, could harm our business.

If our contract manufacturer fails for any reason to continue manufacturing our players or other products in required volumes and at high quality levels, or at all, we would have to identify, select and qualify an acceptable alternative contract manufacturer or manufacturers. Alternative contract manufacturers may not be available to us when needed, or at all, or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards, or at all. Any significant interruption in manufacturing at a contract manufacturer could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, active account growth or streaming hour growth.

Certain Roku TV brands do not have manufacturing capabilities and primarily depend upon contract manufacturers, and the supply of Roku TV models to the market could be disrupted if they encounter problems with their contract manufacturers or suppliers.*

Certain Roku TV brands do not have internal manufacturing capabilities and primarily rely upon contract manufacturers to build the Roku TV models that they sell to retailers. Their contract manufacturers may be vulnerable to capacity constraints and reduced component availability, increases in U.S. tariffs on imports of Roku TV models, future possible changes in U.S. regulations on exports of U.S. technologies or dealings with certain countries or parties, foreign tariffs on U.S. parts or components for Roku TV models that are assembled outside of the U.S., and their control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply may be limited. Delays, component shortages, factory shutdowns due to the COVID-19 pandemic and other manufacturing and supply problems could impair the retail distribution of their Roku TV models. A significant interruption in the supply of Roku TV models to retailers and distributors could, in turn, reduce our active accounts and streaming hours.

Furthermore, any manufacturing issues affecting the quality of our Roku TV brand partners’ Roku TV models, could harm our brand and our business.

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which our contract manufacturers and component suppliers are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs. For example, in November 2018 the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (“USMCA”) which supersedes the North American Free Trade Agreement. The USMCA has been be ratified by the respective legislatures of each of the three countries. Congress approved the USMCA in the United States-Mexico-Canada Agreement Implementation Act (H.R.5430) in January 2020 (the “Act”), and the President signed the Act into law. While the Act authorizes the President to declare that the USMCA agreement has entered into force, under U.S. practice, the Office of the U.S. Trade Representative (“USTR”) must review Mexico’s and Canada’s laws and regulations to ensure that both are fully in compliance with the USMCA obligations and commitments before the President issues a Presidential Proclamation declaring that the USMCA agreement has “entered into force” under U.S. law.  The U.S., Canada, and Mexico have all submitted notifications that they have completed their domestic approval processes, and USTR has notified Congress it plans to bring the agreement into force on July 1, 2020. While USMCA appears to be on track, there are still steps that must be taken by the parties to complete the “entry into force” process, including completion of a “Uniform Regulation” on application of the Agreement’s rules of origin and customs procedures, and a certification by USTR to Congress by June 1, 2020 that Mexico and Canada have complied with the USMCA obligations and commitments.

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

At this time, it is unknown whether the Phase One deal will last or whether there will be sufficient progress on Phases Two and Three to lead to a further reduction in U.S.-China trade tensions: whether additional Section 301 tariffs will be imposed on Roku products, imported from China and, if so, how long U.S. tariffs on Chinese goods will remain in effect or whether even higher tariffs will be imposed, or new regulatory proposals to restrict trade will be adopted. There are also pressures on the U.S. Administration to retaliate against China over COVID-19, which could lead to additional U.S. and Chinese tariffs, or a resumption of trade hostilities, exposing us to increased tariffs in the U.S. and Chinese markets. Finally, there are questions whether international trade agreements will be negotiated or existing free trade agreements re-negotiated; whether new trade or tariff actions will be announced by the current Administration; or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes, and higher prices could depress consumer demand. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Also, various countries, in addition to the United States, regulate the import and export of certain commodities, software, and technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, or collaborate on technology with our commercial or strategic partners, or could limit our commercial and/or strategic partners’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, the imposition of customs duties on intangible goods such as cross-border data flows which are currently duty-free under the WTO’s temporary e-commerce moratorium which faces opposition from certain WTO Members when it comes up for extension at the WTO Ministerial Meeting, which was originally scheduled for June 2020 but has now been postponed indefinitely, digital services taxes which potentially could expose certain digital services to new taxes, economic sanctions or related legislation, increased export and import controls stemming governmental policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or new customers in international markets or source components and parts from certain suppliers. Any decreased use of our products or limitation on our ability to export or sell our products, or source parts and components, would harm our business.

Further, following the result of a referendum in 2016, the United Kingdom formally left the EU on January 31, 2020. The United Kingdom’s withdrawal from the EU is commonly referred to as “Brexit.” Pursuant to the withdrawal arrangements agreed to between the United Kingdom and the EU, the United Kingdom is subject to a transition period until December 31, 2020, during which EU rules will continue to apply (the “Brexit Transition Period”). Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Brexit Transition Period. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until after the Brexit Transition Period.  This depends in part on whether the United Kingdom and EU can reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.

The supply chains of our contract manufacturer and many of our licensees may source products, parts or components from China, countries near China and the region. There are many uncertainties around the COVID-19 pandemic, including scientific and health issues, the unknown duration and extent of economic disruption in China and other markets, and the impact on the Chinese, U.S., and global economies. As a result, the COVID-19 pandemic may result in further supply shortages of our products or our licensees’ products, and delays in shipping and transportation services that negatively impact our ability or our licensees’ ability to import, export, ship, or sell streaming devices to customers in U.S. and international markets. Any decrease, limitations or delays on our or our licensees’ ability to import, export, or sell our streaming devices would harm our business.

If we fail to accurately forecast our manufacturing requirements and manage our inventory with our contract manufacturer, we could incur additional costs, experience manufacturing delays and lose revenue.

We bear supply risk under our contract manufacturing arrangements. Lead times for the materials and components that our contract manufacturer order on our behalf through different component suppliers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our players or other products are currently lengthy, requiring our contract manufacturer to order materials and components several months in advance. If we overestimate our production requirements, our contract manufacturer may purchase excess components and build excess inventory. If our contract manufacturer, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In the past, we have agreed to reimburse our contract manufacturers for purchased components that were not used as a result of our decision to discontinue a certain model of player or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business.

Conversely, if we underestimate our player or other product requirements, our contract manufacturer may have inadequate component inventory, which could interrupt the manufacturing of our players or other products and result in delays or cancellation of orders from retailers and distributors. In addition, from time to time we have experienced unanticipated increases in demand that resulted in the need to ship players via air freight, which is more expensive than ocean freight, and adversely affected our player gross margin during such periods of high demand, for example, during end-of-year holidays. If we fail to accurately forecast our manufacturing requirements, our business may be harmed.

Our players incorporate key components from sole source suppliers and if our contract manufacturer is unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, we will not be able to deliver our players to our retailers and distributors.

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as tariffs on U.S. parts or components for finished players that are used in final assembly of their components, or the risk that the strategic supplier may stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. Such suppliers may also face production, shipping, or logistical constraints arising from the COVID-19 pandemic. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available. Switching from a sole-source supplier would require that we redesign our players to accommodate new components and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission (“FCC”), which would be costly and time-consuming.

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

If we fail to attract and retain key personnel, effectively manage succession, or hire, develop, and motivate our employees, we may not be able to execute our business strategy or continue to grow our business.*

Our success depends in large part on our ability to attract and retain key personnel on our senior management team and in our engineering, research and development, sales and marketing, operations and other organizations. In particular, our founder, President and Chief Executive Officer, Anthony Wood, is critical to our overall management, as well as the continued development of our devices and streaming platform, our culture and our strategic direction. We do not have long-term employment or non-competition agreements with any of our key personnel. The loss of one or more of our executive officers or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business.

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

We are subject to payment-related risks and, if our advertisers or advertising agencies do not pay or dispute their invoices, our business may be harmed.*

Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In addition, typically, we are contractually required to pay advertising inventory data suppliers within a negotiated period of time, regardless of whether our advertisers or advertising agencies pay us on time, or at all. In addition, we typically experience slow payment cycles by advertising agencies as is common in the advertising industry. While we attempt to balance payment periods with our suppliers and advertisers and advertising agencies, we are not always successful. As a result, we can often face a timing issue with our accounts payable on shorter cycles than our accounts receivables, requiring us to remit payments from our own funds, and accept the risk of credit losses.

We may also be involved in disputes with agencies and their advertisers over the operation of our streaming platform, the terms of our agreements or our billings for purchases made by them through on our streaming platform or through our DSP. If we are unable to collect or make adjustments to bills, we could incur credit losses, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. If we are not paid by our advertisers or advertising agencies on time or at all, our business may be harmed.

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

Litigation regarding intellectual property rights could result in the loss of rights important to our devices and streaming platform, cause us to incur significant legal costs or otherwise harm our business.*

Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. As we grow and face increasing competition, the possibility of intellectual property rights claims against us will grow. Plaintiffs who have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. The cost of patent litigation or other proceedings, even if resolved in our favor, has been or could be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management from our business. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business.

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using technologies that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

Under our agreements with many of our content publishers, licensees, distributors, retailers, contract manufacturers and suppliers, we are required to provide indemnification in the event our technology is alleged to infringe upon the intellectual property rights of third parties.*

In certain of our agreements we indemnify our content publishers, licensees, distributors, retailers, manufacturing partners and suppliers. We have in the past, and may in the future, incur significant expenses defending these partners if they are sued for patent infringement based on allegations related to our technology. If a partner were to lose a lawsuit and in turn seek indemnification from us, we also could be subject to significant monetary liabilities. In addition, because the devices sold by our licensing partners and Roku TV brands often involve the use of third-party technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the streaming device in question, even if the claim does not pertain to our technology.

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

If we are found liable for content that is distributed through or advertising that is served through our platform, our business could be harmed.*

As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (the “DMCA”) is intended, in part, to limit the liability of eligible service providers for caching, hosting or linking to, user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. However, the DMCA and similar statutes and doctrines that we may rely on in the future is subject to uncertain judicial interpretation and regulatory and legislative amendments. Moreover, the DMCA provides protection primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections or if a court were to disagree with our application of those rules to our business, we could incur liability and our business could be harmed. If we become liable for these types of claims as a result of the content that is streamed over or the advertisements that are served through our platform, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.

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

Our streaming devices are technically complex and may contain undetected hardware errors or software bugs, which could manifest themselves in ways that could harm our reputation and our business.*

Our streaming devices and those of our licensees are technically complex and have contained and may in the future contain undetected software bugs or hardware errors. These bugs and errors can manifest themselves in any number of ways in our devices or our streaming platform, including through diminished performance, security vulnerabilities, data quality in logs or interpretation of data, malfunctions or even permanently disabled devices. Some errors in our devices may only be discovered after a device has been shipped and used by users and may in some cases only be detected under certain circumstances or after extended use. We also update the Roku OS and our software on a regular basis, and, despite our quality assurance processes, we could introduce bugs in the process of any such update. The introduction of a serious software bug could result in devices becoming permanently disabled. We offer a limited one year warranty in the United States and any such defects discovered in our devices after commercial release could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and users and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty, or other violations of laws or regulations. In addition, our contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of Roku and our products. In addition, if our insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, we adopted Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective method. We applied the revenue standard to all contracts that were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the prior periods. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could harm our business.

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We recently acquired dataxu and may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions of businesses, products or technologies in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

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

In November 2019, we borrowed $100.0 million aggregate principal amount pursuant to the Term Loan A Facility and in March 2020, we borrowed $69.3 million aggregate principal amount of revolving loans pursuant to the Revolving Credit Facility. We also have outstanding letters of credit as of March 31, 2020 totaling $30.7 million. As of March 31, 2020, the Credit Agreement was fully drawn.

As of March 31, 2020, we were in compliance with all of the financial covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

When we borrowed pursuant to the Credit Facility, we choose LIBOR as the benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform which may cause LIBOR to cease to exist, establish new methods of calculating LIBOR, or replace LIBOR with an alternative reference rate(s). The consequences of these developments cannot be entirely predicted and could have an adverse impact on the value of our LIBOR-linked financial obligations, such as an increase in the cost of our credit agreement indebtedness.

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

New legislation that would change U.S. or foreign taxation of international business activities or other tax-reform policies could harm our business.*

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

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (“TCJA”), as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, as modified by the CARES Act, alters U.S. federal tax rates, imposes additional limitations on the deductibility of interest, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Additionally, the TCJA, as modified by the CARES Act, has both positive and negative changes to the utilization of future net operating loss carryforwards. For example, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our financial position and result of operations. It is uncertain if and to what extent various states will conform to the TCJA and the CARES Act.

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

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.*

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new devices and enhance our streaming platform, maintain adequate levels of inventory to support our retail partners’ demand requirements, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our streaming platform, the Roku OS and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. For example, we entered into lease agreements for a corporate headquarters, and we started to incur material expenses during 2019. On November 8, 2019 we acquired dataxu for aggregate consideration of $77.6 million in cash and 571,459 shares of our Class A common stock.

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

Natural disasters or other catastrophic events could disrupt and impact our business.*

Occurrence of any catastrophic event, including earthquake, flood, tsunami or other weather event, power loss, internet failure, software or hardware malfunctions, cyber-attack, war, terrorist attack, medical epidemic or pandemic (such as COVID-19), other man-made disasters or other catastrophic events could disrupt our business operations. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. In particular, our principal offices are located in California, our contract manufacturers and some of our suppliers are located in Asia both of which are regions known for seismic activity making our operations in these areas vulnerable to natural disasters or other business disruptions in these areas. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. If our streaming platform was to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver streaming content, including advertising, to our users would be impaired. Disruptions in the operations of our contract manufacturers as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our players or other products, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters.*

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our President and Chief Executive Officer, Anthony Wood, holds and controls the vote of a significant number of shares of our outstanding common stock, and therefore Mr. Wood will have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Roku or our assets, for the foreseeable future. If Mr. Wood’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.

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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of March 31, 2020, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 15.5% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In December 2018, the Delaware Chancery Court issued a ruling invalidating such provision which we appealed to the Supreme Court of the State of Delaware. In March 2020, the Supreme Court of the State of Delaware reversed the ruling of the Delaware Chancery Court and held that the federal forum provision in our amended and restated certificate of incorporation is facially valid. The plaintiffs in the case have 150 days from April 24, 2020 to seek review of the Delaware Supreme Court’s decision by filing a petition for certiorari in the Supreme Court of the United States.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1	333-220318	3.4	9/01/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1	9/18/2017
10.1#	Roku, Inc. Amended and Restated Severance Benefit Plan	8-K	001-38211	99.1	7/16/2019
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.

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

Roku, Inc.

Date: May 11, 2020	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)