Form 10-Q
period 2020-06-30
ROKU, INC
filed 2020-08-10
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 105,891,320 of Class A common stock, $0.0001 par value per share, and 18,816,622 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	the impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our advertisers, partners, manufacturers, suppliers and users operate;
•	our ability to attract and retain users and increase streaming hours;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain TV brands and service operators to license and deploy our technology;
•	our ability to acquire rights to distribute popular content on our platform on favorable terms, or at all, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits and the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments, including developing integrations with our platform partners;
•	our ability to develop and launch new streaming products and provide ancillary services and support;
•	our ability to integrate the business and operations of dataxu, Inc., a demand-side platform (“DSP”) company that we acquired in 2019;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	our abilities to address potential and actual security breaches and system failures involving our products, systems and operations;
•	our ability to maintain, protect and enhance our intellectual property; and
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$885,825	$515,479
Restricted cash	1,539	1,854
Accounts receivable, net of allowances	306,719	332,673
Inventories	45,001	49,714
Prepaid expenses and other current assets	37,202	25,943
Total current assets	1,276,286	925,663
Property and equipment, net	152,747	103,262
Operating lease right-of-use assets	269,900	283,291
Intangible assets, net	69,292	76,668
Goodwill	73,058	74,116
Other non-current assets	5,139	7,234
Total Assets	$1,846,422	$1,470,234
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$363,816	$313,574
Current portion of long-term debt	4,870	4,866
Deferred revenue, current	43,940	39,861
Total current liabilities	412,626	358,301
Long-term debt, non-current	92,305	94,742
Deferred revenue, non-current	17,243	15,370
Operating lease liability, non-current	306,750	301,694
Other long-term liabilities	1,945	1,701
Total Liabilities	830,869	771,808
Stockholders’ Equity:
Common stock, $0.0001 par value	12	12
Additional paid-in capital	1,428,171	1,012,218
Accumulated other comprehensive income	29	29
Accumulated deficit	(412,659)	(313,833)
Total stockholders’ equity	1,015,553	698,426
Total Liabilities and Stockholders’ Equity	$1,846,422	$1,470,234

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Revenue:
Platform	$244,777	$167,682	$477,334	$301,835
Player	111,296	82,419	199,505	154,928
Total net revenue	356,073	250,101	676,839	456,763
Cost of Revenue:
Platform	106,324	57,980	208,260	98,344
Player	102,913	77,912	180,642	143,319
Total cost of revenue	209,237	135,892	388,902	241,663
Gross Profit:
Platform	138,453	109,702	269,074	203,491
Player	8,383	4,507	18,863	11,609
Total gross profit	146,836	114,209	287,937	215,100
Operating Expenses:
Research and development	84,387	61,994	172,665	117,732
Sales and marketing	64,164	36,568	132,412	70,375
General and administrative	40,494	26,033	80,234	48,119
Total operating expenses	189,045	124,595	385,311	236,226
Loss from Operations	(42,209)	(10,386)	(97,374)	(21,126)
Other Income, Net:
Interest expense	(1,034)	(571)	(1,897)	(669)
Other income, net	557	1,240	1,818	2,207
Total other income (expense), net	(477)	669	(79)	1,538
Loss Before Income Taxes	(42,686)	(9,717)	(97,453)	(19,588)
Income tax (benefit) expense	462	(384)	307	(523)
Net Loss	$(43,148)	$(9,333)	$(97,760)	$(19,065)
Net loss per share —basic and diluted	$(0.35)	$(0.08)	$(0.81)	$(0.17)
Weighted-average shares used in computing net loss per share —basic and diluted	122,614	114,572	121,397	112,734

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Loss	$(43,148)	$(9,333)	$(97,760)	$(19,065)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net of tax	—	3	—	21
Comprehensive Net Loss	$(43,148)	$(9,330)	$(97,760)	$(19,044)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—March 31, 2020	120,657	$12	$1,046,054	$(671)	$29	$(369,511)	$675,913
Vesting of early exercised stock options	—	—	9	—	—	—	9
Issuance of common stock pursuant to equity incentive plans	923	—	3,134	—	—	—	3,134
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $4.8 million	3,004	—	349,609	—	—	—	349,609
Stock-based compensation expense	—	—	30,036	—	—	—	30,036
Net loss	—	—	—	—	—	(43,148)	(43,148)
Balance—June 30, 2020	124,584	$12	$1,428,842	$(671)	$29	$(412,659)	$1,015,553

Balance—December 31, 2019	119,897	$12	$1,012,889	$(671)	$29	$(313,833)	$698,426
Vesting of early exercised stock options	—	—	26	—	—	—	26
Issuance of common stock pursuant to equity incentive plans	1,683	—	5,877	—	—	—	5,877
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $4.8 million	3,004	—	349,609	—	—	—	349,609
Stock-based compensation expense	—	—	60,441	—	—	—	60,441
Adoption of ASU 2016-13	—	—	—	—	—	(1,066)	(1,066)
Net loss	—	—	—	—	—	(97,760)	(97,760)
Balance—June 30, 2020	124,584	$12	$1,428,842	$(671)	$29	$(412,659)	$1,015,553

Three and Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—March 31, 2019	113,292	11	625,221	(671)	1	(263,628)	360,934
Vesting of early exercised stock options	—	—	15	—	—	—	15
Issuance of common stock pursuant to equity incentive plans	1,867	1	9,056	—	—	—	9,057
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $1.6 million	1,000		81,335				81,335
Stock-based compensation expense	—	—	18,671	—	—	—	18,671
Unrealized gain on short-term investments	—	—	-	—	3	—	3
Net loss	—	—	—	—	—	(9,333)	(9,333)
Balance—June 30, 2019	116,159	$12	$734,298	$(671)	$4	$(272,961)	$460,682

Balance—December 31, 2018	109,770	$11	$499,224	$(671)	$(17)	$(253,896)	244,651
Vesting of early exercised stock options	—	—	32	—	—	—	32
Share repurchases	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to equity incentive plans	4,002	1	19,147	—	—	—	19,148
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $3.6 million	2,389	—	179,360	—	—	—	179,360
Stock-based compensation expense	—	—	36,535	—	—	—	36,535
Unrealized gain on short-term investments	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	(19,065)	(19,065)
Balance—June 30, 2019	116,159	$12	$734,298	$(671)	$4	$(272,961)	$460,682

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(97,760)	$(19,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,248	5,677
Stock-based compensation expense	60,441	36,535
Amortization of operating lease right-of-use assets	15,947	7,738
Amortization of content license assets	12,182	760
Provision for doubtful accounts	3,516	53
Non-cash interest expense	—	412
Amortization of premiums on short-term investments	—	(265)
Other items, net	290	—
Changes in operating assets and liabilities:
Accounts receivable	21,372	(21,012)
Inventories	4,713	(3,858)
Prepaid expenses and other current assets	(5,222)	(5,277)
Deferred cost of revenue	—	1,144
Other noncurrent assets	2,095	10
Accounts payable and accrued liabilities	27,183	31,395
Operating lease liabilities	12,695	(4,405)
Other long-term liabilities	(556)	(1,197)
Deferred revenue	5,952	(14,611)
Net cash provided by operating activities	80,096	14,034
Cash flows from investing activities:
Purchase of property and equipment	(64,109)	(23,171)
Purchases of short-term investments	—	(12,365)
Sales/maturities of short-term investments	—	43,810
Proceeds from resolution of purchase acquisition contingencies	1,058	—
Net cash provided by (used in) investing activities	(63,051)	8,274
Cash flows from financing activities:
Proceeds from borrowing, net of issuance costs	69,325	—
Repayments made on borrowings	(71,825)	—
Proceeds from equity issued under at-the-market program, net of issuance costs	349,609	179,360
Proceeds from equity issued under incentive plans	5,877	19,145
Net cash provided by financing activities	352,986	198,505
Net increase in cash, cash equivalents and restricted cash	370,031	220,813
Cash, cash equivalents and restricted cash—Beginning of period	517,333	155,564
Cash, cash equivalents and restricted cash—End of period	$887,364	$376,377
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	885,825	375,509
Restricted cash	1,539	868
Cash, cash equivalents and restricted cash—End of period	$887,364	$376,377
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,118	$960
Cash paid for income taxes	$482	$636
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$5,218	$6,984
Unpaid portion of purchased intangibles	$400	$—
Unpaid portion of at-the-market offering costs	$150	$459

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

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

The Company adopted accounting standards in fiscal year 2020 and they are discussed in the “Recently Adopted Accounting Standards” paragraph. The Company adopted the accounting policy to account for credit losses for accounts receivable as part of the adoption and is included below. There are no other material changes to the significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report.

Credit losses for accounts receivable: The Company maintains an allowance for doubtful accounts to reserve for expected uncollectible accounts receivable. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with collectability issues. The Company regularly reviews the allowance by considering historical collectability based on past due status, credit quality, and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information and current economic conditions that may affect a customer’s ability to pay.

For the six months ended June 30, 2020, the Company’s assessment of its accounts receivable considered the business and market disruptions caused by the novel coronavirus (“COVID-19”) and emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends can be difficult to predict causing volatility that may have a material impact on our allowance for credit losses. See Note 6, for the detailed activity in allowance for doubtful accounts for the three and six months ended June 30, 2020.

Reclassification of Prior Year Presentation

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported condensed consolidated statement of cash flows.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgements, and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses. Significant items subject to such estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, estimating variable consideration, determining the stand-alone selling prices of performance obligations, gross versus net revenue recognition, evaluation of customer versus vendor relationships, and other obligations such as sales return reserves and customer incentive programs; the fair value or impairment of goodwill and intangible assets; useful lives of tangible and intangible assets; allowances for doubtful accounts or credit losses; the valuation of inventory, the valuation of deferred income tax assets; the recognition and disclosure of contingent liabilities and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the ongoing COVID-19 pandemic.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income (Loss)

The comprehensive loss is equal to the net loss for the three and six months ended June 30, 2020. Comprehensive income (loss) includes unrealized gains (loss) on the Company’s short-term investments for the three and six months ended June 30, 2019.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. As of June 30, 2020, two financial institutions managed 52% and 25% of the Company’s cash and cash equivalents balance, respectively. As of December 31, 2019, two financial institutions managed 65% and 34% of the Company’s cash and cash equivalents balance, respectively.

The Company did not have any customers accounting for 10% or more of the Company’s net accounts receivable as of June 30, 2020 and December 31, 2019.

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Customer B	*	*	*	10%
Customer C	13%	14%	13%	13%
Customer H	10%	*	*	*

* less than 10%

Restricted Cash

Restricted cash is comprised of cash collateral for outstanding letters of credit related to operating leases of office facilities. As of June 30, 2020, the Company had restricted cash of $1.5 million. As of December 31, 2019, the Company had restricted cash of $1.9 million.

Content Licensing

The Company licenses content for viewing on The Roku Channel. The licensing arrangements can be for a fixed fee and/or advertising revenue share with specific windows of availability. The Company capitalizes the content fees and records a corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. The Company amortizes licensed content assets into “Cost of Revenue, Platform” over the contractual window of availability. The liability is paid in accordance with the contractual terms of the arrangement.

As of June 30, 2020 and December 31, 2019, licensed content assets that met these requirements were $8.9 million and $1.7 million, respectively, and are recorded in “Prepaid expenses and other current assets.” The increase in the content asset is due to a change in the mix of content licensed and the period over which such content is available for streaming. The corresponding liability is included in “Accrued liabilities” and is discussed in Note 11.

The Company recorded amortization expense of $6.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $12.2 million and $0.8 million for the six months ended June, 30 2020 and 2019, respectively, related to licensed content assets.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance amended reporting of credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down.

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

In March 2019, the FASB issued ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. ASU 2019-02 also requires that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. In addition, ASU 2019-02 requires that an entity test films and license agreements for program material for impairment at a film group level when the film or license agreements are predominantly monetized with other films and license agreements. On January 1, 2020, the Company adopted the guidance in ASU 2019-02. There was no material impact to the Company’s consolidated financial statements.

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, This guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) that is expected to be discontinued, subject to meeting certain criteria. The guidance is effective as of March 12, 2020 through December 31, 2022. The Company made a policy election in the second quarter of 2020 to elect a different reference rate for the Credit Agreement when LIBOR is discontinued. It is still uncertain when the transition from LIBOR to another reference rate will occur or which reference rate will become the accepted market alternative to LIBOR.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The guidance is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of this new guidance on the consolidated financial statements.

3. REVENUE

Revenue disaggregation:

The Company’s disaggregated revenues are represented by the two reportable segments discussed in Note 14. The disaggregation is based on the evaluations that are regularly performed by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer.

Contract balances:

Contract balances include the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Accounts receivable, net	$306,719	$332,673
Contract assets (included in Prepaid expenses and other current assets)	$5,338	$3,588

Deferred revenue:
Current	43,940	39,861
Non-current	17,243	15,370
Total deferred revenue	$61,183	$55,231

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

Contract assets increased by approximately $1.8 million during the six months ended June 30, 2020 primarily due to an increase in the growth of platform revenue combined with the timing of billing which falls into a subsequent period. Deferred revenue increased by approximately $6.0 million during the six months ended June 30, 2020 due to the timing of fulfillment of performance obligations.

During the six months ended June 30, 2020, the Company recognized revenue of approximately $28.7 million from the amounts deferred as of December 31, 2019. During the six months ended June 30, 2019, the Company recognized revenue of approximately $37.9 million from the amounts deferred as of December 31, 2018.

Revenue Allocated to Future Performance Obligations:

Revenue allocated to remaining or unsatisfied performance obligations represents estimated revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue was $205.5 million as of June 30, 2020 of which we expect to recognize approximately 62% over the next 12 months and the remainder thereafter.

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

The total purchase consideration for dataxu was $147.3 million, which consisted of $77.6 million in cash and $69.7 million for the fair value of the Company’s 571,459 shares of common stock. Pursuant to the Merger Agreement, the Company had deposited $18.8 million into an escrow account to secure certain indemnifications and other potential obligations. $3.3 million from the escrow account was released in the quarter ended March 31, 2020.

Purchase Price Allocation

The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

	As of June 30, 2020	Estimated Useful Lives (in years)
Assets acquired
Current assets	$50,829
Restricted cash	1,303
Property and equipment, net	4,503
Intangible assets:
Developed technology	56,400	6.0
Customer relationships	13,400	4.0
Tradename	400	0.5
Goodwill	71,676
Operating lease right-of-use assets	24,658
Other long-term assets	235
Total assets acquired	$223,404
Liabilities assumed
Current liabilities	$(51,428)
Operating lease liabilities	(24,658)
Total liabilities assumed	$(76,086)
Total purchase consideration	$147,318

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

The following table reflects the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2019	$74,116
Adjustments (1)	(1,058)
Balance as of June 30, 2020	$73,058

(1) The adjustments arise from the resolution of contingencies associated with the dataxu acquisition.

Intangible Assets

The following table is the summary of Company’s intangible assets (in thousands):

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(8,148)	$54,219	5.9
Customer relationships	13,400	(2,233)	11,167	4.0
Tradename	400	(400)	-	0.5
Patents	4,076	(170)	3,906	14.0
Intangible assets	$80,243	$(10,951)	$69,292

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(2,860)	$59,507	5.9
Customer relationships	13,400	(558)	12,842	4.0
Tradename	400	(133)	267	0.5
Patents	4,076	(24)	4,052	14.0
Intangible assets	$80,243	$(3,575)	$76,668

The Company recorded expenses of $3.6 million and $0.1 million for amortization of intangible assets during the three months ended June 30, 2020 and 2019, respectively. The Company recorded expenses of $7.4 million and $0.3 million for amortization of intangible assets during the six months ended June 30, 2020 and 2019, respectively. In three and six months ended June 30, 2020 and 2019, the Company recorded amortization of developed technology in cost of revenue, platform, cost of revenue, player, research and development, and general and administrative expenses in the consolidated statement of operations and recorded amortization of customer relationships and tradename in sales and marketing expenses in the consolidated statement of operations.

The estimated future amortization expense for intangible asset for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2020 (remaining 6 months)	$7,111
2021	14,036
2022	13,666
2023	13,108
2024	10,316
Thereafter	11,055
Total	$69,292

6. Balance sheet components

Accounts Receivable, Net of allowances—Accounts receivable, net of allowances, consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Gross accounts receivable	$325,841	$360,194
Allowance for sales returns	(5,412)	(6,550)
Allowance for sales incentives	(8,962)	(19,476)
Allowance for doubtful accounts	(4,403)	(1,140)
Other allowances	(345)	(355)
Total allowances	(19,122)	(27,521)
Total Accounts Receivable—net of allowances	$306,719	$332,673

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Balance, beginning of period	$(4,668)	$(6,550)
Charged to revenue	(3,959)	(6,686)
Utilization of sales return allowance	3,215	7,824
Balance, end of period	$(5,412)	$(5,412)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Balance, beginning of period	$(9,273)	$(19,476)
Charged to revenue	(8,248)	(17,657)
Utilization of sales incentive allowance	8,559	28,171
Balance, end of period	$(8,962)	$(8,962)

Allowance for Doubtful Accounts—Allowance for doubtful accounts consisted of the following activities (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Balance, beginning of period	$(4,959)	$(1,140)
Impact of adoption of ASU 2016-13	-	(1,066)
Adjusted balance, beginning of period	(4,959)	(2,206)
Provision for doubtful accounts	273	(2,965)
Adjustments for recovery and write-off	283	768
Balance, end of period	$(4,403)	$(4,403)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Computers and equipment	$27,725	$23,834
Leasehold improvements	141,859	93,239
Website and internal-use software	6,510	6,510
Office equipment and furniture	18,645	12,091
Total property and equipment	194,739	135,674
Accumulated depreciation and amortization	(41,992)	(32,412)
Property and Equipment, net	$152,747	$103,262

Depreciation and amortization expense, for property and equipment assets, for the three months ended June 30, 2020 and 2019 was $5.2 million and $2.7 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the six months ended June 30, 2020 and 2019 was $9.9 million and $5.4 million, respectively.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Accounts payable	$130,601	$115,227
Payments due to content publishers	78,255	57,376
Accrued cost of revenue	53,001	58,149
Operating lease liability, current	27,120	17,896
Accrued royalty expense	8,688	18,040
Accrued payroll and related expenses	15,887	14,522
Accrued inventory	9,706	2,892
Content licensing liability	8,903	1,679
Marketing, retail and merchandising costs	11,066	7,624
Accrued legal fees	4,026	3,158
Customer prepayments	4,144	2,669
Taxes and related liabilities	2,914	3,052
Other accrued expenses	9,505	11,290
Total Accounts Payable and Accrued Liabilities	$363,816	$313,574

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Platform, current	$21,204	$18,234
Player, current	22,736	21,627
Total deferred revenue, current	43,940	39,861
Platform, non-current	8,751	6,135
Player, non-current	8,492	9,235
Total deferred revenue, non-current	17,243	15,370
Total Deferred Revenue	$61,183	$55,231

7. FAIR VALUE

The Company’s financial assets measured at fair value are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Fair Value	Level 1	Fair Value	Level 1
Assets:
Cash and cash equivalents:
Cash	$814,034	$814,034	$463,820	$463,820
Money market funds	71,791	71,791	51,659	51,659
Restricted cash	1,539	1,539	1,854	1,854
Total assets measured and recorded at fair value	$887,364	$887,364	$517,333	$517,333

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

The Company considers all highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. The Company measured money market funds of $71.8 million and $51.7 million as cash equivalents as of June 30, 2020 and December 31, 2019, respectively, using Level 1 inputs.

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

The Company did not have Level 2 instruments at June 30, 2020 and December 31, 2019.

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company did not have Level 3 instruments at June 30, 2020 and December 31, 2019.

Assets and liabilities that are measured at fair value on a non-recurring basis

Non-financial assets such as goodwill, intangible assets, property, plant, and equipment and operating lease right-of-use assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. The Company recorded an impairment of $0.2 million and $0.9 million for certain operating lease right-of-use assets during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

8. LEASES

The Company’s operating leases are primarily for office real estate. The leases have remaining lease terms ranging from one year to 10 years and may include options to extend or terminate.

The components of lease expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost (1)	$13,921	$5,830	$29,122	$10,162
Sublease income	(899)	(546)	(1,685)	(1,126)
Net operating lease cost	$13,022	$5,284	$27,437	$9,036

(1)

For the three and six months ended June 30, 2020, variable lease costs were $3.3 million and $5.5 million, respectively. For the three and six months ended June 30, 2019, variable lease costs were not significant. Variable lease costs primarily include common area maintenance charges.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15,184	$7,440
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,771	$83,780

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	As of
	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$269,900	$283,291
Included in accounts payable and accrued liabilities:
Operating lease liability, current	27,120	17,896
Operating lease liability, non-current	306,750	301,694
Total operating lease liability	$333,870	$319,590

Weighted average remaining lease term
Operating leases (in years)	9.63	9.98
Weighted average discount rate
Operating leases	4.65%	4.65%

Future lease payments under operating leases as of June 30, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases
2020 (remaining 6 months)	$15,891
2021	47,851
2022	44,740
2023	45,421
2024	44,689
Thereafter	246,828
Total future lease payments	445,420
Less: imputed interest	(88,238)
Less: expected tenant improvement allowance	(23,312)
Total	$333,870

As of June 30, 2020, the Company has additional operating leases, primarily corporate offices, that have not yet commenced of $10.0 million. These operating leases will commence in fiscal year 2020 with lease terms of five years.

9. DEBT

The Company’s outstanding debt as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

	As of
	June 30, 2020		December 31, 2019
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$97,500	2.07%	$100,000	3.48%
Less: Debt issuance costs	(324)		(392)
Net carrying amount	$97,176		$99,608

The carrying amount of debt approximates fair value due to its variable interest rates.

 The interest expense for three and six months ended June 30, 2020 relating to the Credit Agreement is $0.9 million and $1.5 million, respectively. The Company did not have any outstanding debt as of June 30, 2019. Interest expense for the three and six months ended June 30, 2019 mainly related to amortization of debt issuance costs and was not material.

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

On November 18, 2019, the Company borrowed the Term Loan A facility in the aggregate principal amount of $100.0 million. In March 2020, the Company borrowed the available balance of $69.3 million from the Revolving Credit Facility. For both borrowings, the Company elected an interest rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on the Company’s secured leverage ratio. In May 2020, the Company repaid the outstanding balance on the Revolving Credit Facility.

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

The Company had outstanding letters of credit against the Revolving Credit Facility of $29.8 million and $30.7 million as of June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020, the Company was in compliance with all of the covenants of the Credit Agreement.

10. STOCKHOLDERS’ EQUITY

At-the-Market Offerings

On May 13, 2020, the Company entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as its sales agents, pursuant to which the Company could offer and sell from time to time up to an aggregate of 4.0 million shares of the Company’s Class A common stock. As of June 30, 2020, the Company received gross proceeds of $354.4 million from the sale of 3.0 million of these shares at an average selling price of $117.98 per share and incurred issuance costs of $4.8 million.

Preferred Stock

The Company is authorized to issue 10 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors at the time of issuance.

As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.

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

Common Stock Reserved for Future Issuance

As of June 30, 2020, the Company had reserved shares of common stock for issuance as follows (in thousands):

As of
June 30, 2020
Common stock awards granted under equity incentive plans	14,365
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan*	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	22,567
Total reserved shares of common stock	42,021

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

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2020 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2019 - outstanding	4,544	$67.30
Awarded	586	124.63
Released	(576)	65.27
Forfeited	(185)	64.63
Balance, June 30, 2020 - outstanding	4,369	$75.37

The grant-date fair value of restricted stock units granted during the six months ended June 30, 2020 and 2019 was $73.0 million and $62.0 million, respectively.

The fair value of restricted stock units that vested during the three months ended June 30, 2020 and 2019 was $20.5 million and $10.0 million, respectively, and during the six months ended June 30, 2020 and 2019 was $37.6 million and $17.6 million, respectively. Total unrecognized compensation cost related to restricted stock units as of June 30, 2020 was $277.6 million, which the Company expects to recognize over 2.46 years.

Stock Options

The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2019 - outstanding	11,124	$14.84	6.2	—
Granted	21	113.31	—	$38.95
Exercised	(1,107)	5.31	—	—
Forfeited and expired	(42)	8.45	—	—
Balance, June 30, 2020 - outstanding	9,996	$16.13	5.8	—	$1,003,651

Options exercisable at June 30, 2020	6,826	$6.66	5.0	—	$750,064

The intrinsic value for options exercised during the three months ended June 30, 2020 and 2019, was $67.0 million and $135.8 million, respectively, and during the six months ended June 30, 2020 and 2019 was $119.7 million and $245.5 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the options’ exercise price on the date of grant.

As of June 30, 2020, the Company had $32.6 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.55 years.

Stock-Based Compensation

The Company measures the cost of awards granted under equity incentive plans based on the grant date fair value. The Company uses the straight-line method for expense recognition and recognizes forfeitures as they occur.

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of platform revenue	$232	$59	$443	$118
Cost of player revenue	310	246	648	489
Research and development	13,348	9,258	26,603	17,790
Sales and marketing	9,615	4,974	19,672	10,140
General and administrative	6,531	4,134	13,075	7,998
Total stock-based compensation	$30,036	$18,671	$60,441	$36,535

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Dividend rate	—	—	—	—
Expected term (in years)	5.0 - 5.27	5.0 - 5.27	5.0 - 5.27	5.0 - 5.27
Risk-free interest rate	0.31 - 0.37%	1.83 - 2.31%	0.31 - 1.67%	1.83 - 2.56%
Expected volatility	37.9 - 38.6%	36%	35.8 - 38.6%	36%

11. COMMITMENTS AND CONTINGENCIES

Manufacturing Purchase Commitments

The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for our products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of June 30, 2020, the Company had $142.2 million purchase commitments for inventory.

The Company records a liability for non-cancelable purchase commitments in excess of projected demand forecasts. Obligations in excess of demand were not calculated to be material as of June 30, 2020. The Company recorded $0.3 million for these purchase commitments in “Accrued liabilities” at December 31, 2019.

Content License Purchase Commitments

At June 30, 2020 and December 31, 2019, the Company recorded $8.9 million and $1.7 million, respectively, as obligations in “Accrued liabilities” for licensed content that is available for streaming. The increase in content liability is due to change in the mix of content licensed and the period over which this content is available for streaming.

The Company also enters into contracts with content publishers to acquire content in the future. Some of these commitments are non-cancelable. As of June 30, 2020, the Company had $37.4 million in commitments with content publishers that includes amounts already recognized as liability for content available for streaming.

Letters of Credit

As of June 30, 2020 and December 31, 2019, the Company had irrevocable letters of credit outstanding in the amount of $31.6 million and $31.8 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2030.

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

12. INCOME TAXES

Income tax expense for the three months ended June 30, 2020 was $0.5 million as compared to income tax benefit of $0.4 million for the three months ended June 30, 2019. Income tax expense for the six months ended June 30, 2020 was $0.3 million as compared to income tax benefit of $0.5 million for six months ended June 30, 2019. The income tax expense and benefit for the three and six months ended June 30, 2020 and 2019, were primarily attributable to non-U.S. tax benefit associated with the Company's non-U.S. operations. Based on the available objective evidence during the three months ended June 30, 2020, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

The tax benefit related to stock-based compensation expense for all periods presented was not material.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of June 30, 2020, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in the UK, China, India, Netherlands, and Denmark.

On June 29, 2020, California enacted legislative changes that impose an annual cap of $5 million on the amount of business incentive tax credits the Company can utilize in California effective for tax years 2020 through 2022. The legislation has no impact to the Company’s tax provision due to our full valuation allowance.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net loss	$(43,148)	$(9,333)	$(97,760)	$(19,065)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	122,614	114,572	121,397	112,734
Net loss per share, basic and diluted	$(0.35)	$(0.08)	$(0.81)	$(0.17)

Common shares that would be excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Equity awards to purchase common stock	14,365	16,595	14,365	16,595
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	9	45	9	45
Total	14,374	16,640	14,374	16,640

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

Customers accounting for 10% or more of segment revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Platform segment revenue
Customer D	*	*	*	10%
Customer H	15%	*	14%	*

Player segment revenue
Customer A	*	14%	11%	16%
Customer B	18%	17%	16%	19%
Customer C	38%	40%	42%	38%

*	Less than 10% of segment revenue

Substantially all of the Company’s assets were held in the United States (“U.S.”) and were attributable to the operations in the U.S. as of June 30, 2020 and December 31, 2019. Revenue in international markets was less than 10% for all periods presented.

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

Highlights for the three months ended June 30, 2020 compared to the three months ended June, 30 2019 included:

•	Active accounts increased 41% to 43.0 million;
•	Streaming hours increased 65% to 14.6 billion*;
•	Revenue increased 42% to $356.1 million;
•	Gross profit increased 29% to $146.8 million; and
•	Average revenue per user (“ARPU”) increased 18% to $24.92.

COVID-19 Update

During the first and second quarters of 2020, the outbreak and spread of the novel strain of coronavirus referred to as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, resulted in governmental authorities implementing numerous precautionary measures to slow down the spread of the virus, including travel bans and restrictions, quarantine requirements, stay-at-home orders and business limitations and shutdowns. Although these measures have eased in some locations, the COVID-19 pandemic and the resulting precautionary measures have caused, and are expected to continue to cause, economic declines both in the U.S. and globally as well as significant volatility in and disruption to financial markets.

The COVID-19 pandemic and the resulting precautionary measures continued to have a mixed impact on our business during the quarter ended June 30, 2020 and into the third quarter of 2020. During the second quarter we continued to see an acceleration in the growth of active accounts and streaming hours. Although streaming hours per account have moderated since they peaked early in the second quarter of 2020, they remain elevated from streaming hours per account prior to the COVID-19 pandemic. During the second quarter of 2020, we saw strong user engagement and revenue growth for the platform segment. Our platform business saw an increase in subscription signups, increased purchases of transactional video on demand (“TVOD”) content with movie and TV rentals reaching an all-time high in April 2020, and elevated revenues from branded buttons due to an increase in streaming device sales. Our content partners, in the aggregate, also increased their spend with us. Despite an overall decline in advertising spend across the marketplace, during the second quarter of 2020 we experienced continued growth in our advertising business. Although advertising industry outlook remains uncertain for the remainder of the year and we expect that recovery in total TV advertising spend to pre-pandemic levels will continue into 2021, we continue to believe that the ongoing COVID-19 pandemic and the economic downturn will shift advertising budgets from traditional linear TV to streaming TV. We also continue to believe that we will benefit from advertising buyers reallocating these budgets to advertising on our platform due to our active account reach and advanced advertising

* Reported streaming hours data reflects adjustments to our streaming hours calculations for current and certain prior periods. Details can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q under “Note About Our Streaming Hours Adjustments”.

capabilities. While we have experienced an increase in TV streaming during the COVID-19 pandemic and aspects of our platform segment have benefitted from the increase, there can be no assurance that these patterns will continue for the remainder of 2020, or beyond.

The sales of our players and our partners’ sales of Roku TV models remained strong during the second quarter of 2020 as the COVID-19 pandemic and related precautionary measures have increased overall demand for our players and our partners’ Roku TV models. Despite the pandemic’s adverse impact on global supply chains, we have largely been able to keep our players in stock at retailers and online by a greater use of air freight than we originally planned. During the second quarter, due to the increased demand for our players coupled and tighter inventory levels we ran fewer promotions than we expected which resulted in higher player margins than expected. During July, we continued to experience strong demand and tight supply conditions for both our players and our partners’ Roku TV models. While we have experienced increased demand for our players, some of our retail partners either closed or severely limited access to their brick and mortar locations which may continue for the remainder of 2020, and beyond. We intend to continue to work closely with our retail partners and Roku TV partners to plan for the remainder of 2020, especially given the possibility that the COVID-19 pandemic or economic downturn could impact traditionally strong sales periods, including Back-to-School, Black Friday and the holiday shopping season. While our player and Roku TV model sales have remained strong during the COVID-19 pandemic, there can be no assurance that these patterns will continue for the remainder of 2020, or beyond.

The COVID-19 pandemic’s impact on our operations and financial performance remains uncertain. As a result, while we are committed to continuing to invest in strategic areas to extend our competitive advantages, during the second quarter of 2020 we continued to monitor our operating expenses and capital expenditures and although we continued to hire we did so at a slower pace than pre-pandemic levels. During the second quarter we also increased our liquidity by raising $349.6 million, net of offering costs, from the issuance of shares of our Class A common stock through an at-the-market offering. We will continue to actively monitor the COVID-19 pandemic’s impact and may take further actions as may be required by federal, state, local or foreign authorities, or that we believe are in the best interests of the Company, its employees, partners and stockholders. Due to the speed at which the situation is changing and the uncertainty of its duration and the timing of recovery, we are unable to accurately predict the full impact that the COVID-19 pandemic and the economic downturn will have on our results of operations, financial condition, liquidity and cash flow.

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

Our gross profit was $146.8 million and $287.9 million for the three and six months ended June 30, 2020, respectively, and $114.2 million and $215.1 million for the three and six months ended June 30, 2019, respectively.

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

We had 43.0 million and 30.5 million active accounts as of June 30, 2020 and 2019, respectively.

Hours Streamed

We believe the number of streaming hours on our platform is an effective measure of user engagement and that the growth in the number of hours of content streamed across our platform reflects our success in addressing the growing user demand for TV streaming. We define streaming hours as the aggregate amount of time streaming devices stream content on our platform in a given period. Hours streamed on non-Roku platforms are not included in this metric. Our streaming hours are internally calculated utilizing data received from our streaming devices that is logged in a central database. See “Note About Our Streaming Hours Adjustments” below for additional information. Other companies and third-party industry sources utilize their own data sources and may utilize different measurement methodologies to calculate streaming hours. As a result, our streaming hours may not be directly comparable to another company’s or any third-party’s calculation of streaming hours. We report streaming hours on a calendar basis.

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

During the third quarter of 2019, we began the roll out of a new Roku OS feature to our entire installed base that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature, which we refer to as “Are you still watching,” periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that implementing this new feature across the Roku platform will benefit us as well as our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, have already implemented similar features within their channels. “Are you still watching” supplements these channel features. We completed the rollout of the feature to our entire installed base in the first quarter of 2020. We do not expect the rollout of this feature to have a material impact on our future financial performance.

We streamed 14.6 billion and 8.8 billion hours during the three months ended June 30, 2020 and 2019, respectively.

Note About Our Streaming Hours Adjustments

To calculate and report our streaming hours, we utilize data from event logs generated by the firmware running on the Roku devices that are recorded in a central database. The event information (play, pause, stop, time counts, etc.) is generated by the firmware running on the Roku streaming devices, and event data is transmitted to our central database at regular intervals when a device is connected to the internet. Pause time is not intended to be included in streaming hours.

During the second quarter of 2020 we discovered that some pause time was inadvertently included in the streaming hours information recorded in our central database. Upon discovering these errors in the log data, we promptly reviewed and analyzed the issue utilizing our firmware, data engineering and core analytics teams. We concluded that certain past Roku OS releases inadvertently caused the logging errors. The error rates varied over time and across different types of devices and firmware versions. As a result, we reported higher streaming hours and streaming hours growth rates for the affected periods than we would have if all pause time had been excluded from streaming hours as we had intended. Neither these logging errors, nor the resulting adjustments that we made to our streaming hours calculations, has had any impact on our financial results, and do not require us to revise any of our previously reported key operating metrics other than streaming hours.

The affected log data was for the periods from February 2016 to date. After adjusting for logging errors, we estimate that our streaming hours were, on average, approximately 0.5% lower than previously reported for the period January 2017 through September 2018, and approximately 5.8% lower for the period October 2018 through March 2020.

By the end of August 2020, we expect to fully deploy a software update that will address the root cause of the pause time logging errors and prevent them from continuing.

The roll out of the “Are you still watching” feature had no impact on the adjustments we made to our streaming hours calculations. While our revenue from content publishers is not based on the hours streamed on their streaming channels, and the number of streaming hours does not directly correlate to revenue earned from such content publishers or ARPU on a period-by-period basis; we believe that the growth in the number of hours of content streamed across our platform reflects our success in addressing the growing user demand for TV streaming. After adjusting our streaming hours as discussed above, our estimated year-over-year streaming hour growth rates for fiscal year 2018 versus fiscal year 2017, fiscal year 2019 versus fiscal year 2018 and the first quarter of 2020 versus the first quarter of 2019 were 60.5%, 59.3% and 46.8%, respectively. The estimated year-over-year streaming hour growth rate for the second quarter of 2020 versus the second quarter of 2019 was 65%.

The following table presents the estimated impacts on streaming hours (in billions) for periods from January 1, 2017 through March 31, 2020 and streaming hours growth rates on a year-over-year (“YoY”) basis by quarter for periods from January 1, 2018 through March 31, 2020 and annually for fiscal year 2018 and 2019. Revised streaming hours for 2016 are not estimated and therefore revised 2017 YoY growth rates are not available.

Quarter	Published SHs	Revised SHs	SHs % Delta	Published YoY	Revised YoY
2017 Q1	3.3B	3.2B	-0.5%	63.4%	NA
2017 Q2	3.5B	3.5B	-0.4%	60.0%	NA
2017 Q3	3.8B	3.8B	-0.4%	57.8%	NA
2017 Q4	4.3B	4.3B	-0.2%	55.3%	NA
2018 Q1	5.1B	5.1B	-0.5%	56.0%	56.1%
2018 Q2	5.5B	5.4B	-0.5%	57.2%	57.0%
2018 Q3	6.2B	6.1B	-0.7%	62.7%	62.1%
2018 Q4	7.3B	7.1B	-2.2%	68.6%	65.2%
2019 Q1	8.9B	8.4B	-5.4%	74.1%	65.5%
2019 Q2	9.4B	8.8B	-6.0%	72.1%	62.6%
2019 Q3	10.3B	9.6B	-6.5%	67.6%	57.9%
2019 Q4	11.7B	10.9B	-6.3%	60.2%	53.7%
2020 Q1	13.2B	12.3B	-7.0%	49.3%	46.8%

Year	Published SHs	Revised SHs	SHs % Delta	Published YoY	Revised YoY
2017	14.8B	14.8B	-0.4%	58.8%	NA
2018	24.0B	23.7B	-1.1%	61.7%	60.5%
2019	40.3B	37.8B	-6.1%	67.8%	59.3%

Average Revenue per User

We measure our platform monetization through ARPU, which we believe represents the inherent value of our business. We define ARPU as our platform revenue for the trailing four quarters divided by the average of the number of active accounts at the end of the current period and the end of the corresponding period in the prior year. ARPU measures the rate at which we are monetizing our active account base and the progress of our platform business. We believe we have a significant opportunity to continue to grow platform revenue, and, as we further monetize streaming hours, we believe we will increase ARPU. The growth of ARPU however, is dependent upon the relative growth rates of platform revenue to active accounts. If for example, if our active accounts grow at a faster rate than platform revenue, our ARPU would decrease.

ARPU was $24.92 as of June 30, 2020 as compared to $21.06 as of June 30, 2019, an increase of 18%.

Components of Results of Operations

Revenue

Platform Revenue

We generate platform revenue from advertising sales and related services, subscription and transaction revenue sharing arrangements with partners, the sale of Premium Subscription services, sales of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. Our first-party video ad inventory includes The Roku Channel, native display ads on our home screen and screen saver as well as ad inventory we obtain through our content publisher agreements. To supplement our supply, we can re-sell video inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party inventory on a revenue share basis. To date, we generate most of our platform revenue in the United States.

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

Player revenue also includes the sale of our audio products, including wireless speakers, smart soundbars and wireless subwoofers.

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue consists of the cost of acquiring advertising inventory, content or programming licensing fees, payment processing fees, third-party cloud service and other technology expenses, amortization of acquired technology, and allocated personnel-related costs, including salaries, benefits and stock-based compensation for Roku personnel who support platform services.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs, including employee salaries, benefits and stock-based compensation for our engineers and other employees engaged in the development of our products including new technologies, features and functionality and fees for outsourced consulting services. In addition, research and development expenses include allocated facilities and overhead costs. We expect research and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, player and TV products, advertising products and other platform services.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions and stock-based compensation expense for our employees engaged in sales and sales support, marketing, communications, data science and analytics, business development, product management and partner and customer support functions. Sales and marketing expenses also include marketing, retail and merchandising costs, as well as events, public relations and other professional services and allocated facilities and overhead. We expect sales and marketing expenses to increase in absolute dollars in future periods as we focus on growing active accounts, player and platform revenue, and expanding our business internationally.

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

Other Income (Expense), Net

Our other income (expense), net, for the three and six months ended June 30, 2020 consists of interest income on cash and cash equivalents, interest expense that primarily includes interest on our Credit Agreement and amortization of deferred debt costs and foreign currency re-measurement and transaction gains and losses. Other income (expense), net for three and six months ended June 30, 2019 consists of interest income on short-term investments and foreign currency re-measurement and transaction gains and losses.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Revenue:
Platform	69%	67%	71%	66%
Player	31%	33%	29%	34%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	30%	23%	31%	22%
Player	29%	31%	26%	31%
Total cost of revenue	59%	54%	57%	53%
Gross Profit:
Platform	39%	44%	40%	45%
Player	2%	2%	3%	2%
Total gross profit	41%	46%	43%	47%
Operating Expenses:
Research and development	24%	25%	26%	26%
Sales and marketing	18%	15%	20%	15%
General and administrative	11%	10%	12%	11%
Total operating expenses	53%	50%	58%	52%
Loss from Operations	(12)%	(4)%	(15)%	(5)%
Other Income, Net:
Interest expense	—%	—%	(1)%	—%
Other income, net	—%	—%	—%	—%
Total other income (expense), net	—%	—%	(1)%	—%
Loss Before Income Taxes	(12)%	(4)%	(16)%	(5)%
Income tax (benefit) expense	—%	—%	—%	—%
Net Loss	(12)%	(4)%	(16)%	(5)%

Comparison of Three and Six Months Ended June 30, 2020 and June 30, 2019

Net Revenue

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change $	Change %	June 30, 2020	June 30, 2019	Change $	Change %
(in thousands, except percentages)
Platform	$244,777	$167,682	$77,095	46%	$477,334	$301,835	$175,499	58%
Player	111,296	82,419	28,877	35%	199,505	154,928	44,577	29%
Total Net Revenue	$356,073	$250,101	$105,972	42%	$676,839	$456,763	$220,076	48%

Platform

Platform revenue increased by $77.1 million, or 46%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase is mainly attributable to higher content distribution revenue and related transactional revenue, including Premium Subscriptions, in addition to advertising revenue, which includes revenue from dataxu which we acquired in November 2019.

Platform revenue increased by $175.5 million, or 58%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase is mainly attributable to higher content distribution revenue and related transactional revenue, including Premium Subscriptions, in addition to advertising revenue, which includes revenue from dataxu which we acquired in November 2019.

Player

Player revenue increased by $28.9 million, or 35%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, due to increases in revenue from sales of players, including audio products, and accessories. The overall increase was primarily driven by players, as the volume of net units sold increased 28% as compared to the three months ended June 30, 2019 offset by a 2% decrease in their average selling price.

Player revenue increased by $44.6 million, or 29%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, due to increases in revenue from sales of players, including audio products, and accessories. The overall increase was primarily driven by players, as the volume of net units sold increased 27% as compared to the six months ended June 30, 2019 offset by a 4% decrease in their average selling price of players.

Cost of Revenue and Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change $	Change %	June 30, 2020	June 30, 2019	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$106,324	$57,980	$48,344	83%	$208,260	$98,344	$109,916	112%
Player	102,913	77,912	25,001	32%	180,642	143,319	37,323	26%
Total Cost of Revenue	$209,237	$135,892	$73,345	54%	$388,902	$241,663	$147,239	61%
Gross profit:
Platform	$138,453	$109,702	$28,751	26%	$269,074	$203,491	$65,583	32%
Player	8,383	4,507	3,876	86%	18,863	11,609	7,254	62%
Total Gross Profit	$146,836	$114,209	$32,627	29%	$287,937	$215,100	$72,837	34%

Platform

Cost of platform revenue increased by $48.3 million, or 83%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase in absolute dollars is a result of higher advertising costs including inventory acquisition, data and ad serving, content licensing fees and credit card processing fees totaling $41.2 million, as well as a $7.6 million increase in amortization of acquired intangibles and allocated personnel and operational overhead costs.

Cost of platform revenue increased by $109.9 million, or 112%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase in absolute dollars is a result of higher advertising costs including inventory acquisition, data and ad serving, content related costs such as licensing fees, premium content and credit card processing fees totaling $95.2 million, as well as a $14.8 million increase in amortization of acquired intangibles, allocated personnel and operational overhead costs.

Gross profit on platform revenue increased by $28.8 million, or 26%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily driven by the overall growth in our platform revenue.

Gross profit on platform revenue increased by $65.6 million, or 32%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily driven by the overall growth in our platform revenue.

Player

Cost of player revenue increased by $25.0 million, or 32%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The manufacturing cost of players increased by $14.5 million due to the volume increase of units sold, and freight expenses increased by $6.7 million as a result of additional costs incurred to expedite inventory supply to meet higher demand, and $3.8 million of packaging and other operational overhead.

Cost of player revenue increased by $37.3 million, or 26%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The manufacturing cost of players increased by $22.7 million due to the volume increase of units sold, and freight expenses increased by $8.6 million as a result of additional costs incurred to expedite inventory supply to meet higher demand, and $6.0 million in packaging costs and other operational overhead.

Gross profit on player sales increased by $3.9 million, or 86%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily driven by growth in sales of our player products.

Gross profit on player sales increased by $7.3 million, or 62%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily driven by growth in sales of our player products.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change $	Change %	June 30, 2020	June 30, 2019	Change $	Change %
(in thousands, except percentages)
Research and development	$84,387	$61,994	$22,393	36%	$172,665	$117,732	$54,933	47%
Sales and marketing	64,164	36,568	27,596	75%	132,412	70,375	62,037	88%
General and administrative	40,494	26,033	14,461	56%	80,234	48,119	32,115	67%
Total Operating Expenses	$189,045	$124,595	$64,450	52%	$385,311	$236,226	$149,085	63%

Research and Development

Research and development expenses increased by $22.4 million, or 36%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase was primarily due to increases in personnel-related costs of $16.2 million due to the growth in engineering headcount and related stock-based compensation, higher professional service and consulting fees of $6.4 million, higher allocated facilities costs of $3.3 million offset by allocations to platform and player overhead.

Research and development expenses increased by $54.9 million, or 47%, during the six months ended June 30, 2020  as compared to the six months ended June 30, 2019. The increase was primarily due to increases in personnel-related costs of $36.8 million due to the growth in engineering headcount and related stock-based compensation, higher professional service and consulting fees of $14.0 million, higher allocated facilities costs of $10.2 million offset by allocations to platform and player overhead.

We expect research and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, player and TV products, advertising products and other platform services.

Sales and Marketing

Sales and marketing expenses increased by $27.6 million, or 75%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase was primarily due to higher personnel-related costs of $15.2 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing and business analytics to support efforts to grow our business. Other sales and marketing expenses include an increase of $7.7 million mainly due to an increase in marketing, retail and merchandising costs, higher facilities costs of $3.3 million and an increase in other expenses of $1.5 million primarily related to higher costs of consulting services, higher amortization of acquired intangible assets, partially offset by a decrease in travel expenses due to the COVID-19 pandemic.

Sales and marketing expenses increased by $62.0 million, or 88%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase was primarily due to higher personnel-related costs of $32.4 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing and business analytics to support efforts to grow our business. Other sales and marketing expenses include an increase of $15.5 million mainly due to increase in marketing, retail and merchandising costs, higher facilities costs of $8.8 million and an increase in other expenses of $5.3 million primarily related to higher costs of consulting services, higher amortization of acquired intangible assets, partially offset by a decrease in travel expenses due to the COVID-19 pandemic.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we focus on growing active accounts, player and platform revenue, and expanding our business internationally.

General and Administrative

General and administrative expenses increased by $14.5 million, or 56%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase was primarily due to higher personnel-related costs of $5.6 million as a result of increased headcount and related stock-based compensation, $6.6 million primarily related to increased legal and other outside consulting and professional service fees, and an increase in other expenses of $2.2 million that includes facilities costs, depreciation expense and offset by allocations of overhead to other functions and decrease in travel expenses due to the COVID-19 pandemic.

General and administrative expenses increased by $32.1 million, or 67%, during the six months ended June 30, 2020  as compared to the six months ended June 30, 2019. The increase was primarily due to higher personnel-related costs of $14.1 million as a result of increased headcount and related stock-based compensation, $11.6 million related to increased legal, consulting and professional service fees, an increase of $2.8 million in allowance for credit losses and an increase of $3.6 million that includes various corporate expenses, allocation of facility costs and overhead offset by a decrease in travel expenses due to the COVID-19 pandemic.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change $	Change %	June 30, 2020	June 30, 2019	Change $	Change %
(in thousands, except percentages)
Interest expense	$(1,034)	$(571)	$(463)	81%	$(1,897)	$(669)	$(1,228)	184%
Other income, net	557	1,240	(683)	(55)%	1,818	2,207	(389)	(18)%
Total Other Income (Expense), Net	$(477)	$669	$(1,146)	(171)%	$(79)	$1,538	$(1,617)	(105)%

Total other income (expense), net, decreased by $1.1 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to an increase in interest expense related to the Credit Agreement and amortization of deferred debt costs and reduction in interest income due to lower interest rates in the second quarter of 2020 due to the COVID-19 pandemic.

Total other income (expense), net, decreased by $1.6 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to an increase in interest expense related to the Credit Agreement and amortization of deferred debt costs.

Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Change $	Change %	June 30, 2020	June 30, 2019	Change $	Change %
(in thousands, except percentages)
Income tax (benefit) expense	$462	$(384)	$846	(220)%	$307	$(523)	$830	(159)%

Income tax (benefit) expense arises from foreign income taxes and state minimum income taxes in the United States.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $885.8 million. Our primary source of liquidity is cash generated through operating and financing activities and our borrowings under the Credit Agreement. Our primary uses of cash include operating expenses such as personnel-related expenses, consultants and professional services, and investments in capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. In 2018 and 2019, we entered into lease agreements for our new corporate headquarters, as well as other office locations. We incurred material expenses beginning in 2019 and expect to continue to incur material expenses in 2020 and future years for facility and related building costs. We completed the acquisition of dataxu in November 2019 for a total purchase consideration of $147.3 million, which consisted of $77.6 million in cash and $69.7 million for the fair value of our 571,459 shares of Class A common stock. We may contemplate additional merger and acquisition activity that could materially impact our liquidity and capital resource position. However, we believe that our existing cash balances and cash flow from operations will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of June 30, 2020, approximately 1% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

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

On November 18, 2019, we drew from the Term Loan A facility in the aggregate principal amount of $100.0 million. In March 2020, we borrowed the available balance of $69.3 million of Revolving Credit Facility. For both borrowings, we elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio. In May 2020, we repaid the outstanding balance on the Revolving Credit Facility.

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

We had outstanding letters of credit of $29.8 million and $30.7 million as of June 30, 2020 and December 31, 2019, respectively, against the Revolving Credit Facility.

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

As of June 30, 2020, we were in compliance with all of the covenants of the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$80,096	$14,034
Cash flows provided by (used in) investing activities	(63,051)	8,274
Cash flows provided by financing activities	352,986	198,505

Operating Activities

Our operating activities provided cash of $80.1 million for the six months ended June 30, 2020. Our net loss of $97.8 million for the six months ended June 30, 2020 was adjusted by non-cash charges of $109.6 million comprising mainly of $60.4 million of stock-based compensation, $17.2 million of depreciation and amortization primarily on property and equipment and intangible assets, $15.9 million of amortization of operating lease right-of-use assets, $12.2 million of amortization of content assets and $3.5 million of provision for doubtful accounts. The changes in our operating assets and liabilities provided cash of $68.2 million comprised of inflows of $21.4 million from a decrease in accounts receivable as a result of higher collections in the first quarter of 2020 from holiday revenue recorded in 2019, $12.7 million from an increase in operating lease liabilities, $27.2 million from an increase in accounts payable and accrued liabilities due to timing of payments, increased developer payables, and overall growth in the volume of business, $4.7 million from a decrease in inventory balances, $6.0 million from an increase in deferred revenue, and $2.1 million from a decrease in other non-current assets. These inflows were partially offset by cash outflows of $5.2 million from an increase in prepaid and other current assets due to an increase in prepaid capital expenditure for new facilities, and $0.6 million from a decrease in other long-term liabilities.

Our operating activities provided cash of $14.0 million for the six months ended June 30, 2019. Our net loss of $19.1 million for the six months ended June 30, 2019 was adjusted by non-cash charges of $50.9 million comprising mainly of $36.5 million of stock-based compensation, $7.7 million of amortization of operating lease right-of-use assets, $5.7 million of depreciation and amortization primarily on property and equipment and $0.8 million of amortization of content assets. The changes in our operating assets and liabilities used cash of $17.8 million comprised of outflows of $21.0 million from an increase in accounts receivable as a result of increased revenue, $14.6 million from a decrease in deferred revenue, $5.3 million from an increase in prepaid and other current assets due to an increase in furniture deposits for our new headquarters, $4.4 million from payments related to operating lease liabilities, and $3.9 million from an increase in inventory balances. These outflows were partially offset by cash inflows of $31.4 million from an increase in accounts payable and accrued liabilities due to timing of payments and increased developer payables.

Investing Activities

Our investing activities used cash of $63.1 million for the six months ended June 30, 2020. The cash used primarily comprised of $64.1 million for the purchase of property and equipment, which primarily related to expenditures on leasehold improvements related to expanding our facilities and other capital investments partially offset by $1.1 million of cash received from proceeds from the resolution of purchase acquisition contingencies.

Our investing activities provided cash of $8.3 million for the six months ended June 30, 2019. The cash was received mainly from the sales/maturities of short-term investments amounting to $43.8 million, partially offset by $23.2 million for the purchase of property and equipment, which primarily related to expenditures on leasehold improvements related to expanding our facilities and other capital investments, and $12.4 million for the purchase of short-term investments.

Financing Activities

Our financing activities provided cash of $353.0 million for the six months ended June 30, 2020. The cash was received mainly from net proceeds from the issuance of shares of our Class A common stock through an at-the-market offering amounting to $349.6 million, net of offering costs, proceeds from borrowings amounting to $69.3 million and proceeds from the exercise of employee stock options of $5.9 million. These inflows were partially offset by $71.8 million of repayments made on the Revolving Credit Facility.

Our financing activities provided cash of $198.5 million for the six months ended June 30, 2019. The cash was received mainly from net proceeds from the issuance of shares of our Class A common stock through at-the-market offerings amounting to $179.4 million, net of offering costs and the exercise of employee stock options of $19.1 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our noncancelable contractual obligations were as follows as of June 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Term Loan A Facility (1)	$97,500	5,000	92,500	—	—
Purchase commitments (2)	142,203	142,203	—	—	—
Operating lease obligations (3)	445,420	41,939	134,459	135,738	133,284
Other obligations (4)	37,441	21,444	13,477	2,520	—
Total	$722,564	$210,586	$240,436	$138,258	$133,284

(1)

Represents the principal amount of Term Loan A Facility. For additional information regarding the terms of the debt and interest payable, see Note 9 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

(2)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(3)	Represents future minimum lease payments under operating leases.
(4)	Represents commitments included in other non-cancelable arrangements such as content licensing, advertising buys and other platform services.

We rely on an outsourced supplier to manufacture, assemble and test our players and audio devices. Consistent with industry practices, we enter into firm, noncancelable, and unconditional purchase commitments to acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Our contract manufacturer sources components and builds our products based on these demand forecasts. Changes to projected demand or in the subsequent sales mix of our products, may result in us being committed to purchase excess inventory to satisfy these commitments.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainty in the current economic environment due to the ongoing COVID-19 pandemic. We evaluate our estimates and assumptions on an ongoing basis.

Except for the accounting policy related to our adoption of ASC 326 related to credit losses and policy election for ASU 2020-04 regarding reference rate reforms, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents and short-term investments and interest expense on the Credit Agreement. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of June 30, 2020, borrowings under the Term Loan A Facility totaled $97.5 million with an effective interest rate of 2.07%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $1.0 million.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2020, there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Many of the risks and uncertainties described below may be exacerbated by the ongoing COVID-19 pandemic and any worsening of the global business and economic environment as a result. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, filed with the SEC on March 2, 2020 except for those risks marked with an asterisk (*).

Risks Related to Our Business and Industry

The ongoing COVID-19 pandemic has impacted our business and we are unable to predict the extent to which the pandemic and related effects will continue to impact our business.*

Beginning in the first quarter and continuing into the second quarter of 2020, there has been a widespread global impact from the COVID-19 pandemic, and our business has been, and will continue to be, impacted by the pandemic and any resulting economic consequences. The spread of COVID-19 has caused us to take precautionary measures intended to help minimize the risk of the virus to our employees, including mandatory work-from-home policies, suspending non-essential business travel and canceling physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, TV brand partners, content publishers, advertisers, retail and distribution partners, contract manufacturers, services venders and supply chain. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and an extended period of remote work arrangements could disrupt our business, introduce business and operational risks, including cybersecurity risks, and could make it more difficult for us to effectively manage our business.

The COVID-19 pandemic and the precautionary measures that we have taken in response have had a mixed impact on our business during the quarters ended March 31, 2020 and June 30, 2020 and into the third quarter of 2020. Since staying-at-home began we have seen an acceleration of growth in both streaming hours, which has moderated since peaking in early in the second quarter, and account activations. In our platform segment, while we have experienced increases in trials of and subscriptions to SVOD content, growth in the consumption of AVOD content, and increased purchases of TVOD content, we also experienced delays in the start of some video advertising campaigns and an increase in advertising campaign cancellations. These delays and cancellations were partially offset by advertisers who moved their advertising campaigns from traditional TV advertising to OTT advertising. During this period, we also have encountered supply chain disruptions related to our players that resulted in elevated air freight costs to replenish inventory and meet increased demand. Additionally, some of our retail partners have had to close or severely limited access to their brick-and-mortar locations, resulting in reduced sale of devices in these locations, and overall advertising budgets have declined. Further, our management team has focused on addressing the impacts of the COVID-19 pandemic on our business, which has required and will continue to require, a significant investment of their time and resources, and has diverted their attention away from other aspects of our business. In light of the COVID-19 pandemic, our management team has taken steps to slow the rate of growth of our operating expenses and capital expenditures. In May 2020, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as sales agents (the “Equity Distribution Agreement”), pursuant to which we sold 3.0 million shares of our Class A common stock at an average selling price of $117.98 per share, for aggregate gross proceeds of $354.4 million, a portion of which was used to repay $69.3 million that we drew down on our revolving credit facility in March 2020. Our management team will continue to evaluate our investments and initiatives for 2020 as the COVID-19 pandemic continues to evolve.

The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governmental authorities to contain the virus or treat its impacts, and how quickly and to what extent economic and operating conditions normalize. For example, we saw an increase in new account activations and streaming hours when staying-at-home began, although streaming hours remain higher than prior to the COVID-19 pandemic the increase in streaming hours has moderated since peaking early in the second quarter. As staying-at-home restrictions are eased consumers may spend less time streaming TV, which could reduce our streaming hours and number of active accounts and also could negatively impact our platform revenue if we experience a decrease in sales of advertising or transactional revenue shares from content publishers. We also may incur significant operating costs and be exposed to increased liability risks as a result of the COVID-19 pandemic, both now and increasingly so once staying-at-home restrictions are lifted and employees begin to return to our offices, such as the cost of collecting additional information (including health and medical information) about our employee, contractors and visitors at our facilities; and testing supplies and personal protective equipment for on-site staff. In addition, with the increase in remote working during the COVID-19 pandemic, we may not be able to maintain the same level of control over the security of our systems or the personal information that we collect, store and process, particularly as cyber attackers appear to increasingly attempt to compromise systems and data in an effort to exploit this pandemic. Even after the COVID-19 pandemic itself has subsided, we may continue to experience impacts to our business as a result of any global economic impact, including as a result of an ongoing recession. For instance, we do not know what impact the ongoing restrictions or changes in consumer shopping patterns may have on traditionally strong sales periods, including Back-to-School, Black Friday and other holidays, and any significant reduction of streaming device sales in these periods would negatively impact our business. Further, a prolonged economic downturn may result in the purchase of fewer streaming devices which could lead to a reduction in account activations and streaming hours, and also could negatively impact our revenue. Our platform business also may continue to be negatively impacted by continued decreases in total advertising spend, if advertising budgets do not shift to OTT advertising or if acquiring content that our users want to watch becomes more difficult or costly for us or our convent partners as the amount of new content decreases due to the COVID-19 pandemic. A prolonged economic downturn could also impact the overall financial condition of our TV brand partners, content publishers, advertisers, retailers, contract manufacturer, services venders and supply chain all of whom we depend on in order to operate our business. As a result, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the impact on our business cannot be reasonably estimated at this time.

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and we have experienced net losses and negative cash flows from operations in each year since inception. As of June 30, 2020, we had an accumulated deficit of $412.7 million and for the three months ended June 30, 2020, we experienced a net loss of $43.1 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

•	the entrance of new competitors or competitive products in our market, whether by established or new companies;
•	our ability to retain and grow our active account base and increase engagement among new and existing users;
•	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased taxes;
•	our revenue mix, which drives gross profit;

•	advertiser demand for advertising inventory;
•	seasonal, cyclical or other shifts in revenue from advertising or player sales;
•	the timing of the launch of new or updated products, channels or features;
•	the addition or loss of popular content or channels;
•	the ability of retailers to anticipate consumer demand;
•	an increase in the manufacturing or component costs of our players or the manufacturing or component costs of our TV brand licensees for Roku TV models;
•	delays in delivery of our players or our partners’ Roku TV models, or disruptions in our or our licensees’ supply or distribution chains, including any disruptions caused by the COVID-19 pandemic; and
•

an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

Our gross margins vary across our devices and platform offerings. Our player segment revenue has a lower gross margin compared to our platform segment revenue derived through our arrangements with advertising, content distribution, billing, and licensing activities. Gross margins on our players vary across player models and can change over time as a result of product transitions, pricing and configuration changes, component costs, player returns and other cost fluctuations. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic or sales channel mix, component cost increases, price competition, or the introduction of new streaming devices, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our player gross margin in an effort to increase the number of active accounts and grow our gross profit. As a result, our player segment revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to adequately increase our platform revenue and grow the number of active accounts, we may be unable to grow gross profit and our business will be harmed. If a reduction in gross margin does not result in an increase in our active accounts or increase our platform revenue and gross profit, our financial results may suffer, and our business may be harmed.

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

TV streaming is highly competitive and many companies, including large technology companies, content owners and aggregators, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract and retain users and our business will be harmed.*

TV streaming is highly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer our users access to the content they love on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We also must effectively support popular sources of streaming content, such as Amazon

Prime Video, Disney+, Hulu, Netflix and YouTube, and respond rapidly to actual and anticipated market trends in the TV streaming industry.

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

If we are unable to attract advertisers or advertising agencies to our OneView Ad Platform or if we are not successful in running a demand-side advertising platform, our business may be harmed.*

We recently launched the OneView Ad Platform, a demand-side platform through which advertisers and advertising agencies can programmatically purchase and manage their OTT, desktop and mobile advertising campaigns. OneView leverages the demand side platform (“DSP”) developed by dataxu, which we acquired in November 2019, and the reach, inventory and capabilities of our proprietary advertising products and services. The market for programmatic OTT ad buying is an emerging market, and our current and potential advertisers and advertising agencies may not shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, our advertisers and advertising agencies may not use OneView or we may not attract prospective advertisers or advertising agencies to OneView, and our business could be harmed. In addition, we have limited experience running a DSP and if OneView does not have the functionality or services expected by advertisers or advertising agencies, we may not be able to attract their advertising spend to OneView or our existing customers may not maintain or increase their spend on OneView. If we fail to adapt to our rapidly changing industry or to our customers evolving needs, advertisers and advertising agencies will not adopt OneView and our business may be harmed. We also may not be able to compete effectively with more established DSPs or be able to adapt to changes or trends in programmatic advertising, which would harm our ability to grow our advertising revenue and harm our business.

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*

Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the quarter ended June 30, 2020, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts or streaming device sales may be adversely affected, and our business may be harmed.

Most of our agreements with content publishers are not long term and can be terminated by the content publishers under certain circumstances. Any disruption in the renewal of such agreements may result in the removal of certain channels from our streaming platform and may harm our active account growth and engagement.*

We enter into agreements with all our content publishers, which have varying terms and conditions, including expiration dates. Our agreements with content publishers generally have terms of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, such as if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud or fail to adhere to the content publishers’ security or other platform certification requirements. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these content publishers on our streaming platform. We have in the past been unable, and in the future may not be able, to reach a satisfactory agreement with certain content publishers before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from our streaming platform. The loss of such channels from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.

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

We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV sales.*

To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners' Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the three months ended June 30, 2020, Amazon, Best Buy and Walmart in total accounted for 64% of our player segment revenue. These three retailers collectively accounted for 72% and 68% of our player revenue for the years ended December 31, 2019 and 2018, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or TV brands' Roku TV models, choose not to prominently display those devices in their stores or on their websites, or close or severely limit access to their brick and mortar locations because of shutdowns related to the COVID-19 pandemic, the volume of our streaming devices sold could decrease, which would harm our business. For example, in April 2018, Amazon and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon’s operating system, and such TVs will be sold by Best Buy and Amazon. Although, to date, this arrangement has not limited our TV brand partners’ ability to sell on either Amazon or at Best Buy, if our existing TV brands choose to work exclusively with, or divert a significant portion of their business with us to, other operating system developers, this may impact our ability to license the Roku OS and our smart TV hardware reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices and is able to market and promote these products more prominently on its website, and could refuse to offer or promote our devices on its website. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, could require us to increase our marketing expenditures to maintain our product visibility or result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

In the course of expanding our international operations and operating overseas, in addition to the risks we face in the United States, we will be subject to a variety of risks that could adversely affect our business, including:

•

differing regulatory requirements, including country-specific data privacy and security laws and regulations, consumer protection laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties on cross-border movements of goods or data flows, extension of limits on TV advertising minutes to OTT advertising, local content requirements, or other trade restrictions;

•

compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

•	compliance with various privacy, data transfer, data protection, accessibility, consumer protection and child protection laws in the EU and other international markets that we operate in;
•	slower adoption and acceptance of streaming devices and services in other countries;
•	competition with other devices that consumers may use to stream TV or existing local traditional pay TV services and products, including those provided by incumbent pay TV service providers;
•	greater difficulty supporting and localizing our streaming devices and streaming platform, including delivering support and training documentation in languages other than English;
•	our ability to deliver or provide access to popular streaming channels to users in certain international markets;
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
•

unstable political and economic conditions whatever the cause, including pandemics, failure of the United Kingdom and the European Union (“EU”) to reach agreement on an economic arrangement to be implemented following the United Kingdom’s withdrawal from the EU (commonly referred to as “Brexit”) leading to an abrupt United Kingdom withdrawal, tariffs, trade wars, local or global recessions, or long-term environmental risks;

•

international political or social unrest or economic instability, including US.-China tensions, and other political tensions between countries in which we do business or which sources for Roku products;

•	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations could impact our judgment in determining our tax provision and effective tax rate;
•

the imposition of customs duties on cross-border data flows for streaming services, which are currently prohibited under the WTO’s e-commerce moratorium, but could be permitted if certain WTO Members continue to oppose extension of the moratorium when it is considered at the WTO’s MC-12 Ministerial Meeting, which was originally scheduled for June 2020 but has been postponed due to the COVID-19 pandemic and could take place in 2021;

•

digital services taxes, which have been imposed or are under consideration by several European and other countries, which would lead to taxes on certain digital services even though the providers would not be subject to tax under existing international tax rules and treaties;

•

the COVID-19 pandemic or any other pandemics or epidemics could result in decreased economic activity in certain markets, decreased use of our products, or in our decreased ability to import, export or sell our products to supply such services to existing or new customers in international markets;

•	fluctuations in currency exchange rates could impact our revenue and expenses of our international operations and expose us to foreign currency exchange rate risk;
•	restrictions on the repatriation of earnings from certain jurisdictions;
•	future possible changes in U.S. regulations on exports of U.S. technologies or dealings with certain countries or parties, including expanding export control restrictions on China and Hong Kong; and
•	working capital constraints.

If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

If we are unable to maintain an adequate supply of quality video ad inventory on our platform or effectively sell our available video ad inventory, our business may be harmed.*

While The Roku Channel serves as a valuable source of video ad inventory for us to sell, we are also dependent on our ability to monetize video ad inventory that we obtain from the publishers of ad-supported channels on our streaming platform. We may fail to attract content publishers that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform and continue to grow supply of quality video ad inventory. Our business model depends on our ability to grow video ad inventory on our streaming platform and sell it to advertisers. Our access to video ad inventory in ad-supported streaming channels on our platform varies greatly among channels; accordingly, we do not have access to all of the video ad inventory on our platform. For certain channels, including YouTube’s ad supported channel, we have no access to video ad inventory at this time, and we may not secure access in the future. The amount, quality and cost of video ad inventory available to us can change at any time. For instance, a decline in overall advertising budgets caused by the COVID-19 pandemic may have a negative effect on ad-spend resulting in a lower amount of video ad inventory available to us. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, our business may be harmed.

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

Although we have, and may in the future, implement remote working protocols and offer work-issued devices to certain employees, the actions of our employees while working remotely may have a greater effect on the security of our systems and the personal data we process, including by increasing the risk of compromise to our systems or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control, or the ability to transmit or store company-controlled data outside of our secured network. These risks have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of government guidelines and internal policies that have been put in place in response to the COVID-19 pandemic.

In addition to the threat of unauthorized access or acquisition of sensitive or personal information, other threats could include the deployment of harmful malware, ransomware attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems likely experience directed attacks on at least a periodic basis that are intended to interrupt our operations; interrupt our users’, content publishers’ and advertisers’ ability to access our platform; extract money from us; and/or obtain our data (including without limitation user or employee personal information or proprietary information). Although we have implemented certain systems, processes, and safeguards intended to protect our information technology systems and data from such threats and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or services in the future. Additionally, our third-party vendors or business partners’ information technology systems may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships.

We maintain insurance policies to cover certain losses relating to our information technology systems. However, there may be exceptions to our insurance coverage such that our insurance policies may not cover some or all aspects of a security incident. Even where an incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that we may be faced with in the wake of a security incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users, business partners, regulators or other relevant stakeholders may harm our reputation and our ability to retain existing users and attract new users. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for threat actors. Our platform also incorporates licensed software from third parties, including open source software, and we may also be vulnerable to attacks that focus on such third-party software. Any attempts by threat actors to disrupt our platform, our streaming devices, website, computer systems or our mobile apps, if successful, could harm our business, subject us to liability, be expensive to remedy, cause harm to our systems and operations and damage our reputation. Efforts to prevent threat actors from entering our computer systems or exploiting vulnerabilities in our devices are expensive to implement and may not be effective in detecting or preventing intrusion or vulnerabilities. Such unauthorized access to our data could damage our reputation and our business and could expose us to the risk of contractual damages, litigation and regulatory fines and penalties that could harm our business. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter into new markets. Implementing, maintaining, and updating security safeguards requires substantial resources now and will likely be an increasing and substantial cost in the future.

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

In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other unauthorized access events that result in the unauthorized access, release or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us including existing or potential users’ perceiving our platform, system or networks as less desirable or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, as well as the personal and proprietary information that we possess or control, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. Data protection laws around the world often require “reasonable”, “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws are often uncertain and evolving, and there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or Court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain. In addition to potential fines, we could be subject to mandatory corrective action due to a data security incident, which could adversely affect our business operations and result in substantial costs for years to come.

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

A variety of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, security, transfer and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, each state and the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, EU member states, and the United Kingdom, as well as some other foreign nations, have passed laws requiring notification to regulatory authorities, to affected users, and/or others within a specific timeframe when there has been a security breach involving certain personal data as well as impose additional obligations for companies. Additionally, our agreements with certain users or partners may require us to notify them in the event of a security breach. Such statutory and contractual disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. Compliance with these obligations could delay or impede the development of new products and may cause reputational harm.

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

We collect information about the interaction of users with our platform, devices, website, advertisements, and content publishers’ streaming channels. To deliver relevant advertisements effectively, we must successfully leverage this data as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including users’ having the ability to refuse consent to or opt out from our, our service providers or our advertising partners’ collection and use of this data, restrictions imposed by advertisers, content publishers and service providers, changes in technology, and developments in laws, regulations and industry standards. For example, certain EU laws and regulations prohibit access to or storage of information on a user’s device (such as cookies and similar technologies that we use for advertising) that is not “strictly necessary” to provide a user-requested service or used for the “sole purpose” of a transmission unless the user has provided unambiguous, affirmative consent, and users may choose not to provide this consent to collection of information which is used for advertising purposes. Any restrictions on our ability to collect or use data could harm our ability to grow our revenue, particularly our platform revenue which depends on engaging the relevant recipients of advertising campaigns.

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

The U.S. data protection legal landscape also continues to evolve, with California and Nevada having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. The California Consumer Privacy Act (“CCPA”) went into effect in January 2020 and gives California residents certain rights with respect to their personal information such as rights to access and require deletion of their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was amended and the California Office of the Attorney General has proposed final regulations to implement portions of the CCPA, which are under review by the California Office of Administrative Law. Depending on the final text of the regulations, they may significantly impact the CCPA compliance measures we have, or will, undertake, which could require us to dedicate additional and significant resources.

Data protection laws continue to proliferate throughout the world and such laws likely apply to our business. For example, Brazil’s General Data Protection Law (“LGDP”) is due to be enforced from May 2021 (having recently been delayed from August 2020, subject to further approval). The LDGP bears many substantive similarities to the GDPR such as extra-territorial reach, enhanced privacy rights for individuals, data transfer restrictions and mandatory breach notification obligations. It carries penalties of up to 2% of a company’s Brazilian revenue.

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

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal data from the European Economic Area (the “EEA”) to the United States. However, there are certain unsettled legal issues regarding the adequacy of these data transfer mechanisms, the resolution of which may adversely affect our ability to transfer personal data from the EEA to the United States. On July 16, 2020, the European Court of Justice (the highest EU Court) ruled the EU-US Privacy Shield to be an invalid data transfer mechanism. We are currently awaiting regulatory guidance from EU Data Protection Authorities and the US Department of Commerce on the impact of this ruling on our certification under the EU-US Privacy Shield scheme and broader international data transfer compliance.

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

In addition, some countries are considering or have enacted ‘data localization’ laws requiring that user data regarding users in their country be maintained in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. We expect that, in addition to the business as usual costs of compliance, the evolving regulatory interpretation and enforcement of laws such as the GDPR and CCPA and other domestic and foreign data protection laws will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

We publish privacy policies, notices and other documentation regarding our collection, processing, use and disclosure of personal information, credit card information and/or other confidential information. Although we endeavor to comply with our published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, certifications, and documentation. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

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

If government regulations or laws relating to the internet, video, advertising, or other areas of our business change, we may need to alter the manner in which we conduct our business, or our business could be harmed.*

We are subject to general business regulations and laws, as well as regulations and laws specific to the internet and online services, which may include laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, calling and texting, content restrictions, protection of children and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, video, telecommunications, e-commerce tariffs and consumer protection related to the internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their users and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, actions taken or not taken by providers in response to user activity or the content provided by users. Congress has also enacted legislation related to liability of providers of online services and may continue to legislate in this area. The CCPA and Nevada SPI Law also apply to entities that do business in California and Nevada, respectively, and impose a number of requirements on internet and online services. Moreover, as internet commerce and advertising continue to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely.

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

Our revenue and gross profit are subject to seasonality and if our sales during the holiday season fall below our expectations, our business may be harmed.*

Seasonal consumer shopping patterns significantly affect our business. Specifically, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year and represent a high percentage of the total net revenue for such fiscal year due to higher consumer purchases and increased advertising during holiday seasons. Furthermore, a significant percentage of our player sales through retailers in the fourth quarter are pursuant to committed sales agreements with retailers for which we recognize significant discounts in the average selling prices in the third quarter in an effort to grow our active accounts, which will reduce our player gross margin.

Given the seasonal nature of advertising and our device sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, disruptions in our supply or distribution chain, tariffs or other restrictions on trade, or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our distributors’ ability to timely deliver players and co-branded Roku TV models to retailers during the holiday season. Our third and fourth quarter 2020 revenue could also be adversely impacted by the COVID-19 pandemic or macroeconomic conditions caused by the COVID-19 pandemic if the pandemic causes disruptions, decreased advertising spend during holiday seasons and changes to historical consumer behavior and spending patterns during the back-to-school and holiday seasons. A substantial portion of our expenses are personnel related, including salaries, stock-based compensation and benefits, and facilities related none of which are seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on gross profit and operating margins, at least in the short term, and our business would be harmed.

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

We must continually develop new and improved streaming devices and other products that meet changing consumer demands. Moreover, the introduction of a new streaming device or other product is a complex task, involving significant expenditures in research and development, promotion and sales channel development. For example, in 2018, we introduced our Roku TV Wireless Speakers, designed specifically for use with Roku TV models, and in 2019 we introduced our Roku Smart Soundbar and Roku Wireless Subwoofer. Whether users will broadly adopt new streaming devices or other products is not certain. Our future success will depend on our ability to develop new and competitively priced streaming devices and other products and add new desirable content and features to our streaming platform. Moreover, we must introduce new streaming devices and other products in a timely and cost-effective manner, and we must secure production orders for those products from our contract manufacturer. The development of new streaming devices and other products is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new streaming devices and products depends on a number of factors, including:

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

We do not have manufacturing capabilities and primarily depend upon one contract manufacturer, and our operations could be disrupted if we encounter problems with our contract manufacturer.*

We do not have any internal manufacturing capabilities and rely on one contract manufacturer to build our players, smart soundbars, wireless subwoofers and our wireless speakers. Our contract manufacturer is vulnerable to:

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

We also have limited control over our contract manufacturer’s quality systems and controls, and therefore must rely on it to manufacture our players and other products to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our players and other products and ultimately our brand. Furthermore, any adverse change in our contract manufacturer’s financial or business condition could disrupt our ability to supply our players or other products to our retailers and distributors.

Our contracts with our contract manufacturer generally do not obligate it to supply our players or other products in any specific quantity or at any specific price. In the event our contract manufacturer is unable to fulfill our production requirements in a timely manner, their costs increase because of U.S. or international tariffs, or they decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards or at all. Any significant interruption in manufacturing at our contract manufacturer for any reason could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, or to incur higher freight costs than anticipated, which would negatively impact our player gross margin. In addition, our contract manufacturer’s facilities are located in South East Asia and the People’s Republic of China and may be subject to political, economic, labor, trade, social and legal uncertainties that may harm or disrupt our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and trade restrictions on exports or imports. Furthermore, any manufacturing issues affecting the quality of our products, including players and audio products, could harm our business.

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

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which our contract manufacturer and component suppliers are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs. For example, in November 2018, the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (“USMCA”) which supersedes the North American Free Trade Agreement. The USMCA has been ratified by the respective legislatures of each of the three countries. Congress approved the USMCA in the United States-Mexico-Canada Agreement Implementation Act (H.R.5430) in January 2020 (the “Act”), and the President signed the Act into law. The USMCA agreement entered into force on July 1, 2020, although there are some remaining issues with respect to ensuring that Mexico’s and Canada’s laws and regulations to ensure that both are fully in compliance with the USMCA obligations and commitments, and the parties are still in the process of finalizing certain regulations regarding customs procedures, rules of origin, and other provisions that could affect products sourced from Mexico or Canada, and their eligibility for duty-free entry into the U.S., Mexican, and Canadian markets.

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

At this time, it is unknown whether the Phase One deal will last or whether there will be sufficient progress on Phases Two and Three to lead to a further reduction in U.S.-China trade tensions: whether additional Section 301 tariffs will be imposed on Roku products, imported from China and, if so, how long U.S. tariffs on Chinese goods will remain in effect or whether even higher tariffs will be imposed, or new regulatory proposals to restrict trade will be adopted. There are also pressures on the U.S. Administration to retaliate against China over China’s inability to prevent COVID-19 from spreading outside of the country’s borders and China’s actions in Hong Kong, which could lead to additional U.S., Chinese and other tariffs, or a resumption of trade hostilities, exposing us to increased tariffs in the U.S. and Chinese markets. Finally, there are questions whether international trade agreements will be negotiated or existing free trade agreements re-negotiated; whether new trade or tariff actions will be announced by the current Administration; or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes, and higher prices could depress consumer demand. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Also, various countries, in addition to the United States, regulate the import and export of certain commodities, software, and technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or collaborate on technology with our commercial or strategic partners, or could limit our commercial and/or strategic partners’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. In particular, the U.S. government continues to expand export control restrictions on China and Hong Kong, which may limit the company’s ability to collaborate with and transfer technology to partners in the region. Cross-border data transmissions are currently exempt from customs duties under the WTO’s temporary e-commerce moratorium on electronic transmissions, but the moratorium is likely to face opposition from certain WTO Members when it comes up for renewal at the WTO Ministerial Meeting, which was originally scheduled for June 2020 and has now been postponed but may take place in 2021. Other potential barriers include digital services taxes which potentially could expose certain digital services to new taxes, economic sanctions or related legislation, increased export and import controls stemming governmental policies, or changes in the countries, governments, persons or technologies targeted by such regulations. Any change in export or import regulations, the imposition of customs duties on intangible goods such as cross-border data flows, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or new customers in international markets or hamper our ability to source components, and parts from certain suppliers. Any decreased use of our products or limitation on our ability to export or sell our products, or source parts and/or components, would harm our business.

Further, following the result of a referendum in 2016, the United Kingdom formally left the EU on January 31, 2020. The United Kingdom’s withdrawal from the EU is commonly referred to as “Brexit.” Pursuant to the withdrawal arrangements agreed to between the United Kingdom and the EU, the United Kingdom is subject to a transition period until December 31, 2020, during which EU rules will continue to apply (the “Brexit Transition Period”). Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Brexit Transition Period. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until after the Brexit Transition Period. This depends in part on whether the United Kingdom and EU can reach a definitive resolution with regards to outstanding trade and legal matters, or whether the United Kingdom leaves without an agreement. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.

The supply chains of our contract manufacturer and many of our licensees may source products, parts or components from China, countries near China and the Asia-Pacific region. There are many uncertainties around the COVID-19 pandemic, including scientific and health issues, the unknown duration and extent of economic disruption in China and other markets in the region, and the impact on the Chinese, U.S., and global economies. As a result, the COVID-19 pandemic may result in further supply shortages of our products or our licensees’ products, and delays in shipping and transportation services that negatively impact our ability or our licensees’ ability to import, export, ship, or sell streaming devices to customers in U.S. and international markets. Any decrease, limitations or delays on our or our licensees’ ability to produce, import, export, ship, or sell our streaming devices would harm our business.

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

Under our agreements with many of our content publishers, licensees, distributors, retailers, contract manufacturer and suppliers, we are required to provide indemnification in the event our technology is alleged to infringe upon the intellectual property rights of third parties.*

In certain of our agreements we indemnify our content publishers, licensees, distributors, retailers, manufacturing partners and suppliers. We have in the past, and may in the future, incur significant expenses defending these partners if they are sued for patent infringement based on allegations related to our technology. If a partner were to lose a lawsuit and in turn seek indemnification from us, we also could be subject to significant monetary liabilities. In addition, because the devices sold by our licensing partners and Roku TV brands often involve the use of third-party technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the streaming device in question, even if the claim does not pertain to our technology.

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

In January 2018, the FCC released a new order, known as the Restoring Internet Freedom Order (the “Order”), that repealed most of the blocking, throttling, and paid prioritization restrictions adopted in the Open Internet Order. The Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from conducting the “prohibited activities” but continued to require broadband internet access service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Order went into effect in April 2018 and the remainder went into effect in June 2018. Numerous judicial challenges to the Order were filed, and in October 2019, the Court of Appeals for the District of Columbia Circuit upheld nearly all of the Order, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet access service, requiring case by case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the Order but allowed the Order to remain in effect pending the FCC’s review. The original parties were denied a rehearing by the full U.S. Court of Appeals for the D.C. Circuit in February 2020 and the period to seek review by the Supreme Court has ended. To the extent the courts, the agencies or the states do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

Several states have adopted or are considering network neutrality legislation or regulation. For example, California’s legislation codifies portions of the FCC’s rescinded Open Internet Order. The U.S. Department of Justice filed suit in September 2018 to block implementation of the California law, and several broadband service provider trade associations also have sued California to invalidate its net neutrality law on grounds that the law is preempted by the Order, among other claims. The status of the preemption claim is uncertain in light of the Court of Appeals decision on the FCC’s preemption authority. The California Attorney General agreed to delay implementation of the law until the litigation is resolved. Several states have enacted net neutrality legislation and governors in several other states have signed executive orders requiring broadband internet access service providers contracting with state agencies to adhere to network neutrality principles. The regulatory framework for network neutrality thus remains unsettled and is subject to ongoing Federal and state legislative and regulatory activity. Moreover, the FCC’s legal authority and willingness to preempt state net neutrality laws on a case-by-case basis remain unsettled. If the FCC preempts individual state net neutrality laws that prohibit blocking, throttling, and other discriminatory practices, our business could be harmed.

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

If we are found liable for content that is distributed through or advertising that is served through our platform, our business could be harmed.*

As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (the “DMCA”) is intended, in part, to limit the liability of eligible service providers for caching, hosting or linking to, user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. Similarly, Section 230 of the Communications Decency Act (“Section 230”) protects online distribution platforms, such as ours, from actions taken under various laws that might otherwise impose liability on the platform provider for what content creators develop or the actions they take or inspire.

However, the DMCA, Section 230, and similar statutes and doctrines that we may rely on in the future are subject to uncertain judicial interpretation and regulatory and legislative amendments. In May 2020, the U.S. Copyright Office released a report proposing several legislative changes that would alter the DMCA’s liability protections and alter the notice-and-takedown system. Also in May 2020, the White House released Executive Order 13925, which, among other things, directs the National Telecommunications and Information Administration to file a petition for rulemaking with the FCC that may limit the scope of protection provided under Section 230. In June 2020, the U.S. Department of Justice proposed a number of legislative changes to Section 230 intended to limit the scope of protection provided under Section 230. These or other regulatory or legislative changes may ultimately require us to take a more active approach towards content moderation on our platform, which could diminish the depth, breadth, and variety of content we offer and, in so doing, reduce our advertising revenue.

Moreover, the DMCA and Section 230 provide protections primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections or if a court were to disagree with our application of those rules to our business, we could incur liability and our business could be harmed. If we become liable for these types of claims as a result of the content that is streamed over or the advertisements that are served through our platform, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.

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

Our streaming devices are technically complex and may contain undetected hardware errors or software bugs, which could manifest themselves in ways that could harm our reputation and our business.*

Our streaming devices and those of our licensees are technically complex and have contained and may in the future contain undetected software bugs or hardware errors. These bugs and errors can manifest themselves in any number of ways in our devices or our streaming platform, including through diminished performance, security vulnerabilities, data quality in logs or interpretation of data, malfunctions or even permanently disabled devices. Some errors in our devices may only be discovered after a device has been shipped and used by users and may in some cases only be detected under certain circumstances or after extended use. We also update the Roku OS and our software on a regular basis, and, despite our quality assurance processes, we could introduce bugs in the process of any such update. The introduction of a serious software bug could result in devices becoming permanently disabled. We offer a limited one-year warranty in the United States and any such defects discovered in our devices after commercial release could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and users and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty, or other violations of laws or regulations. In addition, our contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of Roku and our products. In addition, if our insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

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

U.S. GAAP are subject to interpretation by the FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, we adopted Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective method. We applied the revenue standard to all contracts that were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the prior periods. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could harm our business.

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.*

In November 2019 we acquired dataxu and may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions of businesses, products or technologies in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

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

In November 2019, we borrowed $100.0 million aggregate principal amount pursuant to the Term Loan A Facility and in March 2020, we borrowed $69.3 million aggregate principal amount of revolving loans pursuant to the Revolving Credit Facility. In May 2020, we entered into the Equity Distribution Agreement, pursuant to which we sold 3.0 million shares of our Class A common stock at an average selling price of $117.98 per share, for aggregate gross proceeds of $354.4 million, a portion of which was used to repay the $69.3 million outstanding under our Revolving Credit Facility. We also have outstanding letters of credit as of June 30, 2020 totaling $29.8 million against the Credit Facility.

As of June 30, 2020, we were in compliance with all of the financial covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

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

In addition, an increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes targeting online commerce, digital services, and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, the EU, certain member states, and other countries have proposed or enacted taxes on digital advertising and marketplace service revenue. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations. The United States has threatened to impose retaliatory duties under Section 301 of the Trade Act of 1974 on imports from countries that adopt DSTs, which could result in increased trade tensions and potential retaliation by foreign governments against U.S. digital services or technologies.

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

Natural disasters or other catastrophic events could disrupt and impact our business.*

Occurrence of any catastrophic event, including earthquake, flood, tsunami or other weather event, power loss, internet failure, software or hardware malfunctions, cyber-attack, war, terrorist attack, medical epidemic or pandemic (such as the COVID-19 pandemic), other man-made disasters or other catastrophic events could disrupt our business operations. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. In particular, our principal offices are located in California, our contract manufacturer and some of our suppliers are located in Asia both of which are regions known for seismic activity making our operations in these areas vulnerable to natural disasters or other business disruptions in these areas. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. If our streaming platform was to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver streaming content, including advertising, to our users would be impaired. Disruptions in the operations of our contract manufacturer as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our players or other products, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.

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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of June 30, 2020, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 15.0% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws;
•	or any action asserting a claim against us that is governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In December 2018, the Delaware Chancery Court issued a ruling invalidating such provision, which we appealed to the Supreme Court of the State of Delaware. In March 2020, the Supreme Court of the State of Delaware reversed the ruling of the Delaware Chancery Court and held that the federal forum provision in our amended and restated certificate of incorporation is facially valid. The plaintiffs in the case have 150 days from April 24, 2020 to seek review of the Delaware Supreme Court’s decision by filing a petition for certiorari in the Supreme Court of the United States.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive-forum provisions, if permitted by applicable law, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for certain disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1	333-220318	3.4	9/01/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1	9/18/2017
10.1#	Roku, Inc. Amended and Restated Severance Benefit Plan	8-K	001-38211	99.1	7/16/2019
10.2	Equity Distribution Agreement, dated May 13, 2020, by and among Roku, Inc., Morgan Stanley & Co. LLC and Citigroup Global Markets Inc.	8-K	001-38211	1.1	5/13/2020
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.

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

Roku, Inc.

Date: August 7, 2020	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)