Form 10-Q
period 2020-09-30
ROKU, INC
filed 2020-11-06
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 108,986,407 of Class A common stock, $0.0001 par value per share, and 17,945,065 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$1,047,478	$515,479
Restricted cash	746	1,854
Accounts receivable, net of allowances	391,277	332,673
Inventories	62,609	49,714
Prepaid expenses and other current assets	30,985	25,943
Total current assets	1,533,095	925,663
Property and equipment, net	158,634	103,262
Operating lease right-of-use assets	267,094	283,291
Intangible assets, net	65,737	76,668
Goodwill	73,058	74,116
Other non-current assets	6,392	7,234
Total Assets	$2,104,010	$1,470,234
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$412,798	$313,574
Current portion of long-term debt	4,872	4,866
Deferred revenue, current	48,004	39,861
Total current liabilities	465,674	358,301
Long-term debt, non-current	91,087	94,742
Deferred revenue, non-current	18,134	15,370
Operating lease liability, non-current	311,072	301,694
Other long-term liabilities	1,668	1,701
Total Liabilities	887,635	771,808
Stockholders’ Equity:
Common stock, $0.0001 par value	13	12
Additional paid-in capital	1,616,045	1,012,218
Accumulated other comprehensive income	29	29
Accumulated deficit	(399,712)	(313,833)
Total stockholders’ equity	1,216,375	698,426
Total Liabilities and Stockholders’ Equity	$2,104,010	$1,470,234

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Revenue:
Platform	$319,231	$179,322	$796,565	$481,157
Player	132,432	81,606	331,937	236,534
Total net revenue	451,663	260,928	1,128,502	717,691
Cost of Revenue:
Platform	124,568	67,075	332,828	165,419
Player	112,271	75,376	292,913	218,695
Total cost of revenue	236,839	142,451	625,741	384,114
Gross Profit:
Platform	194,663	112,247	463,737	315,738
Player	20,161	6,230	39,024	17,839
Total gross profit	214,824	118,477	502,761	333,577
Operating Expenses:
Research and development	88,388	68,487	261,053	186,219
Sales and marketing	70,956	46,666	203,368	117,041
General and administrative	43,510	29,873	123,744	77,992
Total operating expenses	202,854	145,026	588,165	381,252
Income (Loss) from Operations	11,970	(26,549)	(85,404)	(47,675)
Other Income, Net:
Interest expense	(773)	(767)	(2,670)	(1,436)
Other income, net	1,202	2,065	3,020	4,272
Total other income (expense), net	429	1,298	350	2,836
Income (Loss) Before Income Taxes	12,399	(25,251)	(85,054)	(44,839)
Income tax (benefit) expense	(548)	(96)	(241)	(619)
Net Income (Loss)	$12,947	$(25,155)	$(84,813)	$(44,220)
Net income (loss) per share —basic	$0.10	$(0.22)	$(0.69)	$(0.39)
Net income (loss) per share —diluted	$0.09	$(0.22)	$(0.69)	$(0.39)
Weighted-average shares used in computing net income (loss) per share —basic	125,687	116,681	122,837	114,064
Weighted-average shares used in computing net income (loss) per share —diluted	136,669	116,681	122,837	114,064

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income (Loss)	$12,947	$(25,155)	$(84,813)	$(44,220)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments, net of tax	—	(6)	—	15
Comprehensive Net Income (Loss)	$12,947	$(25,161)	$(84,813)	$(44,205)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Three and Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—June 30, 2020	124,584	$12	$1,428,842	$(671)	$29	$(412,659)	$1,015,553
Vesting of early exercised stock options	—	—	6	—	—	—	6
Issuance of common stock pursuant to equity incentive plans	1,304	1	5,328	—	—	—	5,329
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $2.0 million	996	—	147,633	—	—	—	147,633
Stock-based compensation expense	—	—	34,907	—	—	—	34,907
Net income	—	—	—	—	—	12,947	12,947
Balance—September 30, 2020	126,884	$13	$1,616,716	$(671)	$29	$(399,712)	$1,216,375

Balance—December 31, 2019	119,897	$12	$1,012,889	$(671)	$29	$(313,833)	$698,426
Vesting of early exercised stock options	—	—	32	—	—	—	32
Issuance of common stock pursuant to equity incentive plans	2,987	1	11,205	—	—	—	11,206
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $6.8 million	4,000	—	497,242	—	—	—	497,242
Stock-based compensation expense	—	—	95,348	—	—	—	95,348
Adoption of ASU 2016-13	—	—	-	—	—	(1,066)	(1,066)
Net loss	—	—	—	—	—	(84,813)	(84,813)
Balance—September 30, 2020	126,884	$13	$1,616,716	$(671)	$29	$(399,712)	$1,216,375

Three and Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income / (Loss)	Deficit	Equity
Balance—June 30, 2019	116,159	12	734,298	(671)	4	(272,961)	460,682
Vesting of early exercised stock options	—	—	20	—	—	—	20
Issuance of common stock pursuant to equity incentive plans	1,279	—	5,618	—	—	—	5,618
Stock-based compensation expense	—	—	22,618	—	—	—	22,618
Unrealized gain on short-term investments	—	—	-	—	(6)	—	(6)
Net loss	—	—	—	—	—	(25,155)	(25,155)
Balance—September 30, 2019	117,438	$12	$762,554	$(671)	$(2)	$(298,116)	$463,777

Balance—December 31, 2018	109,770	$11	$499,224	$(671)	$(17)	$(253,896)	244,651
Vesting of early exercised stock options	—	—	52	—	—	—	52
Share repurchases	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to equity incentive plans	5,281	1	24,765	—	—	—	24,766
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $3.6 million	2,389	—	179,360	—	—	—	179,360
Stock-based compensation expense	—	—	59,153	—	—	—	59,153
Unrealized gain on short-term investments	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(44,220)	(44,220)
Balance—September 30, 2019	117,438	$12	$762,554	$(671)	$(2)	$(298,116)	$463,777

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(84,813)	$(44,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,567	9,170
Stock-based compensation expense	95,348	59,153
Amortization of operating lease right-of-use assets	22,422	13,603
Amortization of content license assets	17,131	1,344
Provision for doubtful accounts	3,097	114
Other items, net	345	191
Changes in operating assets and liabilities:
Accounts receivable	(62,767)	(13,080)
Inventories	(12,895)	(37,946)
Prepaid expenses and other current assets	(3,595)	(15,216)
Deferred cost of revenue	—	1,143
Other noncurrent assets	842	(44)
Accounts payable and accrued liabilities	71,275	68,050
Operating lease liabilities	18,116	856
Other long-term liabilities	(833)	(2,639)
Deferred revenue	10,907	(16,192)
Net cash provided by operating activities	101,147	24,287
Cash flows from investing activities:
Purchase of property and equipment	(76,012)	(38,054)
Purchases of short-term investments	—	(12,365)
Sales/maturities of short-term investments	—	53,310
Proceeds from escrows associated with acquisition	1,058	—
Net cash provided by (used in) investing activities	(74,954)	2,891
Cash flows from financing activities:
Proceeds from borrowing, net of issuance costs	69,325	—
Repayments made on borrowings	(73,075)	—
Proceeds from equity issued under at-the-market program, net of issuance costs	497,242	179,360
Proceeds from equity issued under incentive plans	11,206	24,765
Net cash provided by financing activities	504,698	204,125
Net increase in cash, cash equivalents and restricted cash	530,891	231,303
Cash, cash equivalents and restricted cash—Beginning of period	517,333	155,564
Cash, cash equivalents and restricted cash—End of period	$1,048,224	$386,867
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	1,047,478	385,999
Restricted cash	746	868
Cash, cash equivalents and restricted cash—End of period	$1,048,224	$386,867
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,798	$2,215
Cash paid for income taxes	$624	$683
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$4,966	$8,931
Unpaid portion of at-the-market offering costs	$11	$—

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

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

The Company adopted accounting standards in fiscal year 2020 and they are discussed in the “Recently Adopted Accounting Standards” paragraph. The Company adopted the accounting policy to account for credit losses for accounts receivable as part of the adoption and is included below. There are no other material changes to the significant accounting policies as compared to the significant accounting policies described in the Annual Report.

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

For the nine months ended September 30, 2020, the Company’s assessment of its accounts receivable considered the business and market disruptions caused by the novel coronavirus (“COVID-19”) and emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends can be difficult to predict causing volatility that may have a material impact on our allowance for credit losses. See Note 6, for the detailed activity in allowance for doubtful accounts for the three and nine months ended September 30, 2020.

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

Comprehensive Income (Loss)

The comprehensive income (loss) is equal to the net income (loss) for the three and nine months ended September 30, 2020. Comprehensive income (loss) includes unrealized gains (loss) on the Company’s short-term investments for the three and nine months ended September 30, 2019.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. As of September 30, 2020, two financial institutions managed 48% and 23% of the Company’s cash and cash equivalents balance, respectively. As of December 31, 2019, two financial institutions managed 65% and 34% of the Company’s cash and cash equivalents balance, respectively.

Customers accounting for 10% or more of the Company’s net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Customer B	*	*	*	10%
Customer C	11%	13%	12%	13%
Customer H	11%	*	10%	*

Customers accounting for 10% or more of the Company’s accounts receivable, net were as follows:

	As of
	September 30, 2020	December 31, 2019
Customer H	13%	*

* less than 10%

Restricted Cash

Restricted cash is comprised of cash collateral for outstanding letters of credit related to operating leases of office facilities. As of September 30, 2020, the Company had restricted cash of $0.7 million. As of December 31, 2019, the Company had restricted cash of $1.9 million.

Content Licensing

The Company licenses content for streaming on The Roku Channel. The licensing arrangements can be for a fixed fee and/or advertising revenue share with content available for streaming for a specific period. The Company capitalizes the content fees and records a corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. The Company amortizes licensed content assets into “Cost of Revenue, Platform” over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement.

As of September 30, 2020 and December 31, 2019, licensed content assets that met these requirements were $4.1 million and $1.7 million, respectively, and are recorded in “Prepaid expenses and other current assets.” The increase in the content asset is due to a change in the mix of content licensed and the period over which such content is available for streaming. The corresponding liability is included in “Accrued liabilities” and is discussed in Note 11.

The Company recorded amortization expense of $4.9 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $17.1 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively, related to licensed content assets.

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

The Company also adopted the following ASUs effective January 1, 2020, none of which had a material impact on the Company’s financial position or results of operations.

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, This guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) that is expected to be discontinued, subject to meeting certain criteria. The guidance is effective as of March 12, 2020 through December 31, 2022. The Company made a policy election in the second quarter of 2020 to elect a different reference rate for the Credit Agreement (as defined below) when LIBOR is discontinued. It is still uncertain when the transition from LIBOR to another reference rate will occur or which reference rate will become the accepted market alternative to LIBOR.

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

Contract balances:

Contract balances include the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Accounts receivable, net	$391,277	$332,673
Contract assets (included in Prepaid expenses and other current assets)	$6,809	$3,588

Deferred revenue:
Current	48,004	39,861
Non-current	18,134	15,370
Total deferred revenue	$66,138	$55,231

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

Contract assets increased by approximately $3.2 million during the nine months ended September 30, 2020 primarily due to an increase in revenue recognition from growth in the platform business combined with the timing of billing which falls into a subsequent period. Deferred revenue increased by approximately $10.9 million during the nine months ended September 30, 2020 due to the increase in content arrangements, change in the timing of fulfillment of performance obligations, and overall growth in both the player and platform business.

During the three and nine months ended September 30, 2020, the Company recognized revenue of approximately $7.9 million and $36.6 million, respectively, from the amounts deferred as of December 31, 2019. During the three and nine months ended September 30, 2019, the Company recognized revenue of approximately $6.3 million and $44.2 million, respectively, from the amounts deferred as of December 31, 2018.

Revenue Allocated to Future Performance Obligations:

Revenue allocated to remaining or unsatisfied performance obligations represents estimated revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue was $299.0 million as of September 30, 2020 of which we expect to recognize approximately 65% over the next 12 months and the remainder thereafter.

4. business combination

On November 8, 2019, the Company acquired all outstanding shares of dataxu, Inc., (“dataxu”) according to the terms and conditions of the Agreement and Plan of Merger, dated as of October 22, 2019 (the “Merger Agreement”). dataxu is a demand-side platform (“DSP”) that enables marketers to plan and buy video ad campaigns. The acquisition of dataxu’s platform complements the Company’s over-the-top (“OTT”) advertising platform and enables marketers to access a single, data-driven software solution to plan, buy, and optimize their ad spend across TV and OTT providers.

The total purchase consideration for dataxu was $147.3 million, which consisted of $77.6 million in cash and $69.7 million for the fair value of the Company’s 571,459 shares of Class A common stock. Pursuant to the Merger Agreement, the Company had deposited $18.8 million into an escrow account to secure certain indemnifications and other potential obligations. $3.3 million from the escrow account was released in the quarter ended March 31, 2020.

Purchase Price Allocation

The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

	As of September 30, 2020	Estimated Useful Lives (in years)
Assets acquired
Current assets	$50,829
Restricted cash	1,303
Property and equipment, net	4,503
Intangible assets:
Developed technology	56,400	6.0
Customer relationships	13,400	4.0
Tradename	400	0.5
Goodwill	71,676
Operating lease right-of-use assets	24,658
Other long-term assets	235
Total assets acquired	$223,404
Liabilities assumed
Current liabilities	$(51,428)
Operating lease liabilities	(24,658)
Total liabilities assumed	$(76,086)
Total purchase consideration	$147,318

The fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as the Company obtains additional information during the measurement period, which usually lasts for up to one year from the acquisition date. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed.

The following table reflects the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2019	$74,116
Adjustments (1)	(1,058)
Balance as of September 30, 2020	$73,058

(1) Working capital adjustment pursuant to the dataxu acquisition.

Intangible Assets

The following table is the summary of Company’s intangible assets (in thousands):

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(10,793)	$51,574	5.9
Customer relationships	13,400	(3,071)	10,329	4.0
Tradename	400	(400)	-	0.5
Patents	4,076	(242)	3,834	14.0
Intangible assets	$80,243	$(14,506)	$65,737

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(2,860)	$59,507	5.9
Customer relationships	13,400	(558)	12,842	4.0
Tradename	400	(133)	267	0.5
Patents	4,076	(24)	4,052	14.0
Intangible assets	$80,243	$(3,575)	$76,668

The Company recorded expenses of $3.6 million and $0.1 million for amortization of intangible assets during the three months ended September 30, 2020 and 2019, respectively. The Company recorded expenses of $10.9 million and $0.4 million for amortization of intangible assets during the nine months ended September 30, 2020 and 2019, respectively. The Company recorded amortization of (i) developed technology in cost of revenue, platform, cost of revenue, player, research and development, and general and administrative expenses in the consolidated statement of operations, (ii) customer relationships and tradename in sales and marketing expenses in the consolidated statement of operations, and (iii) patents in general and administrative expenses in the consolidated statement of operations.

The estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2020 (remaining 3 months)	$3,555
2021	14,036
2022	13,666
2023	13,108
2024	10,316
Thereafter	11,056
Total	$65,737

6. Balance sheet components

Accounts Receivable, Net of allowances—Accounts receivable, net of allowances, consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Gross accounts receivable	$408,420	$360,194
Allowance for sales returns	(4,323)	(6,550)
Allowance for sales incentives	(8,066)	(19,476)
Allowance for doubtful accounts	(4,524)	(1,140)
Other allowances	(230)	(355)
Total allowances	(17,143)	(27,521)
Total Accounts Receivable—net of allowances	$391,277	$332,673

Allowance for Sales Returns—Allowance for sales returns consisted of the following activities (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Balance, beginning of period	$(5,412)	$(6,550)
Charged to revenue	(2,313)	(8,998)
Utilization of sales return allowance	3,402	11,225
Balance, end of period	$(4,323)	$(4,323)

Allowance for Sales Incentives—Allowance for sales incentives consisted of the following activities (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Balance, beginning of period	$(8,962)	$(19,476)
Charged to revenue	(10,470)	(28,127)
Utilization of sales incentive allowance	11,366	39,537
Balance, end of period	$(8,066)	$(8,066)

Allowance for Doubtful Accounts—Allowance for doubtful accounts consisted of the following activities (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Balance, beginning of period	$(4,403)	$(1,140)
Impact of adoption of ASU 2016-13	-	(1,066)
Adjusted balance, beginning of period	(4,403)	(2,206)
Provision for doubtful accounts	(131)	(3,097)
Adjustments for recovery and write-off	10	779
Balance, end of period	$(4,524)	$(4,524)

Property and Equipment, Net—Property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Computers and equipment	$29,570	$23,834
Leasehold improvements	143,246	93,239
Website and software	8,323	6,510
Office equipment and furniture	19,613	12,091
Total property and equipment	200,752	135,674
Accumulated depreciation and amortization	(42,118)	(32,412)
Property and Equipment, net	$158,634	$103,262

Depreciation and amortization expense, for property and equipment assets, for the three months ended September 30, 2020 and 2019 was $5.8 million and $3.4 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the nine months ended September 30, 2020 and 2019 was $15.6 million and $8.8 million, respectively.

Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Accounts payable	$121,761	$115,227
Payments due to content publishers	100,293	57,376
Accrued cost of revenue	63,939	58,149
Operating lease liability, current	32,130	17,896
Accrued royalty expense	10,713	18,040
Accrued payroll and related expenses	21,301	14,522
Accrued inventory	13,444	2,892
Content licensing liability	4,034	1,679
Marketing, retail and merchandising costs	18,592	7,624
Accrued legal fees	4,408	3,158
Customer prepayments	6,807	2,669
Taxes and related liabilities	3,530	3,052
Other accrued expenses	11,846	11,290
Total Accounts Payable and Accrued Liabilities	$412,798	$313,574

Deferred Revenue—Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Platform, current	$23,701	$18,234
Player, current	24,303	21,627
Total deferred revenue, current	48,004	39,861
Platform, non-current	9,112	6,135
Player, non-current	9,022	9,235
Total deferred revenue, non-current	18,134	15,370
Total Deferred Revenue	$66,138	$55,231

7. FAIR VALUE

The Company’s financial assets measured at fair value are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Fair Value	Level 1	Fair Value	Level 1
Assets:
Cash and cash equivalents:
Cash	$975,685	$975,685	$463,820	$463,820
Money market funds	71,793	71,793	51,659	51,659
Restricted cash	746	746	1,854	1,854
Total assets measured and recorded at fair value	$1,048,224	$1,048,224	$517,333	$517,333

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

The Company considers all highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. The Company measured money market funds of $71.8 million and $51.7 million as cash equivalents as of September 30, 2020 and December 31, 2019, respectively, using Level 1 inputs.

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

The Company did not have Level 2 instruments at September 30, 2020 and December 31, 2019.

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company did not have Level 3 instruments at September 30, 2020 and December 31, 2019.

Assets and liabilities that are measured at fair value on a non-recurring basis

Non-financial assets such as goodwill, intangible assets, property, plant, and equipment and operating lease right-of-use assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. The impairments recorded by the Company for certain operating lease right-of-use assets during the nine months ended September 30, 2020 and the year ended December 31, 2019, were not material.

8. LEASES

The Company’s operating leases are primarily for office real estate. The leases have remaining lease terms ranging from one year to 10 years and may include options to extend or terminate.

The components of lease expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost (1)	$13,314	$9,233	$42,436	$21,453
Sublease income	(284)	(664)	(1,969)	(1,790)
Net operating lease cost	$13,030	$8,569	$40,467	$19,663

(1)

For the three and nine months ended September 30, 2020, variable lease costs were $2.9 million and $8.4 million, respectively. For the three and nine months ended September 30, 2019, variable lease costs were $1.3 million and $3.3 million, respectively. Variable lease costs primarily include common area maintenance charges.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,320	$4,892	$21,504	$12,332
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,690	$32,014	$6,461	$115,794

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	As of
	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$267,094	$283,291
Included in accounts payable and accrued liabilities:
Operating lease liability, current	32,130	17,896
Operating lease liability, non-current	311,072	301,694
Total operating lease liability	$343,202	$319,590

Weighted average remaining lease term
Operating leases (in years)	9.35	9.98
Weighted average discount rate
Operating leases	4.64%	4.65%

Future lease payments under operating leases as of September 30, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases
2020 (remaining 3 months)	$9,545
2021	48,695
2022	45,839
2023	46,520
2024	45,727
Thereafter	247,011
Total future lease payments	443,337
Less: imputed interest	(84,680)
Less: expected tenant improvement allowance	(15,455)
Total	$343,202

As of September 30, 2020, the Company has additional operating leases, primarily corporate offices, that have not yet commenced of $7.0 million. These operating leases commence in future periods beginning in the last quarter of fiscal year 2020 and have lease terms of four to five years.

9. DEBT

The Company’s outstanding debt as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

	As of
	September 30, 2020		December 31, 2019
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$96,250	2.03%	$100,000	3.48%
Less: Debt issuance costs	(291)		(392)
Net carrying amount	$95,959		$99,608

The carrying amount of debt approximates fair value due to its variable interest rates.

 The interest expense for the three and nine months ended September 30, 2020 relating to the Credit Agreement is $0.6 million and $2.0 million, respectively. The Company did not have any outstanding debt as of September 30, 2019. Interest expense for the three and nine months ended September 30, 2019 mainly related to amortization of debt issuance costs and was not material.

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

The Company had outstanding letters of credit against the Revolving Credit Facility of $30.6 million and $30.7 million as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, the Company was in compliance with all of the covenants of the Credit Agreement.

10. STOCKHOLDERS’ EQUITY

At-the-Market Offerings

On May 13, 2020, the Company entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as its sales agents, pursuant to which the Company could offer and sell from time to time up to an aggregate of 4.0 million shares of the Company’s Class A common stock. As of September 30, 2020, the Company sold all 4.0 million shares and received gross proceeds of $504.0 million at an average selling price of $126.01 per share and incurred issuance costs of $6.8 million.

Preferred Stock

The Company is authorized to issue 10 million shares of undesignated preferred stock with rights and preferences determined by the Company’s Board of Directors at the time of issuance.

As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.

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

Common Stock Reserved for Future Issuance

As of September 30, 2020, the Company had reserved shares of common stock for issuance as follows (in thousands):

As of
September 30, 2020
Common stock awards granted under equity incentive plans	14,229
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan*	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	21,437
Total reserved shares of common stock	40,755

* The Company has not issued any common stock pursuant to the 2017 Employee Stock Purchase Plan.

Equity Incentive Plans

The Company has two equity incentive plans, the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective in September 2017 in connection with the IPO. No further shares have been issued under the 2008 Plan. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity compensation to the Company’s employees, directors and consultants.

Restricted stock units granted under the plan are subject to continuous service. Options granted under the plans are granted at a price per share equivalent to the fair market value on the date of grant.

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2020 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2019 - outstanding	4,544	$67.30
Awarded	1,286	137.52
Released	(898)	65.89
Forfeited	(283)	71.73
Balance, September 30, 2020 - outstanding	4,649	$86.73

The grant-date fair value of restricted stock units granted during the nine months ended September 30, 2020 and 2019 was $176.9 million and $127.3 million, respectively.

The fair value of restricted stock units that vested during the three months ended September 30, 2020 and 2019 was $21.6 million and $10.6 million, respectively, and during the nine months ended September 30, 2020 and 2019 was $59.2 million and $28.2 million, respectively. Total unrecognized compensation cost related to restricted stock units as of September 30, 2020 was $343.7 million, which the Company expects to recognize over 2.43 years.

Stock Options

The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2019 - outstanding	11,124	$14.84	6.2	—
Granted	596	144.60	—	$54.22
Exercised	(2,089)	5.37	—	—
Forfeited and expired	(51)	8.36	—	—
Balance, September 30, 2020 - outstanding	9,580	$25.01	5.9	—	$1,569,042
				—
Options exercisable at September 30, 2020	6,405	$7.39	5.0	—	$1,162,018

The intrinsic value for options exercised during the three months ended September 30, 2020 and 2019, was $149.9 million and $137.5 million, respectively, and during the nine months ended September 30, 2020 and 2019 was $269.6 million and $383.0 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the options’ exercise price on the date of grant.

As of September 30, 2020, the Company had $58.6 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.84 years.

Stock-Based Compensation

The Company measures the cost of awards granted under equity incentive plans based on the grant date fair value. The Company uses the straight-line method for expense recognition and recognizes forfeitures as they occur.

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of platform revenue	$206	$120	$649	$238
Cost of player revenue	362	287	1,010	776
Research and development	14,873	10,230	41,476	28,020
Sales and marketing	11,572	6,415	31,244	16,555
General and administrative	7,894	5,566	20,969	13,564
Total stock-based compensation	$34,907	$22,618	$95,348	$59,153

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Dividend rate	—	—	—	—
Expected term (in years)	5.0 - 6.73	5.0 - 6.73	5.0 - 6.73	5.0 - 6.73
Risk-free interest rate	0.22 - 0.46%	1.35 - 1.79%	0.22 - 1.67%	1.35 - 2.56%
Expected volatility	36.9 - 38.2%	35 - 36%	35.8 - 38.6%	35 - 36%

11. COMMITMENTS AND CONTINGENCIES

Manufacturing Purchase Commitments

The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for our products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of September 30, 2020, the Company had $226.8 million purchase commitments for inventory.

The Company records a liability for non-cancelable purchase commitments in excess of projected demand forecasts. Obligations in excess of demand were not material as of September 30, 2020. The Company recorded $0.3 million for these purchase commitments in “Accrued liabilities” at December 31, 2019.

Content License Purchase Commitments

At September 30, 2020 and December 31, 2019, the Company recorded $4.0 million and $1.7 million, respectively, as obligations in “Accrued liabilities” for licensed content that is available for streaming. The increase in content liability is due to change in the mix of content licensed and the period over which this content is available for streaming.

The Company also enters into contracts with content publishers to acquire content in the future. Some of these commitments are non-cancelable. As of September 30, 2020, the Company had $44.6 million in commitments with content publishers that includes amounts already recognized as liability for content available for streaming.

Letters of Credit

As of September 30, 2020 and December 31, 2019, the Company had irrevocable letters of credit outstanding in the amount of $30.9 million and $31.8 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2030.

Contingencies

The Company accrues for loss contingencies, including liabilities for intellectual property licensing, when it believes such losses are probable and reasonably estimable. The probable losses recorded in the results of operations are not material in all the periods presented.

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

12. INCOME TAXES

Income tax benefit for the three months ended September 30, 2020 was $0.5 million as compared to income tax benefit of $0.1 million for the three months ended September 30, 2019. Income tax benefit for the nine months ended September 30, 2020 was $0.2 million as compared to income tax benefit of $0.6 million for the nine months ended September 30, 2019. The income tax benefit for the three and nine months ended September 30, 2020 and 2019, were primarily attributable to non-

U.S. tax benefit associated with the Company's non-U.S. operations. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of September 30, 2020, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in the UK, Brazil, China, India, Netherlands, and Denmark.

On June 29, 2020, California enacted legislative changes that impose an annual cap of $5.0 million on the amount of business incentive tax credits the Company can utilize in California effective for tax years 2020 through 2022. The legislation has no impact to the Company’s tax provision due to our full valuation allowance.

13. NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. For the three months ended September 30, 2020, the Company’s diluted net income per share is calculated by dividing the net income by the sum of weighted average number of shares of common stock outstanding for the period and the dilutive effect of common stock equivalents. Dilutive shares of common stock are determined by applying the treasury stock method. For the three months ended September 30, 2019 and the nine months ended September 30, 2020 and 2019, common stock equivalents are excluded from the calculation of diluted net loss per share as their effect is antidilutive. For purposes of the calculation of diluted net income (loss) per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options are considered common stock equivalents.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net income (loss)	$12,947	$(25,155)	$(84,813)	$(44,220)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	125,687	116,681	122,837	114,064
Net income (loss) per share, basic	$0.10	$(0.22)	$(0.69)	$(0.39)

Weighted-average shares used in computing net income (loss) per share, basic	125,687	116,681	122,837	114,064
Common stock equivalents	10,982	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	136,669	116,681	122,837	114,064
Net income (loss) per share, diluted	$0.09	$(0.22)	$(0.69)	$(0.39)

Common shares that would be excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Restricted stock units and stock options	688	16,189	14,229	16,189
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	—	45	2	45
Total	688	16,234	14,231	16,234

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

Customers accounting for 10% or more of segment revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Platform segment revenue
Customer H	16%	*	15%	*

Player segment revenue
Customer A	11%	17%	11%	16%
Customer B	16%	19%	16%	19%
Customer C	39%	35%	41%	37%

*	Less than 10% of segment revenue

Substantially all of the Company’s assets were held in the United States (“U.S.”) and were attributable to the operations in the U.S. as of September 30, 2020 and December 31, 2019. Revenue in international markets was less than 10% for all periods presented.

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

We operate in two revenue segments: the platform segment and the player segment. We generate platform revenue from the sale of advertising and related services, content distribution services, subscription and transaction revenue shares, Premium Subscriptions, billing services, sale of branded channel buttons on remote controls and licensing arrangements with TV brands and service operators. We generate player revenue from the sale of our streaming players, audio products and accessories.

Highlights for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 included:

•	Active accounts increased 43% to 46.0 million;
•	Streaming hours increased 54% to 14.8 billion*;
•	Revenue increased 73% to $451.7 million;
•	Gross profit increased 81% to $214.8 million; and
•	Average revenue per user (“ARPU”) increased 20% to $27.00.

COVID-19 Update

The widespread global impact from the outbreak and spread of the novel strain of coronavirus referred to as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, continued in the third quarter of 2020. Precautionary measures to slow down the spread of the virus that were put in place by governmental authorities had eased in many locations but have recently been re-instated in many geographies. Roku continues to have the majority of its workforce work from home to protect the health and safety of our employees and travel has been severely curtailed. The COVID-19 pandemic, and the resulting precautionary measures, have caused, and are expected to continue to cause, economic uncertainty both in the U.S. and globally as well as significant volatility in, and disruption to, financial markets.

During the third quarter, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional linear and pay TV to streaming TV resulting in a faster growth of our active accounts and an increase in streaming hours. Although the growth in streaming hours per account has moderated since its peak early in the second quarter of 2020, streaming hours per account continues to be higher than pre-COVID-19 levels, and we continued to see platform revenue growth driven by advertising spend and the expansion of content distribution partnerships. We believe advertising budgets will continue to shift from traditional linear TV to streaming TV and that we will benefit from this shift due to our advanced advertising capabilities. Major content producers continue to re-organize around streaming and as a result, our content distribution business has benefited as our rapid rate of active accounts growth was accompanied by strong consumer demand for ad-supported viewing, subscription services and premium movie rentals. While we have experienced an increase in TV streaming during the COVID-19 pandemic and aspects of our platform segment have generally benefitted, there can be no assurance that these patterns will continue in the fourth quarter of 2020, or beyond.

* Reported streaming hours data reflects adjustments to our streaming hours calculations for current and certain prior periods. Details can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q under “Note About Our Streaming Hours Adjustments”.

Despite the adverse impact COVID-19 pandemic has had on global supply chains, we have largely been able to maintain inventory of our players, audio products and accessories in stock at retailers and online stores. During the third quarter, player unit sales grew 57% year-over-year, resulting in our strongest year-over-year player segment growth in over seven years. We intend to continue to work closely with our retail partners and Roku TV partners given the possibility that the COVID-19 pandemic, and any resulting economic volatility, could impact traditionally strong retail seasonal sales periods for players including Black Friday, Cyber Monday, and the holiday shopping season. While our player and Roku TV model sales have remained strong during the COVID-19 pandemic, there can be no assurance that these patterns will continue for the remainder of 2020, or beyond.

Although the COVID-19 pandemic’s impact on our future operations and financial performance remains uncertain, we are continuing to monitor our operating expenses and capital expenditures and are committed to investing in strategic areas to grow our business and extend our competitive advantages. During the second and third quarter, to strengthen our cash position and liquidity, we raised $497.2 million, net of offering costs, from the issuance of shares of our Class A common stock through an at-the-market offering.

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

Our gross profit was $214.8 million and $502.8 million for the three and nine months ended September 30, 2020, respectively, and $118.5 million and $333.6 million for the three and nine months ended September 30, 2019, respectively.

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

We had 46.0 million and 32.3 million active accounts as of September 30, 2020 and 2019, respectively.

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

We streamed 14.8 billion and 9.6 billion hours during the three months ended September 30, 2020 and 2019, respectively.

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

The affected log data was for the periods from February 2016 to August 2020. After adjusting for logging errors, we estimate that our streaming hours were, on average, approximately 0.5% lower than previously reported for the period January 2017 through September 2018, and approximately 5.8% lower for the period October 2018 through March 2020.

By the end of August 2020, we fully deployed a software update that addressed the root cause of the pause time logging errors and prevented them from continuing.

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

Average Revenue per User

We measure our platform monetization through ARPU, which we believe represents the inherent value of our business. We define ARPU as our platform revenue for the trailing four quarters divided by the average of the number of active accounts at the end of the current period and the end of the corresponding period in the prior year. ARPU measures the rate at which we are monetizing our active account base and the progress of our platform business. We believe we have a significant opportunity to continue to grow platform revenue, and, as we further monetize streaming hours, we believe we will increase ARPU. The growth of ARPU however, is dependent upon the relative growth rates of platform revenue to active accounts. If for example, our active accounts grow at a faster rate than platform revenue, our ARPU would decrease.

ARPU was $27.00 as of September 30, 2020 as compared to $22.58 as of September 30, 2019, an increase of 20%.

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

Player Revenue

We generate player revenue primarily from the sale of streaming players through consumer retail distribution channels, including major brick and mortar retailers, such as Best Buy and Walmart, and online retailers, primarily Amazon. We generate most of our player revenue in the United States. In our international markets, we sell our players through wholesale distributors which, in turn, re-sell to retailers. We currently distribute our players in Canada, the United Kingdom, France, the Republic of Ireland, Mexico, Brazil and several other Latin American countries.

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

Other Income (Expense), Net

Our other income (expense), net, for the three and nine months ended September 30, 2020 consists of interest income on cash and cash equivalents, interest expense that primarily includes interest on our Credit Agreement and amortization of deferred debt costs and foreign currency re-measurement and transaction gains and losses. Other income (expense), net for the three and nine months ended September 30, 2019 consists of interest income on short-term investments and cash balances, interest expense that primarily includes amortization of deferred debt costs, foreign currency re-measurement, and transaction gains and losses.

Income Tax (Benefit) Expense

Our income tax (benefit) expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a valuation allowance for U.S. deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Revenue:
Platform	71%	69%	71%	67%
Player	29%	31%	29%	33%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	28%	26%	29%	23%
Player	24%	29%	25%	30%
Total cost of revenue	52%	55%	55%	53%
Gross Profit:
Platform	43%	43%	41%	44%
Player	5%	2%	3%	3%
Total gross profit	48%	45%	45%	47%
Operating Expenses:
Research and development	20%	26%	23%	26%
Sales and marketing	16%	18%	18%	16%
General and administrative	10%	11%	11%	11%
Total operating expenses	46%	55%	52%	53%
Income (Loss) from Operations	2%	(10)%	(7)%	(6)%
Other Income, Net:
Interest expense	—%	—%	(1)%	(1)%
Other income, net	—%	1%	—%	1%
Total other income (expense), net	—%	1%	(1)%	—%
Income (Loss) Before Income Taxes	2%	(9)%	(8)%	(6)%
Income tax (benefit) expense	—%	—%	—%	—%
Net Income (Loss)	2%	(9)%	(8)%	(6)%

Comparison of Three and Nine Months Ended September 30, 2020 and September 30, 2019

Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change $	Change %	September 30, 2020	September 30, 2019	Change $	Change %
(in thousands, except percentages)
Platform	$319,231	$179,322	$139,909	78%	$796,565	$481,157	$315,408	66%
Player	132,432	81,606	50,826	62%	331,937	236,534	95,403	40%
Total Net Revenue	$451,663	$260,928	$190,735	73%	$1,128,502	$717,691	$410,811	57%

Platform

Platform revenue increased by $139.9 million, or 78%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase is mostly attributable to higher advertising revenue, which includes revenue from dataxu, which we acquired in November 2019, in addition to higher content distribution revenues and related transactional revenue, including Premium Subscriptions.

Platform revenue increased by $315.4 million, or 66%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is mostly attributable to higher advertising revenue, which includes revenue from dataxu, which we acquired in November 2019, in addition to higher content distribution revenues and related transactional revenue, including Premium Subscriptions.

Player

Player revenue increased by $50.8 million, or 62%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, due to an increase in the volume of players sold, including audio products, and accessories. The volume of player units sold increased 57% as compared to the three months ended September 30, 2019 offset by a 1% decrease in their average selling price. The volume increase was impacted by an increase in the demand for players which we have experienced since the onset of the COVID-19 pandemic.

Player revenue increased by $95.4 million, or 40%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to an increase in the volume of players sold, including audio products, and accessories. The volume of player units sold increased 38% as compared to the nine months ended September 30, 2019 offset by a 3% decrease in their average selling price of players. The volume increase was impacted by an increase in the demand for players which we have experienced since the onset of the COVID-19 pandemic.

Cost of Revenue and Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change $	Change %	September 30, 2020	September 30, 2019	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$124,568	$67,075	$57,493	86%	$332,828	$165,419	$167,409	101%
Player	112,271	75,376	36,895	49%	292,913	218,695	74,218	34%
Total Cost of Revenue	$236,839	$142,451	$94,388	66%	$625,741	$384,114	$241,627	63%
Gross profit:
Platform	$194,663	$112,247	$82,416	73%	$463,737	$315,738	$147,999	47%
Player	20,161	6,230	13,931	224%	39,024	17,839	21,185	119%
Total Gross Profit	$214,824	$118,477	$96,347	81%	$502,761	$333,577	$169,184	51%

Platform

Cost of platform revenue increased by $57.5 million, or 86%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase is a result of higher advertising costs, including inventory acquisition, data and ad serving, content licensing fees and credit card processing fees totaling $51.6 million, an increase in amortization of acquired intangibles of $2.3 million and an increase in allocated personnel and operational overhead costs of $3.5 million.

Cost of platform revenue increased by $167.4 million, or 101%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase is a result of higher advertising costs including inventory acquisition, data and ad serving, content licensing fees and credit card processing fees totaling $146.0 million, an increase in amortization of acquired intangibles of $7.0 million and an increase in allocated personnel and operational overhead costs of $14.4 million.

Gross profit on platform revenue increased by $82.4 million, or 73%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily driven by the overall growth in our platform revenues.

Gross profit on platform revenue increased by $148.0 million, or 47%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily driven by the overall growth in our platform revenues.

Player

Cost of player revenue increased by $36.9 million, or 49%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Manufacturing and freight costs increased in absolute dollars due to the increase in volume of units sold.

Cost of player revenue increased by $74.2 million, or 34%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The manufacturing cost of players increased by $57.3 million due to the increase in volume of units sold. Freight expenses increased by $10.2 million primarily as a result of additional costs incurred to expedite inventory supply to meet higher demand as well as the increase in volume of units sold. Packaging costs and allocations of operational overhead costs increased by $6.7 million during the period.

Gross profit on player sales increased by $13.9 million, or 224%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily driven by significantly higher sales volumes of our player products.

Gross profit on player sales increased by $21.2 million, or 119%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily driven by higher sales volumes of our player products.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change $	Change %	September 30, 2020	September 30, 2019	Change $	Change %
(in thousands, except percentages)
Research and development	$88,388	$68,487	$19,901	29%	$261,053	$186,219	$74,834	40%
Sales and marketing	70,956	46,666	24,290	52%	203,368	117,041	86,327	74%
General and administrative	43,510	29,873	13,637	46%	123,744	77,992	45,752	59%
Total Operating Expenses	$202,854	$145,026	$57,828	40%	$588,165	$381,252	$206,913	54%

Research and Development

Research and development expenses increased by $19.9 million, or 29%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to increases in personnel-related costs of $15.3 million due to the growth in engineering headcount and related stock-based compensation, higher professional service and consulting fees of $6.9 million, higher allocated facilities costs of $1.6 million offset by allocations to platform and player overhead of $3.9 million.

Research and development expenses increased by $74.8 million, or 40%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to increases in personnel-related costs of $52.1 million due to the growth in engineering headcount and related stock-based compensation, higher professional service and consulting fees of $20.8 million, higher allocated facilities costs of $11.8 million offset by allocations to platform and player overhead of $9.9 million.

We expect research and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, player and TV products, advertising products and other platform services.

Sales and Marketing

Sales and marketing expenses increased by $24.3 million, or 52%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to higher personnel-related costs of $16.2 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing and business analytics to support efforts to grow our business. Other sales and marketing expenses include an increase of $5.0 million mainly due to an increase in marketing, retail and merchandising costs, an increase of $2.6 million in higher facilities costs and a net increase of $0.5 million in other marketing expenses from higher costs of consulting services and higher amortization of acquired intangible assets, partially offset by a decrease in travel expenses due to the COVID-19 pandemic.

Sales and marketing expenses increased by $86.3 million, or 74%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to higher personnel-related costs of $48.7 million related to increased headcount and related stock-based compensation in sales and sales support, product management, and marketing and business analytics to support efforts to grow our business. Other sales and marketing expenses include an increase of $20.5 million mainly due to increase in marketing, retail and merchandising costs, an increase of $11.4 million in higher facilities costs and a net increase of $5.8 million in other expenses primarily related to higher costs of consulting services and higher amortization of acquired intangible assets, partially offset by a decrease in travel expenses due to the COVID-19 pandemic.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we focus on growing active accounts, player and platform revenues, and expanding our business internationally.

General and Administrative

General and administrative expenses increased by $13.6 million, or 46%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to higher personnel-related costs of $8.1 million as a result of increased headcount and related stock-based compensation, an increase of $3.5 million in higher legal and other outside consulting and professional service fees, an increase of $0.8 million related to higher facility costs, and a net increase of $1.3 million in other expenses that includes facilities costs, depreciation expense and offset by allocations of overhead to other functions and decrease in travel expenses due to the COVID-19 pandemic.

General and administrative expenses increased by $45.8 million, or 59%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to higher personnel-related costs of $21.6 million as a result of increased headcount and related stock-based compensation, an increase of $13.2 million related to higher legal, consulting and professional service fees, an increase of $4.4 million related to higher facility costs, an increase of $2.9 million in allowance for credit losses and a net increase of $3.7 million that includes various corporate expenses and overhead offset by a decrease in travel expenses due to the COVID-19 pandemic.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change $	Change %	September 30, 2020	September 30, 2019	Change $	Change %
(in thousands, except percentages)
Interest expense	$(773)	$(767)	$(6)	1%	$(2,670)	$(1,436)	$(1,234)	86%
Other income, net	1,202	2,065	(863)	(42)%	3,020	4,272	(1,252)	(29)%
Total Other Income (Expense), Net	$429	$1,298	$(869)	(67)%	$350	$2,836	$(2,486)	(88)%

Total other income (expense), net, decreased by $0.9 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to a reduction in interest income due to lower interest rates in 2020 due to the COVID-19 pandemic.

Total other income (expense), net, decreased by $2.5 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to an increase in interest expense related to the Credit Agreement and amortization of deferred debt costs and a reduction in interest income due to lower interest rates in the second and third quarter of 2020 due to the COVID-19 pandemic.

Income Tax (Benefit) Expense

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	Change $	Change %	September 30, 2020	September 30, 2019	Change $	Change %
(in thousands, except percentages)
Income tax (benefit) expense	$(548)	$(96)	$(452)	471%	$(241)	$(619)	$378	(61)%

Income tax (benefit) expense arises from foreign income taxes and state minimum income taxes in the United States.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $1,047.5 million. Our primary source of liquidity is cash generated through operating and financing activities and our borrowings under the Credit Agreement. Our primary uses of cash include operating expenses such as personnel-related expenses, consultants and professional services, and investments in capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our advertising platform, operating system and technology and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions. In 2018 and 2019, we entered into lease agreements for our new corporate headquarters, as well as other office locations. We incurred material expenses beginning in 2019 and expect to continue to incur material expenses in 2020 and future years for facility and related building costs. We completed the acquisition of dataxu in November 2019 for a total purchase consideration of $147.3 million, which consisted of $77.6 million in cash and $69.7 million for the fair value of our 571,459 shares of Class A common stock. We may contemplate additional merger and acquisition activity that could materially impact our liquidity and capital resource position. However, we believe that our existing cash balances and cash flow from operations will be sufficient to fund our working capital and meet our anticipated cash needs for the foreseeable future.

As of September 30, 2020, approximately 1% of our cash was held outside the United States. These amounts were primarily held in Europe and are utilized to fund our foreign operations. The amount of unremitted earnings related to our foreign subsidiaries is not material.

At-the-Market Offering

On May 13, 2020, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as our sales agents, pursuant to which we could offer and sell from time to time up to an aggregate of 4.0 million shares of our Class A common stock. As of September 30, 2020, we sold all 4.0 million shares and received gross proceeds of $504.0 million at an average selling price of $126.01 per share and incurred issuance costs of $6.8 million.

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

We had outstanding letters of credit of $30.6 million and $30.7 million as of September 30, 2020 and December 31, 2019, respectively, against the Revolving Credit Facility.

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

As of September 30, 2020, we were in compliance with all of the covenants of the Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$101,147	$24,287
Cash flows provided by (used in) investing activities	(74,954)	2,891
Cash flows provided by financing activities	504,698	204,125

Operating Activities

Our operating activities provided cash of $101.1 million for the nine months ended September 30, 2020. Our net loss of $84.8 million for the nine months ended September 30, 2020 was adjusted by non-cash charges of $164.9 million comprising mainly of $95.3 million of stock-based compensation, $26.6 million of depreciation and amortization primarily on property and equipment and intangible assets, $22.4 million of amortization of operating lease right-of-use assets, $17.1 million of amortization of content assets and $3.1 million of provision for doubtful accounts. The changes in our operating assets and liabilities provided cash of $21.1 million comprised of inflows of $71.3 million from an increase in accounts payable and accrued liabilities due to timing of payments, increased developer payables, and overall growth in the volume of business, $18.1 million from an increase in operating lease liabilities, $10.9 million from an increase in deferred revenue, and $0.8 million from a decrease in other non-current assets. These inflows were partially offset by cash outflows of $62.8 million from an increase in accounts receivable primarily driven by higher sales volume and increased revenue, $12.9 million from an increase in inventory balances, $3.6 million from an increase in prepaid and other current assets due to an increase in prepaid capital expenditure for new facilities, and $0.8 million from a decrease in other long-term liabilities.

Our operating activities provided cash of $24.3 million for the nine months ended September 30, 2019. Our net loss of $44.2 million for the nine months ended September 30, 2019 was adjusted by non-cash charges of $83.6 million comprising mainly of $59.2 million of stock-based compensation, $13.6 million of amortization of operating lease right-of-use assets, $9.2 million of depreciation and amortization primarily on property and equipment, and $1.3 million of amortization of content assets. The changes in our operating assets and liabilities used cash of $15.1 million comprised of inflows of $68.1 million from an increase in accounts payable and accrued liabilities due to timing of payments, increased developer payables, and overall growth in the volume of business. These inflows were offset by cash outflows of $37.9 million from an increase in inventory balances, $16.2 million from a decrease in deferred revenue, $15.2 million from an increase in prepaid and other current assets due to an increase in prepaid contracts, marketing expenses and prepaid capital expenditure for new facilities, $13.1 million from an increase in accounts receivable as a result of increased revenue.

Investing Activities

Our investing activities used cash of $75.0 million for the nine months ended September 30, 2020. The cash used primarily comprised of $76.0 million for the purchase of property and equipment, which primarily related to expenditures on leasehold improvements related to expanding our facilities and other capital investments partially offset by $1.1 million of cash received from proceeds from the resolution of purchase acquisition contingencies.

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

Financing Activities

Our financing activities provided cash of $504.7 million for the nine months ended September 30, 2020. The cash was received mainly from net proceeds from the issuance of shares of our Class A common stock through an at-the-market offering amounting to $497.2 million, net of offering costs, proceeds from borrowings amounting to $69.3 million and proceeds from the exercise of employee stock options of $11.2 million. These inflows were partially offset by $73.1 million of repayments made on the Existing Credit Agreement.

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

Contractual Obligations

Our future minimum payments under our noncancelable contractual obligations were as follows as of September 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Term Loan A Facility (1)	$96,250	5,000	91,250	—	—
Purchase commitments (2)	226,770	226,770	—	—	—
Operating lease obligations (3)	443,337	47,051	137,900	135,991	122,395
Other obligations (4)	44,554	23,536	20,511	507	—
Total	$810,911	$302,357	$249,661	$136,498	$122,395

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents and short-term investments and interest expense on the Credit Agreement. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of September 30, 2020, borrowings under the Term Loan A Facility totaled $96.3 million with an effective interest rate of 2.03%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $1.0 million.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2020, there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The ongoing COVID-19 pandemic has impacted our business and we are unable to predict the extent to which the pandemic and related effects will continue to impact our business.*

Beginning in the first quarter and continuing through the third quarter of 2020, there has been widespread global impact from the COVID-19 pandemic, and our business has been, and will continue to be, impacted by the pandemic and resulting economic consequences. The spread of COVID-19 has caused us to take precautionary measures intended to help minimize the risk of the virus to our employees, including mandatory work-from-home policies, suspending non-essential business travel and canceling physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, TV brand partners, content publishers, advertisers, retail and distribution partners, contract manufacturers, services venders and supply chain. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and an extended period of remote work arrangements could disrupt our business, introduce business and operational risks, including cybersecurity risks, and could make it more difficult for us to effectively manage our business.

The COVID-19 pandemic and the precautionary measures that we have taken in response have had a mixed impact on our business during the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and into the fourth quarter of 2020. Since staying-at-home restrictions were first issued in the first quarter of 2020, we have seen an acceleration in both streaming hours, which has moderated since peaking in early in the second quarter, and account activations. In our platform segment, we have experienced increases in trials of and subscriptions to SVOD content, growth in the consumption of AVOD content, and increased purchases of TVOD content and during the second quarter 2020 we also experienced delays in the start of some video advertising campaigns and an increase in advertising campaign cancellations. During the pandemic, we also have encountered supply chain disruptions related to our players that resulted in elevated air freight costs to replenish inventory and meet increased demand. Additionally, some of our retail partners have had to close or severely limit access to their brick-and-mortar locations, resulting in reduced sale of devices in these locations. Further, our management team has focused on addressing the impacts of the COVID-19 pandemic on our business, which has required and will continue to require, a significant investment of their time and resources, and has diverted their attention away from other aspects of our business. In light of the COVID-19 pandemic, our management team has taken steps to slow the rate of growth of our operating expenses and capital expenditures and is monitoring our liquidity. In May 2020, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as sales agents (the “Equity Distribution Agreement”), pursuant to which we sold 4.0 million shares of our Class A common stock at an average selling price of $126.01 per share, for aggregate gross proceeds of $504.0 million, a portion of which was used to repay $69.3 million that we drew down on our revolving credit facility in March 2020. Our management team will continue to evaluate our investments and initiatives for 2020 as the COVID-19 pandemic continues to evolve.

The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governmental authorities to contain the virus or treat its impacts, and how quickly and to what extent economic and operating conditions normalize. As staying-at-home restrictions are eased consumers may spend less time streaming TV, which could reduce our streaming hours and number of active accounts and also could negatively impact our platform revenue if we experience a decrease in sales of advertising or transactional revenue shares from content publishers. We also may incur significant operating costs and be exposed to increased liability risks as a result of the COVID-19 pandemic, both now and increasingly so once staying-at-home restrictions are lifted and employees begin to return to our offices, such as the cost of collecting additional information (including health and medical information) about our employee, contractors and visitors at our facilities; and testing supplies and personal protective equipment for on-site staff. In addition, with the increase in remote working during the COVID-19 pandemic, we may not be able to maintain the same level of control over the security of our systems or the personal information that we collect, store and process, particularly as cyber attackers appear to increasingly attempt to compromise systems and data in an effort to exploit this pandemic. Even after the COVID-19 pandemic itself has subsided, we may continue to experience impacts to our business as a result of any global economic impact, including as a result of an ongoing recession. For instance, we do not know what impact the ongoing restrictions or changes in consumer shopping patterns may have on traditionally strong sales periods, including Black Friday and other holidays, and any significant reduction of streaming device sales in these periods would negatively impact our business. Further, a prolonged economic downturn may result in the purchase of fewer streaming devices which could lead to a reduction in account activations and streaming hours, and also could negatively impact our revenue. Our platform business also may continue to be negatively impacted by continued decreases in total advertising spend, if advertising budgets do not shift to OTT advertising or if acquiring content that our users want to watch becomes more difficult or costly for us or our convent partners as the amount of new content decreases due to the COVID-19 pandemic. A prolonged economic downturn could also impact the overall financial condition of our TV brand partners, content publishers, advertisers, retailers, contract manufacturer, services venders and supply chain all of whom we depend on in order to operate our business. As a result, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the impact on our business cannot be reasonably estimated at this time.

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and we have experienced net losses and negative cash flows from operations in each year since inception. As of September 30, 2020, we had an accumulated deficit of $399.7 million and for the nine months ended September 30, 2020, we experienced a net loss of $84.8 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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
•

delays in delivery of our players or our partners’ Roku TV models, or disruptions in our or our licensees’ supply or distribution chains, including any disruptions caused by the COVID-19 pandemic, tariffs, or other trade restrictions or disruptions; and

•

an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

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

In July 2018, we introduced our Roku TV Wireless Speakers, designed specifically for use with Roku TV models, in September 2019, we launched our Roku Smart Soundbar and Roku Wireless Subwoofer and in September 2020, we launched our Roku Streambar. As a result of these developments, we may face additional competition from makers of TV audio speakers and soundbars, as well as makers of other TV peripheral devices. While our audio products have not generated significant revenue, if these products do not operate as designed or do not enhance the Roku TV or other viewing experience as we intend, our users’ overall viewing experience may be diminished, and this may impact the overall demand for Roku TV models or our other products.

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

If we are unable to attract advertisers or advertising agencies to our OneView Ad Platform or if we are not successful in running a demand-side advertising platform, our business may be harmed.*

In May 2020, we launched the OneView Ad Platform, a demand-side platform through which advertisers and advertising agencies can programmatically purchase and manage their OTT, desktop and mobile advertising campaigns. OneView leverages the DSP developed by dataxu, which we acquired in November 2019, and the reach, inventory and capabilities of our proprietary advertising products and services. The market for programmatic OTT ad buying is an emerging market, and our current and potential advertisers and advertising agencies may not shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, our advertisers and advertising agencies may not use OneView or we may not attract prospective advertisers or advertising agencies to OneView, and our business could be harmed. In addition, we have limited experience running a DSP and if OneView does not have the functionality or services expected by advertisers or advertising agencies, we may not be able to attract their advertising spend to OneView or our existing customers may not maintain or increase their spend on OneView. If we fail to adapt to our rapidly changing industry or to our customers evolving needs, advertisers and advertising agencies will not adopt OneView and our business may be harmed. We also may not be able to compete effectively with more established DSPs or be able to adapt to changes or trends in programmatic advertising, which would harm our ability to grow our advertising revenue and harm our business.

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*

Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the quarter ended September 30, 2020, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts or streaming device sales may be adversely affected, and our business may be harmed.

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

We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV sales.*

To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners' Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the three and nine months ended September 30, 2020, Amazon, Best Buy and Walmart in total accounted for 65% and 67%, respectively, of our player segment revenue. These three retailers collectively accounted for 72% and 68% of our player revenue for the years ended December 31, 2019 and 2018, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or TV brands' Roku TV models, choose not to prominently display those devices in their stores or on their websites, or close or severely limit access to their brick and mortar locations because of shutdowns related to the COVID-19 pandemic, the volume of our streaming devices sold could decrease, which would harm our business. For example, in April 2018, Amazon and Best Buy announced a partnership whereby two Best Buy controlled smart TV brands will exclusively utilize Amazon’s operating system, and such TVs will be sold by Best Buy and Amazon. Although, to date, this arrangement has not limited our TV brand partners’ ability to sell on either Amazon or at Best Buy, if our existing TV brands choose to work exclusively with, or divert a significant portion of their business with us to, other operating system developers, this may impact our ability to license the Roku OS and our smart TV hardware reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices and is able to market and promote these products more prominently on its website, and could refuse to offer or promote our devices on its website. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, could require us to increase our marketing expenditures to maintain our product visibility or result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

In the course of expanding our international operations and operating overseas, in addition to the risks we face in the United States, we will be subject to a variety of risks that could adversely affect our business, including:

•

differing regulatory requirements, including country-specific data privacy and security laws and regulations, consumer protection laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties on cross-border movements of goods or data flows, extension of limits on TV advertising minutes to OTT advertising, local content requirements, data localization requirements, or other trade restrictions;

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

•

international political or social unrest or economic instability, including US.-China tensions, and other political tensions between countries in which we do business or which serve as sources for Roku products;

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

•

the COVID-19 pandemic or any other pandemics or epidemics could result in decreased economic activity in certain markets, decreased use of our products, or in our decreased ability to import, export, ship, or sell our products to supply such services to existing or new customers in international markets;

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

Significant disruptions of our information technology systems or data security incidents could harm our reputation, cause us to modify our business practices and otherwise adversely affect our business and subject us to liability.*

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, user payment card information, other user information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity and availability of personal information in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and limits on the use and/or cross-border transfer of such personal information. These obligations create potential legal liability, to regulators, our business partners, our users, and other relevant stakeholders and also impact the attractiveness of our subscription service to existing and potential users.

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

In addition to the threat of unauthorized access or acquisition of sensitive or personal information, other threats could include the deployment of harmful malware, ransomware attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems likely experience directed attacks on at least a periodic basis that are intended to interrupt our operations; interrupt our users’, content publishers’ and advertisers’ ability to access our platform; extract money from us; and/or obtain our data (including without limitation user or employee personal information or proprietary information). Although we have implemented certain systems, processes, and safeguards intended to protect our information technology systems and data from such threats and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or services in the future. Our safeguards intended to prevent or mitigate certain threats may not be sufficient to protect our information technology systems and data due to the developing sophistication and means of attack in the threat landscape. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology. Additionally, our third-party vendors or business partners’ information technology systems may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships.

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

In addition, any actual or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other unauthorized access events that result in the unauthorized access, release or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us including existing or potential users’ perceiving our platform, system or networks as less desirable or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, as well as the personal and proprietary information that we possess or control, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. Data protection laws around the world often require “reasonable”, “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws are often uncertain and evolving, and there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain. In addition to potential fines, we could be subject to mandatory corrective action due to a data security incident, which could adversely affect our business operations and result in substantial costs for years to come.

Our actual or perceived failure to adequately protect personal data and confidential information that we (or our service providers or business partners) collect, store or process could trigger contractual and legal obligations, harm our reputation, subject us to liability and otherwise adversely affect our business including our financial results.*

In the ordinary course of our business, we collect, store and process personal data (including payment card information) and/or other confidential information of our employees, our partners, and our users. We use third-party service providers and subprocessors to help us deliver our services. These vendors may store or process personal information, payment card information and/or other confidential information of our employees, our partners, or our users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected.

A variety of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, security, transfer, cross-border transfer, localization, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, each state and the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, EU member states, and the United Kingdom, as well as some other foreign nations, have passed laws requiring notification to regulatory authorities, to affected users, and/or others within a specific timeframe when there has been a security breach involving certain personal data as well as impose additional obligations for companies. Additionally, our agreements with certain users or partners may require us to notify them in the event of a security breach. Such statutory and contractual disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. Compliance with these obligations could delay or impede the development of new products and may cause reputational harm.

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

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, cross-border transfer, localization, sharing and security of the data we receive from and about our users, employees and other individuals. The regulatory environment for the collection and use of personal data by device manufacturers, online service providers, content distributors, advertisers and publishers is evolving in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission (“FTC”), state attorneys general, the European Commission and European data protection authorities, have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and personal data collected through the internet, and we expect such scrutiny to continue to increase. The United States and foreign governments have enacted and are considering laws and regulations that could significantly restrict industry participants’ ability to collect, use and share personal data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, the EU General Data Protection Regulation (“GDPR”) became effective in May 2018 and imposes detailed requirements related to the collection, storage and use of personal data related to people located in the EU or which is processed in the context of EU operations and places new data protection obligations and restrictions on organizations and may require us to make further changes to our policies and procedures in the future beyond what we have already done.

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

The U.S. data protection legal landscape also continues to evolve, with California and Nevada having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. The California Consumer Privacy Act (“CCPA”) went into effect in January 2020 and gives California residents certain rights with respect to their personal information such as rights to access and require deletion of their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was amended and the California Office of the Attorney General published final regulations to implement portions of the CCPA.

Data protection laws continue to proliferate throughout the world and such laws likely apply to our business. For example, Brazil’s General Data Protection Law (“LGPD”) came into effect on August 15, 2020. The LGPD bears many substantive similarities to the GDPR such as extra-territorial reach, enhanced privacy rights for individuals, data transfer restrictions and mandatory breach notification obligations. It carries penalties of up to 2% of a company’s Brazilian revenue.

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

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal data from the European Economic Area (the “EEA”) to the United States. However, there are certain unsettled legal issues regarding the adequacy of these data transfer mechanisms, the resolution of which may adversely affect our ability to transfer personal data from the EEA to the United States. On July 16, 2020, the European Court of Justice (the highest EU Court) ruled the EU-US Privacy Shield to be an invalid data transfer mechanism, confirmed that the Model Clauses remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. We are currently awaiting regulatory guidance from EU Data Protection Authorities and the US Department of Commerce on the impact of this ruling on broader international data transfer compliance for companies, including guidance on specific supplementary measures that all companies would be required to implement in addition to the Model Clauses. This may involve changes that require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. Our ability to continue to transfer personal data outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR, and we may experience operating disruptions if we are unable to conduct these transfers in the future. In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal data outside the EU, which may significantly impact our costs or ability to operate.

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

Given the seasonal nature of advertising and our device sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, disruptions in our supply or distribution chain, tariffs or other restrictions on trade, or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our distributors’ ability to timely deliver players and co-branded Roku TV models to retailers during the holiday season. Our fourth quarter 2020 revenue could also be adversely impacted by the COVID-19 pandemic or macroeconomic conditions caused by the COVID-19 pandemic, including disruptions, decreased advertising spend during the holiday season and changes to historical consumer behavior and spending patterns during the holiday season. A substantial portion of our expenses are personnel related, including salaries, stock-based compensation and benefits, and facilities related none of which are seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on gross profit and operating margins, at least in the short term, and our business would be harmed.

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
•

tariffs and trade and export restrictions by the U.S. or foreign governments which could impact the pricing of such devices and depress consumer demand; limit the ability of our contract manufacturers to obtain key parts, components, software, and technologies; lead to shortages; and

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

•	the impact of U.S. or foreign tariffs or trade restrictions on components, finished goods, software, or other products;
•	increases in U.S. tariffs on imports of our players; and
•	foreign tariffs on U.S. parts or components for finished players or other Roku products that are assembled in Asia.

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

The current U.S. Administration also has threatened tougher trade terms with China and other countries, leading to the imposition of substantially higher U.S. Section 301 tariffs on roughly $320 billion of imports from China. In response, China has imposed higher Chinese tariffs on a large amount of U.S. exports to China, which could affect the prices of U.S. origin parts or components of our products assembled in China. In January 2020, the U.S. and China signed a “Phase One” trade deal pursuant to which, among other things, the U.S. will modify its Section 301 tariff actions. As part of the Phase One agreement, the U.S. canceled additional Section 301 duties that were originally scheduled to go into effect in December 2019 on certain imported products, including certain of our products, and reduced the duties on certain other imported products, including televisions assembled in China by Roku TV brand partners, from 15% ad valorem to 7.5%.

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

On October 2, 2020, the Office of the U.S. Trade Representative (USTR) initiated two investigations under Section 301 of the Trade Act of 1974 regarding Vietnam’s acts, policies, and practices related to the import and use of illegally harvested timber and potential undervaluation of its currency. As with China, USTR's Section 301 investigations of Vietnam could lead to retaliatory tariffs on U.S. imports from Vietnam if the U.S. concerns cannot be resolved through negotiations. Such tariffs may not be limited to products directly involved in the acts, policies, and practices found to violate Section 301 (e.g. tropical timber) and thus could affect other, unrelated products, including those sourced by Roku or its suppliers and licensees.

Also, various countries, in addition to the United States, regulate the import and export of certain commodities, software, and technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or collaborate on technology with our commercial or strategic partners, or could limit our commercial and/or strategic partners’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. In particular, the U.S. government continues to expand export control restrictions on China and Hong Kong, which may limit the company’s ability to collaborate with and transfer technology to partners in the region. Cross-border data transmissions are currently exempt from customs duties under the WTO’s temporary e-commerce moratorium on electronic transmissions, but the moratorium faces opposition from certain WTO Members when it comes up for renewal at the WTO Ministerial Meeting, which was originally scheduled for June 2020. It has been postponed because of COVID-19 but may take place in 2021. Other potential barriers include digital services taxes which potentially could expose certain digital services to new taxes, economic sanctions or related legislation, increased export and import restrictions stemming from governmental policies or U.S.-China “de-coupling,” or changes in the countries, governments, persons or technologies targeted by such regulations, restrictions, and sanctions. Any change in export or import regulations, the imposition of customs duties or other restrictions on intangible goods such as cross-border data flows, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or new customers in international markets or hamper our ability to source products, components, and parts from certain suppliers. Any decreased use of our products or limitation on our ability to export, import, or sell our products, or source parts and/or components, would harm our business.

Further, following the result of a referendum in 2016, the United Kingdom formally left the EU on January 31, 2020. The United Kingdom’s withdrawal from the EU is commonly referred to as “Brexit.” Pursuant to the withdrawal arrangements agreed to between the United Kingdom and the EU, the United Kingdom is subject to a transition period until December 31, 2020, during which EU rules will continue to apply (the “Brexit Transition Period”). Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Brexit Transition Period. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until after the Brexit Transition Period. This depends in part on whether the United Kingdom and EU can reach a definitive resolution with regards to outstanding trade and legal matters, or whether the United Kingdom leaves without an agreement under a “hard Brexit.” Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.

The supply chains of our contract manufacturer and many of our licensees may source products, parts or components from China and other countries in the Asia-Pacific region. There are many uncertainties around the COVID-19 pandemic, including scientific and health issues, the unknown duration and extent of economic disruption in China and other markets in the region, and the impact on the Chinese, U.S., and global economies. As a result, the COVID-19 pandemic may result in further supply shortages of our products or our licensees’ products, and delays in shipping and transportation services that negatively impact our ability or our licensees’ ability to import, export, ship, or sell streaming devices to customers in U.S. and international markets. Any decrease, limitations or delays on our or our licensees’ ability to produce, import, export, ship, or sell our streaming devices would harm our business.

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

Our players incorporate key components from sole source suppliers and if our contract manufacturer is unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, we will not be able to deliver our players to our retailers and distributors.*

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as tariffs or other export or import restrictions on U.S. parts or components for finished players that are used in final assembly of their components or on the finished players themselves. There is also the risk that the strategic supplier may stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. Such suppliers may also face production, shipping, or logistical constraints arising from the COVID-19 pandemic. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available. Switching from a sole-source supplier would require that we redesign our players to accommodate new components and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission (“FCC”), which would be costly and time-consuming.

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

In January 2018, the FCC released a new order, known as the Restoring Internet Freedom Order (the “Order”), that repealed most of the blocking, throttling, and paid prioritization restrictions adopted in the Open Internet Order. The Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from conducting the “prohibited activities” but continued to require broadband internet access service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Order went into effect in April 2018 and the remainder went into effect in June 2018. Numerous judicial challenges to the Order were filed, and in October 2019, the Court of Appeals for the District of Columbia Circuit upheld nearly all of the Order, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet access service, requiring case by case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the Order where it found insufficient analysis but allowed the Order to remain in effect pending the FCC’s review. The original parties were denied a rehearing by the full U.S. Court of Appeals for the D.C. Circuit in February 2020 and the period to seek review by the Supreme Court has ended. On remand, the FCC has announced its intention to reaffirm its existing approach in a decision slated for adoption in October 2020. To the extent the courts, the agencies or the states do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

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

However, the DMCA, Section 230, and similar statutes and doctrines that we may rely on in the future are subject to uncertain judicial interpretation and regulatory and legislative amendments. In May 2020, the U.S. Copyright Office released a report proposing several legislative changes that would alter the DMCA’s liability protections and alter the notice-and-takedown system. Also in May 2020, the White House released Executive Order 13925, which, among other things, directs the National Telecommunications and Information Administration (the “NTIA”) to file a petition for rulemaking with the FCC that may limit the scope of protection provided under Section 230. In June 2020, the U.S. Department of Justice proposed a number of legislative changes to Section 230 intended to limit the scope of protection provided under Section 230. And in July 2020, the NTIA filed a petition for rulemaking that, among other things, would limit Section 230 liability protections and include a new, four-part “good faith” standard for legally permissible content moderation. The FCC has not set a timeline to address the NTIA petition. These or other regulatory or legislative changes may ultimately require us to take a different approach towards content moderation on our platform, which could diminish the depth, breadth, and variety of content we offer and, in so doing, reduce our advertising revenue or user base.

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

In November 2019, we borrowed $100.0 million aggregate principal amount pursuant to the Term Loan A Facility and in March 2020, we borrowed $69.3 million aggregate principal amount of revolving loans pursuant to the Revolving Credit Facility. In May 2020, we entered into the Equity Distribution Agreement, pursuant to which we sold 4.0 million shares of our Class A common stock at an average selling price of $126.01 per share, for aggregate gross proceeds of $504.0 million, a portion of which was used to repay the $69.3 million outstanding under our Revolving Credit Facility. We also have outstanding letters of credit as of September 30, 2020 totaling $30.6 million against the Credit Facility.

As of September 30, 2020, we were in compliance with all of the financial covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

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

In addition, an increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes targeting online commerce, digital services, and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, the EU, certain member states, and other countries have proposed or enacted taxes on digital advertising and marketplace service revenue. The OECD and G-20 are currently engaged in negotiations over an Inclusive Framework on “Base Erosion and Profit Shifting” (BEPS). The talks particularly target digital businesses, involve 135 countries, and could significantly alter the rules on international taxation of multinational enterprises. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations. The United States has threatened to impose retaliatory duties under Section 301 of the Trade Act of 1974 on imports from countries that adopt DSTs, which could result in increased trade tensions and potential retaliation by foreign governments against U.S. digital services or technologies.

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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of September 30, 2020, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 14% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In December 2018, the Delaware Chancery Court issued a ruling invalidating such provision, which we appealed to the Supreme Court of the State of Delaware. In March 2020, the Supreme Court of the State of Delaware reversed the ruling of the Delaware Chancery Court and held that the federal forum provision in our amended and restated certificate of incorporation is facially valid.

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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for certain disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1	333-220318	3.4	9/01/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1	9/18/2017
10.1#	Roku, Inc. Amended and Restated Severance Benefit Plan	8-K	001-38211	99.1	7/16/2019
10.2	Equity Distribution Agreement, dated May 13, 2020, by and among Roku, Inc., Morgan Stanley & Co. LLC and Citigroup Global Markets Inc.	8-K	001-38211	1.1	5/13/2020
10.3#	Executive Supplemental Stock Option Program 2021 Enrollment Form.	8-K	001-38211	10.1	10/06/2020
10.4#	Forms of Option Grant Notice and Executive Supplemental Stock Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.	8-K	001-38211	10.2	12/07/2018
10.5*	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan.
10.6*	Forms of Option Grant Notice and Award Agreement under 2017 Equity Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.

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

Roku, Inc.

Date: November 6, 2020	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)