Form 10-K
period 2020-12-31
ROKU, INC
filed 2021-02-26
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38211

ROKU, INC.
(Exact name of Registrant as specified in its charter)

Delaware	4841	26-2087865
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial code number)	(I.R.S. employer identification no.)

1155 Coleman Avenue

San Jose, California 95110

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No  ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑

As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the Nasdaq Global Select Market System, was $12,291,076,562. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2021, the registrant had 111,081,169 shares of Class A common stock, $0.0001 par value per share and 17,340,776 shares of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2020 Proxy Statement”) for the 2021 Annual Meeting of Stockholders. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. For example, statements in this Form 10-K regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.roku.com/investor-relations), SEC filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors, the media and others interested in our company to review the information that we post on our investor relations website.

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

We pioneered streaming to the TV and were founded on the belief that all TV content will be streamed. The re-platforming of the TV ecosystem is underway and is creating more options for consumers, content publishers, advertisers and other industry participants. TV streaming is now mainstream and consumers are spending more time watching TV streaming services, with many ‘cutting the cord’ from legacy pay TV services entirely. Over the past several years, many of the biggest names in media have transitioned toward streaming offerings and similarly, advertisers looking to reach and engage with streaming audiences are increasingly taking advantage of the benefits inherent to the digital advertising capabilities of TV streaming platforms and are re-allocating their budgets accordingly. These trends continued to gain momentum in 2020 as consumers spent more time at home due to the COVID-19 pandemic.

Our Strategy

Our mission is to be the streaming platform that connects the entire TV ecosystem of viewers, content publishers and advertisers. Through our TV streaming platform, we are focused on connecting consumers to the entertainment they love, enabling content publishers to build and monetize large audiences, and providing advertisers with unique capabilities to engage consumers. Central to our platform is the Roku operating system (the “Roku OS”). The Roku OS is purpose built for TV and designed to run on low-cost hardware which allows us to manufacture and sell streaming players that are affordable. The Roku OS also powers Roku TV models that are manufactured and sold by our TV brand partners who license the Roku OS and leverage our smart TV hardware reference designs. Roku TV models and Roku streaming players enable consumers to access a wide selection of content by connecting their Roku device to our streaming platform via a home broadband network.

The features and functionality of our platform, powered by the Roku OS, enable us to address the needs of our consumers, content publishers, advertisers, Roku TV brand partners, and other partners. Consumers can discover and access a wide variety of streaming content, content publishers can reach our highly-engaged user base of over 50 million active accounts and utilize our billing services and data insight tools, advertisers can serve targeted and measurable ads to the TV viewers that they want to reach, Roku TV brand partners can build market share by offering high performance smart TVs in a range of sizes and price points, and retailers can offer customers Roku’s highly-rated streaming devices on-line and in stores. We continue to invest significant resources to advance the Roku OS; to provide an industry-leading platform for our consumers, content publishers, and advertisers; and to extend Roku’s advantage as the streaming decade continues.

Our Business Model

Three core areas of focus define our business model. First, we build scale by increasing our active accounts. Second, we increase engagement by growing the hours of content streamed through our platform. And third, we monetize the activities that consumers engage in through our platform. Furthermore, our business model is designed to fulfill the needs of the participants in the TV streaming ecosystem: consumers, content publishers, advertisers, TV OEMs, other device licensees and consumer electronics retailers.

Scale: Increasing the number of active accounts

We make TV streaming affordable by offering a lineup of stand-alone streaming players that connect to a user’s TV. Furthermore, to enhance our users’ experience and to provide a better audio experience we also offer our Roku Smart Soundbars and Roku Streambars, each with a streaming player built in that enables the soundbar to connect to our streaming platform, Roku wireless speakers that connect to Roku TV models, and our Roku Wireless Subwoofers. We launch new devices and provide updates via the Roku OS periodically to ensure they offer the highest performance at an affordable price.

We also partner with TV brands that manufacture and sell co-branded Roku TV models that integrate the Roku OS to enable basic TV functions and connect to our TV streaming platform. We have driven strong growth in our Roku TV licensing program. Using our reference designs results in relatively low hardware costs, enabling these TV brand licensees to manufacture and sell smart TVs that are competitively priced for consumers and that are automatically updated whenever we issue a Roku OS update.

We also license the Roku OS and our streaming player designs, as well as provide ongoing technology and support services, to certain international pay TV and telco service operators that distribute co-branded players to their subscribers in their markets.

Taken together, we offer consumers tremendous optionality and value when it comes to gaining access to the Roku platform, and combined with the exceptional user experience. We have been able to significantly scale our active account base over a multi-year period. In 2020, we added over 14 million active accounts, ending the year with 51.2 million active accounts.

Engagement: Growing streaming hours

We believe that offering users a wide range of content drives increased user engagement by delivering a better overall streaming experience. Streaming hours on our platform have grown from 37.8 billion hours in 2019 to 58.7 billion hours in 2020, as we have grown active accounts through the distribution of Roku streaming players and Roku TV models, and as our active accounts stream more hours per day, on average.

Through our streaming platform and our streaming devices, we make it easy and affordable for our users to watch their favorite TV shows and movies, as well as listen to streaming audio. Furthermore, we believe our platform offers users an incredible streaming experience through a user interface that is easy to use and navigate. From the Roku home screen, our users can easily find and access the 500,000+ free and paid movies and TV episodes including live TV, news, sports, hit movies, popular shows, and more that are available from the thousands of channels on our streaming platform. And Roku’s powerful cross-channel search capabilities make it simple for our users to find the entertainment they’re looking for. Users have the optionality to align their spend to their budget by choosing content that is available on an ad-supported, subscription, or transactional basis. Our direct relationship with our users provides us with detailed insights about our users and their behavior on our platform, including certain content they search for, the channels they install, the channels they watch, and certain content that they purchase or subscribe to on our platform. Our first party data enables us to develop actionable insights such as content recommendations to improve our users’ experience.

We enable our content partners to publish streaming channels, quickly and easily, which makes us an attractive platform for content publishers to partner with as they seek to reach TV streaming, or over-the-top (“OTT”), users. Content publishers can deliver content directly to our large and relevant audiences and reach those users who no longer use or those who never used legacy pay TV or paid TV subscriptions. As consumers shift to TV streaming, content publishers that use our platform are able to reach these streaming audiences at scale and engage users directly.

The Roku Channel is our own streaming channel that drives user engagement on our platform by providing our users free, ad-supported access to a large library of third-party content that we directly license, in addition to content made available through The Roku Channel by our content publishers. In this way, The Roku Channel also is intended to help content publishers drive additional viewership and maximize the value of their content on our platform. The Roku Channel is available in the U.S., U.K. and Canada. In 2020, in the U.S., we added a line-up of more than 100 free live/linear channels on the Roku Channel and introduced a new Live TV Channel Guide, offering users a convenient way to discover and watch live TV.

Monetization: Growing our revenue and gross profit by monetizing user activity

We believe that running relevant display and digital ads enhances the user experience on our platform. We generate revenue by monetizing our users’ engagement on our platform through a variety of services and capabilities, including video advertising in ad supported channels, sales of subscription services and other commerce transactions, brand sponsorship and promotions, and billing services. Each individual user on our platform creates multiple revenue opportunities for Roku, whether they’re purchasing content, enjoying ad-supported content or simply opening the Roku home page. We measure monetization of our platform by calculating the average revenue per user (“ARPU”), which we believe represents the inherent value of our business model, and growth in gross profit. In 2020, ARPU (which we measure on a trailing twelve-month basis) increased from $23.14 to $28.76 and gross profit for the full year grew from $495.2 million to $808.2 million.

Our sophisticated and leading streaming platform enables advertisers, including content publishers, brands and agencies, to reach audiences that are no longer reachable or are increasingly unavailable through advertising on traditional TV. We make it easy for content publishers to distribute and monetize their streaming content through three primary business models: transaction video on demand (“TVOD”), subscription video on demand (“SVOD”), and advertising-supported video on demand (“AVOD”). Through our platform we are also able to assist content partners with billing services, including billing customers for in-channel purchases like a movie rental, managing subscriptions and customer invoices. Roku Pay, our platform billing solution, is a key platform capability that simplifies consumer subscription signups and drives purchase and retention for partners.

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

The Roku Channel provides monetization for both our content partners and Roku through digital advertising. The Roku Channel provides our users with free access to over 50,000 titles, including hit Hollywood movies, TV episodes, news channels, and more and is a leading sources of advertising inventory. Through Premium Subscriptions within The Roku Channel, we resell ad-free premium content subscription services from providers such as Showtime, Starz, and Epix directly to our users. In addition, we have developed and implemented various features within The Roku Channel that can be used to recruit and retain subscribers for Premium Subscription. For example, we provide personalized content selection for users and integrated The Roku Channel into our billing services to enable one-click subscriptions.

Advertisers are able to use our platform to leverage our direct relationship with our users, as well as our advertising capabilities and user data and insights, to serve relevant, targeted advertisements. Advertisers on our platform also can measure both the effectiveness of the ads served and their return on investment. We offer engagement analytics such as ad impressions served, click-through rates, and video completion rates. We work with a wide variety of third-party measurement companies to measure the branding impact of the ads served and audience demographics, validate ad effectiveness, and quantify sales lift from advertising on our platform. Furthermore, we have relationships with third-party providers that focus on transactional or point of sale data, which enables our advertisers to compare the effectiveness of ads served on our platform to advertising on traditional TV. Additional promotional advertising opportunities include content sponsorships to give users the opportunity to experience a free movie or show and sponsored themes on our home screen. We also sell branded content rows within The Roku Channel.

In May 2020, we announced the rebranding of the OneView Ad Platform, a single platform leveraging TV identity data to manage advertising across OTT, desktop, and mobile campaigns. As consumers move to TV streaming, OneView provides advertisers with a toolset to scale their OTT advertising and marketers self-serve capabilities to optimize and measure effectiveness across screens. OneView integrates the reach, inventory, and capabilities of Roku advertising with the identity and attribution tools of demand-side platform dataxu, which the company acquired in November 2019.

International Markets

We believe that the value our business delivers to participants in the TV ecosystem in the U.S. — consumers, content publishers, advertisers, TV OEMs, other device licensees, and retailers — is also compelling in international markets. To date, we have brought the same business model to certain markets that has enabled us to develop the No. 1 TV streaming platform in the U.S. by hours streamed. In 2020, Roku TV was the No. 1 selling smart TV operating system in Canada. Also, in 2020, we launched in Brazil, first in partnership with AOC to bring the AOC Roku TV to consumers and then with the launch of Roku Express, our first streaming device in the country. In these newer markets, we will continue to focus on building scale, increasing engagement, and ultimately driving monetization.

Sales and Marketing

We engage in a wide variety of sales and marketing activities to continuously drive scale, engagement, and monetization and dedicate significant resources to this area. Our sales and marketing activities are primarily focused on building and expanding relationships with content publishers, advertisers, TV brands, retailers and service operators, and driving sales of our streaming players and audio products and Roku TV models to consumers through retail distribution channels.

We have dedicated business development teams that develop and maintain relationships, to promote and build awareness of the features and advantages of the Roku platform among content publishers, advertisers, TV brands, and service operators. Our data science team supports our sales and marketing efforts by analyzing data on our platform to increase effectiveness for our content publishers and advertisers as well as for our consumer marketing campaigns. We enter into distribution agreements with our content publishers and license their content through our dedicated content relationship management team. Our relationship with content publishers is typically client-direct. We secure direct access to publishers’ video ad inventory as part of our distribution agreements and serve as an additional channel for content publishers to monetize their audience. These sales efforts are differentiated and complementary to that of our content publishers. Whereas our publishers typically sell on a cross-platform basis and feature their brand and content in their sale, we focus on delivering a large OTT audience across many channels at once. We sell advertising to a wide range of advertisers helping them reach their goals across numerous key performance indicators. Our sales teams and products are organized into six groups that specialize in the unique needs of each area: (i) agency holding companies and Fortune 500 brands, (ii) independent agency and mid-market clients, (iii) content publishers and entertainment brands, (iv) performance and direct to consumer brands, (v) international markets and (vi) local advertising.

We work with our Roku TV brand partners to assist in all phases of the development of Roku TV models, including development, planning, manufacturing and marketing. Similarly, we work with service operators on the planning and development of their co-branded players.

In the United States, the majority of our streaming players, audio products and Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon, and to a lesser extent our website. We also sell products internationally through distributors and to retailers. In the years ended December 31, 2020 and December 31, 2019, sales through Amazon, Best Buy and Walmart each accounted for more than 10% of our player segment revenue. These three retailers collectively accounted for 69% and 72% of our player segment revenue for the years ended December 31, 2020, and 2019, respectively. We support retailers with an experienced sales management team and work closely with these retailers to assist with in-store marketing and product mix forecasting. We intend to continue to invest significant resources in our sales and marketing efforts.

Seasonality

We have historically seen seasonality in our business related to advertising and streaming player sales. Our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year and represent a high percentage of the total net revenue for such fiscal year due to higher consumer purchases and increased advertising during holiday seasons. Furthermore, a significant percentage of our player sales through retailers in the fourth quarter of the fiscal year are pursuant to committed sales agreements with retailers for which we recognize significant discounts in the average selling prices in the third quarter in an effort to grow our active accounts, which will reduce our player gross margin.

Research and Development

Our research and development model relies on a combination of in-house staff and out-sourced design and manufacturing partners to cost-effectively improve and enhance our platform, and to develop new players, audio products, TVs, features and functionality. We work closely with content publishers, advertisers, TV brands, and service operators to understand their current and future needs. We have designed a product development process that captures and integrates their feedback. In addition, we solicit user feedback in the development of new features and enhancements to the Roku platform.

We intend to continue to significantly invest in research and development to bring new devices to market and enhance our platform and capabilities.

Manufacturing

We outsource the manufacturing of our products to our contract manufacturers, using our design specifications. All of our products are manufactured by our contract manufacturers in the People’s Republic of China, Southeast Asia and Brazil. Our contracts do not obligate them to supply products to us in any specific quantity or at any specific price. Our contract manufacturers procure components and assemble our products to demand forecast we establish based upon historical trends and analysis from our sales and product management functions. The contract manufacturers ship our products to our third-party warehouses in California, the United Kingdom and Brazil where they ship players directly to retailers, wholesale distributors and to end users.

Government Regulation

Our business and our devices and platform are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. These laws and regulations include general business regulations and laws, as well as regulations and laws specific to providers of Internet-delivered streaming services and Internet-connected devices. New laws and regulations in these areas may have an adverse effect on our business. The costs of compliance with these laws and regulations are substantial and are likely to increase in the future. Compliance with existing or future laws and regulations, including, but not limited to, those pertaining to internet and online services, data privacy and security, consumer protection, global trade, employee health and safety, and taxes, could have an adverse impact on our business in subsequent periods. If we fail to comply with these laws and regulations, we may be subject to significant liabilities and other penalties.

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

In the United States, the regulatory framework for privacy and security issues is rapidly evolving. State and federal consumer protection regulators generally exercise oversight of consumer privacy protections and the security of online services. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA has prompted a number of proposals for new federal and state privacy legislation. State laws may also impose obligations on us in the event of a security breach or inadvertent disclosure of personal information. Foreign jurisdictions impose different, and sometimes more stringent, consumer and privacy protections, including the European Union (“EU”) General Data Protection Regulation (“GDPR”). The GDPR broadly regulates the processing of personal information about individuals in the EU and includes significant penalties for non-compliance. Such consumer privacy laws are constantly changing and may become more diverse and restrictive over time, challenging our ability to fully comply with these laws in all jurisdictions. Privacy laws also may limit the ability of advertisers to fully utilize our platform, which could have a negative impact on our business.

Tax regulations in domestic and international jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, to additional taxes or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, Maryland recently passed legislation establishing a tax on certain advertising activities and in certain jurisdictions outside of the United States, including member states of the EU have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies, and any such developments could harm our business.

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

As of December 31, 2020, we have approximately 195 issued patents and 200 pending applications in the United States and foreign countries. We also license technology from third parties when we believe it will facilitate our product offerings or business.

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

Our competitors include:

•	legacy pay TV service operators;
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

•	mobile streaming platforms, that enable users to stream content on phones and tablets;
•	companies that offer advertisers the opportunity to reach consumers on other content and advertising mediums; and
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

Human Capital Management

As the leading TV streaming platform in the U.S. by hours streamed, we believe our success depends on our culture and our ability to attract and retain our employees. As of December 31, 2020, we employed approximately 1,925 full-time employees located in nine countries. Only our employees in Brazil are represented by a labor union with respect to their employment. The majority of our employees currently are working remotely as a result of the COVID-19 pandemic.

Culture

We want our employees to be proud to work at Roku. Our entrepreneurial, execution focused culture focuses on recruiting talented individuals, encouraging teamwork and expecting our employees to perform at a high level. Across Roku, teams are expected to communicate clearly, in real time. Because our employees are trusted and encouraged to make decisions, leadership communicates plans, milestones and strategic context broadly, and employees are trusted to maintain the confidentiality of such information. Our employees are encouraged to use our broad talent base for diverse points of view when making decisions.

Diversity and Inclusion

Roku is committed to being a diverse and inclusive organization. We follow through on this commitment through our annual pay equity analysis designed to ensure we pay fairly and equitably across gender and ethnicity, year over year; our hiring and management trainings that incorporate topics on mitigating unconscious bias; and by having diverse interviews panel that limit questions to those that are legally compliant and objectively tied to applicable job openings.

During 2020, we furthered our commitment to diversity and inclusion by promoting a new Vice President of Inclusion Strategy and Talent Development who is building a growing team that is focusing on priorities in four key areas: Inclusive Employee Experiences, Inclusive Recruiting, Inclusive Communities & Social Impact, and Inclusive Customer Advocacy.

Inclusive Employee Experiences: Among other initiatives, we have launched an Employee Resource Group (ERG) Program and are currently developing seven ERGs. We also launched a series of educational employee-led dialogues that cover various topics of diversity ranging from ethnic diversity to neurodiversity and are providing diversity and inclusion training and curriculum in the areas of bias, leading diverse teams, and sourcing diverse talent.

Inclusive Recruiting: Every member of our recruiting team is trained on how to source, engage, and recruit qualified diverse candidates. In fact, all recruiters are equipped to discuss a diverse hiring strategy with every hiring manager to ensure we continue to widen the candidate pipeline for all roles. Our University Recruiting and Intern programs weave diversity and inclusion into their strategies so that we are recruiting not only from diverse schools but also diverse clubs and programs across all schools. Our external relationships also are focused on organizations that represent diverse communities, including technical and non-technical women and ethnic minority organizations, as well as professional Veteran’s networks, to enable our hiring managers and recruiters to attend or speak at diverse conferences, share our job descriptions, and tell our employer brand story to a wider audience.

Inclusive Communities & Social Impact: We are in the process of developing new social impact programs to support employees and Roku in volunteerism, charitable activities, and youth engagement and anticipate we will have more to share related to our commitment to leaving a positive impact on young people and our wider community in future periods.

Inclusive Customer Advocacy: As a TV streaming platform for viewers in the U.S. and certain international locations, we want to reflect our users in our overall user experience and accessibility, content we license, and the channel on our platform. During 2020, we launched a policy designed to acknowledge key areas of diversity and identity thoughtfully, meaningfully, and inclusive of our diverse customer base, year-round.

Training & Employee Development

Our Learning and Development function provides our employees with the training and development needed to support our growth. Our employee training programs begin with a comprehensive New Hire Orientation that covers our culture and business. Our Orientation is supplemented by checklists and resources for an employee’s first 90 days. In addition to mandatory training covering Anti-Harassment, Anti-Discrimination, and Privacy trainings, we offer employees a highly encouraged suite of training offerings such as Effective Feedback, Effective Meetings, and Communication and Presentation Skills. Managers also are provided an additional set of trainings on Expectations for Managers, Interviewing and Hiring, and Performance Management to support new and newly promoted leaders in how to manage and lead effectively. Our employees also have free access to additional training in technical and non-technical subjects through LinkedIn Learning. We intend to continue to review, refresh, purchase and/or custom build additional training materials to support the performance and development needs of our global employees.

Compensation and Benefits

Our total compensation program is designed to attract, retain, and reward talented professionals. As a result, we endeavor to pay competitive total compensation that is guided by market rates and tailored to account for the specific needs and responsibilities of a particular position as well as the unique qualifications of the individual employee. In determining each employee’s total compensation, we consider what they would be paid by another employer, what we would have to pay to replace them it they leave Roku, and the amount we would pay to retain them. We pay employees total compensation that is comprised of salary and equity awards rather than offer specific benefits or perks that might be valued differently by different employees. We do not pay cash bonuses or have performance-based equity awards because our employees are expected to work at the highest level regardless of possible bonus payouts or awards.

Available Information

Our website address is www.roku.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”). Investors and others should note that we announce material financial information to our investors using our investor relations website (ir.roku.com), SEC filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services and other issues. It is possible that the information we make available may be deemed to be material information. We therefore encourage investors, the media, and others interested in our company to review the information we post on our investor relations website.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information contained on or accessible through the websites listed above is not incorporated by reference nor otherwise included in this report, and any references to these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

Risks Related to Our Business and Industry

•	the highly competitive nature of the TV streaming industry that is rapidly evolving;
•	our ability to monetize our streaming platform;
•	our ability to attract advertisers and advertising agencies to our demand-side advertising platform;
•	our ability to develop relationships with TV brands and service operators;
•	our ability to establish and maintain relationships with important content publishers;
•	popular or new content publishers not publishing their content on our streaming platform;
•	maintaining an adequate supply of quality video ad inventory on our platform and selling the available supply;
•	content publishers electing not to participate in platform features that we develop;
•	irrelevant or unengaging advertising, marketing campaigns or other promotional advertising on our platform;
•	our ability to attract users to and generate revenue from The Roku Channel;
•	users signing up for offerings and services outside of our platform;
•	the evolution of our industry and the impact of many factors that our outside of our control;
•	changes in consumer viewing habits;
•	our and our Roku TV brand partners’ reliance on retail sales channels to sell products;
•	our ability to build a strong brand and maintain customer satisfaction and loyalty;
•	advertiser and/or advertising agency delayed payment or failure to pay;
•	maintaining adequate customer support levels;
•	our ability to manage streaming device and other product introductions and transitions;
•	our and our Roku TV brand partners’ reliance on contract manufacturers and limited manufacturing capabilities;
•	our ability to forecast manufacturing requirements and manage inventory;
•	our ability to obtain key components from sole source suppliers;
•	interoperability of our streaming devices with content publishers’ offerings, technologies and systems;
•	detecting hardware errors or software bugs in our products before they are released to users;
•	component manufacturing, design or other defects that render our devices permanently inoperable;
•	our ability to obtain necessary or desirable third-party technology licenses;

Risks Related to Operating and Growing Our Business

•	our history of operating losses;
•	volatility of our quarterly operating results that could cause our stock price to decline;
•	our ability to manage our growth;
•	our ability to successfully expand our international operations;
•	seasonality of our business and its impact our revenue and gross profit;
•	attracting and retaining key personnel and managing succession;
•	maintaining systems that can support our growth, business arrangements and financial rules;
•	our ability to successfully complete acquisitions and investments and integrate acquired businesses;
•	our ability to comply with the terms of our outstanding credit facility;

•	our ability to secure funds to meet our financial obligations and support our planned business growth;

Risks Related to Cybersecurity, Reliability and Data Privacy

•	significant disruptions of information technology systems or data security breaches;
•	legal obligations and potential liability related to our users’ personal information;
•	our actual or perceived failure to adequately protect the personal and confidential information;
•	disruptions in computer systems or other services that results in a degradation of our platform;
•	changes in how network operators manage data that travel across their networks;

Risks Related to Intellectual Property

•	litigation resulting in the loss of important intellectual property rights;
•	failure to protect or enforce our intellectual property or proprietary rights;
•	our use of open source software;
•	our agreement to indemnify certain of our partners if our technology is alleged to infringe on third-parties’ intellectual property rights;

Risks Related to Macroeconomic Conditions

•	the current and future impact of the COVID-19 pandemic on our business;
•	natural disasters or other catastrophic events;

Legal and Regulatory Risks

•	enactment of or changes to government regulation or laws related to our business;
•	changes in general economic conditions, geopolitical conditions, and/or U.S. trade policies that impact our business;
•	U.S. or international rules that permit ISPs to limit internet data consumption by users;
•	changes to current or future laws, regulations or government actions that impact our partners;
•	liability for content that is distributed through or advertising that is served through our platform;
•	our ability to maintain effective internal controls over financial reporting;
•	the impact of changes in accounting principles;
•	compliance with laws and regulations related to the collection of sales tax and payment of income tax;
•	changes to U.S. or foreign taxation laws or regulations;
•	regulatory inquiries, investigations and proceedings;

Risks Related to Ownership of our Class A Common Stock

•	The dual class structure of our Class A common stock;
•	The volatility in the trading price of our Class A common stock;
•	Potential dilution or a decline in our stock price caused by future sales or issuance of our capital stock or rights to purchase capital stock;
•	A decline in our stock prices caused by future sales by existing stockholders;
•	Dependency on favorable securities and industry analyst reports;
•	The significant legal, accounting and other expenses associated with being a publicly-traded company;
•	The absence of dividends on our Class A or Class B common stock;
•	anti-takeover provisions in our charter; and
•

the limitations resulting from our selection of the Delaware Court of Chancery and the federal district courts of the United States as the exclusive forums for substantially all disputes between us and our stockholders.

Risks Related to Our Business and Industry

TV streaming is highly competitive and many companies, including large technology companies, content owners and aggregators, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract and retain users and our business will be harmed.

TV streaming is highly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer our users access to the content they love on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We also must effectively support popular sources of streaming content that are available on our platform, such as Amazon Prime Video, Disney+, Discovery+, HBO Max, Hulu, Peacock, Netflix and YouTube. And we must respond rapidly to actual and anticipated market trends in the TV streaming industry.

Companies such as Amazon, Apple and Google offer TV streaming devices that compete with our streaming players. In addition, Google licenses its Android operating system software for integration into smart TVs and service provider set-top boxes, and Amazon licenses its operating system software for integration into smart TVs. These companies have greater financial resources than we do and can subsidize the cost of their streaming devices in order to promote their other products and services, which could make it harder for us to acquire new users, retain existing users and increase streaming hours. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience. These companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as digital advertising or website product placement, and have greater resources to devote to such efforts than we do.

In addition, many TV brands offer their own TV streaming solutions within their TVs. Other devices, such as game consoles and many DVD and Blu-ray players, also incorporate TV streaming functionality. Similarly, some service operators offer TV streaming applications as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. If consumers of TV streaming content prefer alternative products to our streaming players and our partners' Roku TV models, we may not be able to achieve our expected growth in active accounts, streaming hours, revenue, gross profit or ARPU.

We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit or the failure of our players, Roku TV models or our platform to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming platform we need to continuously invest in our platform, product development, marketing, service and support and device distribution infrastructure. In addition, evolving TV standards such as 8K, HDR and unknown future developments may require further investments in the development of our players, Roku TV models, and our platform. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion, sales and distribution of their products or their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our sales volume, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.

In July 2018, we introduced our Roku TV Wireless Speakers, designed specifically for use with Roku TV models, in September 2019, we launched our Roku Smart Soundbar and Roku Wireless Subwoofer and in September 2020, we launched our Roku Streambar. As a result of these developments, we may face additional competition from makers of TV audio speakers and soundbars, as well as makers of other TV peripheral devices. While our audio products have not generated material amounts of revenue, if these products do not operate as designed or do not enhance the Roku TV or other viewing experience as we intend, our users’ overall viewing experience may be diminished, and this may impact the overall demand for Roku TV models or our other products.

We also compete for video viewing hours with mobile platforms (phones and tablets), and users may prefer to view streaming content on such devices. Increased use of mobile or other platforms for TV streaming could adversely impact the growth of our streaming hours, harm our competitive position and otherwise harm our business.

Our future growth depends on the acceptance and growth of OTT advertising and OTT advertising platforms.

We operate in a highly competitive advertising industry and we compete for revenue from advertising with other streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.

Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print. The future growth of our business depends on the growth of OTT advertising, and on advertisers increasing their spend on advertising on our platform. Although traditional TV advertisers showed growing interest in OTT advertising during 2020, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising, especially if our users no longer stream TV or significantly reduce the amount of TV they stream either as a result of lifting of stay-at-home orders, the end of the COVID-19 pandemic or for other reasons. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.

Our business model depends on our ability to generate platform revenue from advertisers and content publishers. We generate platform revenue primarily from advertising and audience development campaigns that run across our streaming platform and from content distribution services. As such, we are seeking to expand the number of active accounts and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of streaming hours, however, does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed on our platform. Moreover, streaming hours on our platform are measured whenever a player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. Beginning in the third quarter of 2019 through the first quarter of 2020, we updated the Roku OS with a feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature, which we refer to as “Are you still watching,” periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that the implementation of this feature across the Roku platform benefits us, our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, also have similar features within their channels. This Roku OS feature supplements these channel features. This feature has not had and is not expected to have a material impact on our financial performance.

Our ability to deliver more relevant advertisements to our users and to increase our platform’s value to advertisers and content publishers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Users may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements. Content publishers may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular channels to improve the relevancy of advertisements provided to our users. Other channels available on our platform, such as Amazon Prime Video, Apple TV+, Hulu and YouTube, are focused on increasing user engagement and time spent within their channel by allowing users to purchase additional content and streaming services within their channels. In addition, we do not currently monetize content provided on non-certified channels, which are not displayed in our channel store and must be added manually by the user, on our streaming platform. If our users spend most of their time within particular channels where we have limited or no ability to place advertisements or leverage user information, or users opt out from our ability to collect data for use in providing more relevant advertisements, we may not be able to achieve our expected growth in platform revenue or gross profit. If we are unable to further monetize our streaming platform, our business may be harmed.

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

If we are unable to attract advertisers or advertising agencies to our OneView Ad Platform or if we are not successful in running a demand-side advertising platform, our business may be harmed.

In 2020, we announced the rebranding of the OneView Ad Platform, a demand-side platform through which advertisers and advertising agencies can programmatically purchase and manage their OTT, desktop and mobile advertising campaigns. OneView leverages the DSP developed by dataxu, which we acquired in November 2019, and integrates the reach, inventory and capabilities of our proprietary advertising products and services. The market for programmatic OTT ad buying is an emerging market, and our current and potential advertisers and advertising agencies may not shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic OTT ad buying deteriorates or develops more slowly than we expect, advertisers and advertising agencies may not use OneView or we may not attract prospective advertisers or advertising agencies to OneView, and our business could be harmed. In addition, we have limited experience running a DSP and if OneView does not have the functionality or services expected by advertisers or advertising agencies, we may not be able to attract their advertising spend to OneView or our existing customers may not maintain or increase their spend on OneView. If we fail to adapt to our rapidly changing industry or to our customers evolving needs, advertisers and advertising agencies will not adopt OneView and our business may be harmed. We also may not be able to compete effectively with more established DSPs or be able to adapt to changes or trends in programmatic OTT advertising, which would harm our ability to grow our advertising revenue and harm our business.

Our growth will depend in part on our ability to develop and expand our relationships with TV brand partners in the United States and international markets and, to a lesser extent, service operators.

We have developed, and intend to continue to develop and expand, relationships with TV brand partners and, to a lesser extent, service operators in both the United States and international markets. Our licensing arrangements are complex and time-consuming to negotiate and complete. Our current and potential partners include TV brands, cable and satellite companies and telecommunication providers. We continue to invest in the growth and expansion of our Roku TV program both in the United States and International markets. Our licensing program for service operators has historically been primarily focused on international markets and has not been growing in scale in recent years, as we have shifted the focus of our international growth to the sale of Roku streaming players and Roku TV models.

In the past few years, the sale of Roku TV models by our TV brand partners has materially contributed to our active account growth, to our streaming hours, and to our platform monetization efforts. This growth has primarily been in the United States; however, our Roku TV licensing program has been expanded to certain international markets. We license the Roku OS and our smart TV reference designs to certain TV brand partners to manufacture co-branded smart TVs. We have not received, nor do we expect to receive, license revenue from these arrangements, but we expect to incur expenses in connection with these commercial agreements. The primary economic benefits that we derive from these license arrangements have been and will likely continue to be indirect, primarily from growing our active accounts, increasing streaming hours and generating advertising-related revenues on our platform. If these arrangements do not continue to result in increased active accounts and streaming hours, and if that growth does not in turn lead to successfully monetizing that increased user activity, our business may be harmed.

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

Under these license arrangements, we generally have limited control over the amount and timing of resources these entities dedicate to the relationship. If our TV brand or service operator partners fail to meet their forecasts for distributing licensed streaming devices, or chose to deploy competing streaming solutions within their product lines, our business may be harmed.

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.

Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the year ended December 31, 2020, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts or streaming device sales may be adversely affected, and our business may be harmed.

If popular or new content publishers do not publish content on our platform, we may fail to retain existing users and attract new users.

We must continuously maintain existing relationships and identify and establish new relationships with content publishers to provide popular streaming channels and popular content. In order to remain competitive, we must consistently meet user demand for popular streaming channels and content; particularly as we launch new players, new Roku TV models are introduced, or we enter new markets, including international markets. If we are not successful in helping our content publishers launch and maintain streaming channels that attract and retain a significant number of users on our streaming platform or if we are not able to do so in a cost-effective manner, our business will be harmed. Our ability to successfully help content publishers maintain and expand their channel offerings on a cost-effective basis largely depends on our ability to:

•	effectively promote and market new and existing streaming channels;
•	minimize launch delays of new and updated streaming channels; and
•	minimize streaming platform downtime and other technical difficulties.

In addition, if service operators, including pay TV providers, refuse to grant our users access to stream certain channels or only make content available on devices they prefer, our ability to offer a broad selection of popular streaming channels or content may be limited. If we fail to help our content publishers maintain and expand their audiences on the Roku platform or their channels are not available on our platform, our business may be harmed.

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

Our business model depends on our ability to grow video ad inventory on our streaming platform and sell it to advertisers. While The Roku Channel serves as a valuable source of video ad inventory for us to sell, we are also dependent on our ability to monetize video ad inventory within other ad-supported channels on our streaming platform. We seek to obtain the ability to sell such inventory from the content publishers of such channels. We may fail to attract content publishers that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform, or fail to obtain access to a sufficient quantity and quality of ad inventory from the publishers of such content. Our access to video ad inventory in ad-supported streaming channels on our platform varies greatly among channels; accordingly, we do not have access to all of the video ad inventory on our platform. For certain channels, including YouTube’s ad supported channel, we have no access to video ad inventory at this time, and we may not secure access in the future. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video ad inventory at reasonable costs to keep up with demand, our business may be harmed.

If our content publishers do not participate in new features that we may introduce from time to time, our business may be harmed.

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

We operate The Roku Channel, which offers both ad-supported free access for users to a collection of films, television series and other content as well as Premium Subscriptions, which allowing our users to pay for ad-free content from various content publishers, all on one streaming channel. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion and operation of The Roku Channel, which we monetize primarily through advertising. For example, in the first quarter of 2021, we acquired global content distribution rights, including rights to certain projects in development, from the mobile-first video distribution service known as Quibi, and announced that The Roku Channel will become the home of such content. If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through revenue generated from advertising. In order to attract users to the ad-supported content on The Roku Channel and drive streaming of ad-supported video on The Roku Channel, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. The agreements that we enter into with these content owners have varying terms and provide us with rights to make specific content available through The Roku Channel during certain periods of time. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements with the content owners, or enter into new agreements with other content owners, in order to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If we are unable to enter into content license agreements on acceptable terms to access content that enables us to attract and retain users of the ad-supported content on The Roku Channel, or if the content we do secure rights to stream, including for example the content that we acquired through the Quibi transaction described above, is ultimately not appealing to our users and advertisers, usage of The Roku Channel may decline, and our business may be harmed. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the available content, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient revenue from advertising to be cost effective for us to operate, regardless of our ability to sell Premium Subscriptions. In addition, we distribute The Roku Channel on platforms other than our own streaming platform, and there can be no assurance that we will be successful in attracting a large number of users and/or generating significant revenue from advertising through the distribution of The Roku Channel on such other streaming platforms.

If our users sign up for offerings and services outside of our platform or through other channels on our platform, our business may be harmed.

We earn revenue by acquiring subscribers for certain of our content publishers activated on or through our platform. If users do not use our platform for these purchases or subscriptions for any reason, and instead pay for services directly with content publishers or by other means that we do not receive attribution for, our business may be harmed. In addition, certain channels available on our platform allow users to purchase additional streaming services from within their channels. The revenue we earn from these transactions is generally not equivalent to the revenue we earn from activations on or through our platform that we receive full attribution credit for. Furthermore, for Premium Subscriptions, we only earn revenue for SVOD channels, including subscriptions to these services through The Roku Channel. Accordingly, if users activate subscriptions for SVOD channels, including channels available as Premium Subscriptions, other than on our platform, our business may be harmed.

We operate in a rapidly evolving industry that will be impacted by many factors that our outside of our control, which makes it difficult to evaluate our business and prospects.

TV streaming is a rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our products and streaming platform are subject to a high degree of uncertainty. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband internet access, the quality of broadband content delivery, the quality and reliability of new devices and technology, the cost for users relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. Accordingly, the future evolution of TV streaming as an industry, which is likely to impact our success, is dependent many of the factors that are outside of our control.

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

We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV model sales.

To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners' Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the year ended December 31, 2020, Amazon, Best Buy and Walmart in total accounted for 69% of our player segment revenue. These three retailers collectively accounted for 72% and 68% of our player revenue for the years ended December 31, 2019 and 2018, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or our TV brand partners' Roku TV models, choose not to prominently display those devices in their stores or on their websites, or close or severely limit access to their brick and mortar locations because of shutdowns related to the COVID-19 pandemic, the volume of our streaming devices sold could decrease, which would harm our business. If any of our existing TV brands choose to work exclusively with, or divert a significant portion of their business with us to, other operating system developers, this may impact our ability to license the Roku OS and our smart TV reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices and is able to market and promote these products more prominently on its website, and could refuse to offer or promote our devices on its website. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, could require us to increase our marketing expenditures to maintain our product visibility or result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

We must continually develop new and improved streaming devices and other products that meet changing consumer demands. Moreover, the introduction of a new streaming device or other product is a complex task, involving significant expenditures in research and development, promotion and sales channel development. For example, in 2018, we introduced our Roku TV Wireless Speakers, designed specifically for use with Roku TV models, in 2019 we introduced our Roku Smart Soundbar and Roku Wireless Subwoofer, and in 2020 we launched our Roku Streambar. Whether users will broadly adopt new streaming devices or other products is not certain. Our future success will depend on our ability to develop new and competitively priced streaming devices and other products and add new desirable content and features to our streaming platform. Moreover, we must introduce new streaming devices and other products in a timely and cost-effective manner, and we must secure production orders for those products from our contract manufacturers. The development of new streaming devices and other products is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new streaming devices and products depends on a number of factors, including:

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

•

tariffs and trade and export restrictions by the U.S. or foreign governments which could impact the pricing and availability of such devices and depress consumer demand; limit the ability of our contract manufacturers to obtain key parts, components, software, and technologies; lead to shortages; and

•	our ability to attract and retain world-class research and development personnel.

If any of these or other factors materializes, we may not be able to develop and introduce new products in a timely or cost-effective manner, and our business may be harmed.

We do not have manufacturing capabilities and primarily depend upon a limited number of contract manufacturers, and our operations could be disrupted if we encounter problems with our contract manufacturers.

We do not have any internal manufacturing capabilities and rely on a limited number of contract manufacturers to build our players, smart soundbars, wireless subwoofers and our wireless speakers. Our contract manufacturers are vulnerable to:

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

As a result, we have limited control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new streaming devices or other products. For example, during the quarter ended March 31, 2020, one of our contract manufacturers experienced extended factory closures related to the spread of COVID-19 resulting in supply chain disruptions for our players and elevated air freight costs to meet demand.

We also have limited control over our contract manufacturers’ quality systems and controls, and therefore must rely on them to manufacture our players and other products to our quality and performance standards and specifications. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our players and other products and ultimately our brand. Furthermore, any adverse change in our contract manufacturer’s financial or business condition could disrupt our ability to supply our players or other products to our retailers and distributors.

Our contracts with our contract manufacturers generally do not obligate them to supply our players or other products in any specific quantity or at any specific price. In the event our contract manufacturers are unable to fulfill our production requirements in a timely manner, their costs increase because of U.S. or international tariffs or export or import restrictions, or they decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards or at all. Any significant interruption in manufacturing at our contract manufacturers for any reason could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, or to incur higher freight costs than anticipated, which would negatively impact our player gross margin. In addition, our contract manufacturer’s facilities are located in Southeast Asia, the People’s Republic of China and Brazil and may be subject to political, economic, labor, trade, social and legal uncertainties that may harm or disrupt our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and trade restrictions on exports or imports. Furthermore, any manufacturing issues affecting the quality of our products, including players and audio products, could harm our business.

If our contract manufacturers fail for any reason to continue manufacturing our players or other products in required volumes and at high quality levels, or at all, we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed, or at all, or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards, or at all. Any significant interruption in manufacturing at a contract manufacturer could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, active account growth or streaming hour growth.

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

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as tariffs or other export or import restrictions on U.S. parts or components for finished players that are used in final assembly of their components or on the finished players themselves. There is also the risk that the strategic supplier may stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies, or become subject to U.S. or foreign sanctions or export control restrictions or penalties.

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

Risks Related to Operating and Growing Our Business

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We began operations in 2002 and we have experienced net losses and negative cash flows from operations in each year since inception. As of December 31, 2020, we had an accumulated deficit of $332.4 million and for the year ended December 31, 2020 we experienced a net loss of $17.5 million. We expect our operating expenses to increase in the future as we continue to expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

Our revenue, gross profit and other operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control. Factors that may contribute to the variability of our operating results and cause the market price of our Class A common stock to fluctuate include:

•	the entrance of new competitors or competitive products or services, whether by established or new companies;
•	our ability to retain and grow our active account base, increase engagement among new and existing users, and monetize our streaming platform;
•	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased taxes;
•	our revenue mix, which drives gross profit;
•	supply of advertising inventory on our advertising platform and advertiser demand for advertising inventory;

•	seasonal, cyclical or other shifts in revenue from advertising or player sales;
•	the timing of the launch of new or updated products, channels or features;
•	the addition or loss of popular content or channels;
•	the expense and availability of content to license for The Roku Channel;
•	the ability of retailers to anticipate consumer demand;
•	an increase in the manufacturing or component costs of our players or the manufacturing or component costs of our TV brand licensees for Roku TV models;
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

Our gross margins vary across our devices and platform offerings. Our player segment revenue has a lower gross margin compared to our platform segment revenue derived through our arrangements with advertising, content distribution, billing, and licensing activities. Gross margins on our players vary across player models and can change over time as a result of product transitions, pricing and configuration changes, component costs, player returns and other cost fluctuations. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic or sales channel mix, component cost increases, price competition, or the introduction of new streaming devices, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our player gross margin in an effort to increase the number of active accounts and grow our gross profit. As a result, our player segment revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to continue to increase our platform revenue and grow the number of active accounts, we may be unable to grow gross profit and our business will be harmed. If a reduction in gross margin does not result in an increase in our active accounts or increase our platform revenue and gross profit, our financial results may suffer, and our business may be harmed.

If we have difficulty managing our growth in operating expenses, our business could be harmed.

We have experienced significant growth in our research and development, sales and marketing, support services, operations, and general and administrative functions in recent years and expect to continue to expand these activities. Our historical growth has placed, and expected future growth will continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;
•	hire more employees, including engineers with relevant skills and experience;
•	expand internationally;
•	increase our sales and marketing efforts;
•	expand the capacity to manufacture and distribute our players;
•	broaden our customer support capabilities;
•	support a larger number of TV brand and service operators;
•	implement appropriate operational and financial systems; and
•	maintain effective financial disclosure controls and procedures.

If we fail to manage our growth effectively, we may not be able to execute our business strategies and our business will be harmed.

We may be unable to successfully expand our international operations and our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.

We currently generate the vast majority of our revenue in the United States and have limited experience marketing, selling, licensing and supporting our devices and running or monetizing our streaming platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our devices and streaming platform.

In the course of expanding our international operations and operating overseas, in addition to the risks we face in the United States, we will be subject to a variety of risks that could adversely affect our business, including:

•

differing regulatory requirements, including country-specific data privacy and security laws and regulations, consumer protection laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties on cross-border movements of goods or data flows, extension of limits on TV advertising minutes to OTT advertising, local content requirements, data or data processing localization requirements, or other trade restrictions;

•

compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, U.S. or foreign export controls and sanctions, and local laws prohibiting corrupt payments to government officials;

•

compliance with various privacy, data transfer, data protection, accessibility, consumer protection and child protection laws in the European Union (“EU”) and other international markets that we operate in;

•	slower adoption and acceptance of streaming devices and services in other countries;
•	competition with other devices that consumers may use to stream TV or existing local traditional pay TV services and products, including those provided by incumbent pay TV service providers;
•	greater difficulty supporting and localizing our streaming devices and streaming platform, including delivering support and training documentation in languages other than English;
•	our ability to deliver or provide access to popular streaming channels or content to users in certain international markets;
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
•

unstable political and economic conditions whatever the cause, including pandemics, impacts from the United Kingdom’s withdrawal from the EU (commonly referred to as “Brexit”), tariffs, trade wars, local or global recessions, or long-term environmental risks;

•

international political or social unrest or economic instability, including U.S.-China tensions, and other political, security, or economic tensions between countries in which we do business or which serve as sources for Roku products;

•	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations could impact our judgment in determining our tax provision and effective tax rate;
•

the imposition of customs duties on cross-border data flows for streaming services, which are currently prohibited under the WTO’s e-commerce moratorium, but could be permitted if certain WTO Members continue to oppose extension of the moratorium when it is considered at the WTO’s MC-12 Ministerial Meeting, which was postponed due to the COVID-19 pandemic and is scheduled to take place in 2021;

•

digital services taxes, which have been imposed or are under consideration by several European and other countries, which would lead to taxes on certain digital services even though the providers would not be subject to tax under existing international tax rules and treaties;

•

the COVID-19 pandemic or any other pandemics or epidemics could result in decreased economic activity in certain markets, decreased use of our products or platform, or in our decreased ability to import, export, ship, or sell our products to supply such services to existing or new customers in international markets;

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

We have in the past and may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions of businesses, products or technologies in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

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

In November 2019, we borrowed $100.0 million aggregate principal amount pursuant to the Term Loan A Facility and in March 2020, we borrowed $69.3 million aggregate principal amount of revolving loans pursuant to the Revolving Credit Facility. In May 2020, we entered into the Equity Distribution Agreement, pursuant to which we sold 4.0 million shares of our Class A common stock at an average selling price of $126.01 per share, for aggregate gross proceeds of $504.0 million, a portion of which was used to repay the $69.3 million outstanding under our Revolving Credit Facility. We also have outstanding letters of credit as of December 31, 2020 totaling $30.8 million against the Revolving Credit Facility.

As of December 31, 2020, we were in compliance with all of the financial covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the

Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

When we borrowed pursuant to the Revolving Credit Facility, we chose a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as the benchmark for establishing the applicable interest rate. LIBOR is the subject of national, international and other regulatory guidance and proposals for phase out. The future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of the developments cannot be entirely predicted and could have an adverse impact on the value of our LIBOR-linked financial obligations, such as an increase in the cost of our credit agreement indebtedness.

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

Risks Related to Cybersecurity, Reliability, and Data Privacy

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

Although we have, and may in the future, implement remote working protocols and offer work-issued devices to employees, the actions of our employees while working remotely may have a greater effect on the security of our systems and the data we process, including by increasing the risk of compromise to our systems or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control, or the ability to transmit or store company-controlled data outside of our secured network. These risks have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of government guidelines and internal policies that have been put in place in response to the COVID-19 pandemic.

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

We maintain insurance policies to cover certain losses relating to our information technology systems. However, there may be exceptions to our insurance coverage such that our insurance policies may not cover some or all aspects of a security incident. Even where an incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that we may be faced with in the wake of a security incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users, business partners, regulators or other relevant stakeholders may harm our reputation and our ability to retain existing users and attract new users. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for threat actors. Our platform also incorporates licensed software from third parties, including open-source software, and we may also be vulnerable to attacks that focus on such third-party software. Any attempts by threat actors to disrupt our platform, our streaming devices, website, computer systems or our mobile apps, if successful, could harm our business, subject us to liability, be expensive to remedy, cause harm to our systems and operations and damage our reputation. Efforts to prevent threat actors from entering our computer systems or exploiting vulnerabilities in our devices are expensive to implement and may not be effective in detecting or preventing intrusion or vulnerabilities. Such unauthorized access to our data could damage our reputation and our business and could expose us to the risk of contractual damages, litigation and regulatory fines and penalties that could harm our business. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter into new markets. Implementing, maintaining, and updating security safeguards requires substantial resources now and will likely be an increasing and substantial cost in the future.

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

We and our service providers collect, process, transmit and store the personal information of our users, which creates legal obligations and exposes us to potential liability.

We collect, process, transmit and store information about a variety of individuals including our users and their devices, and rely on third party service providers to collect, process, transmit and store personal information of our users, including our users’ payment card data. Further, we and our service providers as well as business partners use tracking technologies, including cookies, device identifiers and related technologies, to help us manage and track our users’ interactions with our platform, devices, website and partners’ content to deliver relevant advertising and personalized content for ourselves and on behalf of our partners on our devices.

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

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, cross-border transfer, localization, sharing and security of the data we receive from and about our users, employees and other individuals. The regulatory environment for the collection and use of personal information by device manufacturers, online service providers, content distributors, advertisers and publishers is evolving in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission (“FTC”), state attorneys general, the European Commission and European data protection authorities, have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and personal information collected through the internet, and we expect such scrutiny to continue to increase. The United States, U.S. states, and foreign governments have enacted and are considering laws and regulations that could significantly restrict industry participants’ ability to collect, use and share personal information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, the EU General Data Protection Regulation (“GDPR”) became effective in May 2018 and imposes detailed requirements related to the collection, storage and use of personal information related to people located in the EU or which is processed in the context of EU operations and places new data protection obligations and restrictions on organizations and may require us to make further changes to our policies and procedures in the future beyond what we have already done.

Further, in the wake of Brexit, there has been uncertainty with regard to the regulation of data protection in the United Kingdom. Although the United Kingdom enacted a Data Protection Act in May 2018, and the EU may declare the United Kingdom’s privacy laws as adequate for receiving personal information from the EU, a level of uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated after Brexit. We made changes to our data protection compliance program to prepare for the GDPR and will continue to monitor the implementation and evolution of data protection regulations, but if we are not compliant with GDPR or other data protection laws or regulations if and when implemented, we may be subject to significant fines and penalties (such as restrictions on personal information processing) and our business may be harmed. For example, under the GDPR, fines of up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater, as well as data processing restrictions could be imposed for violation of certain of the GDPR’s requirements. Other countries have also proposed or passed legislation with obligations similar to that of the GDPR.

The U.S. data protection legal landscape also continues to evolve, with states such as California and Nevada having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. The California Consumer Privacy Act went into effect in January 2020 and gives California residents certain rights with respect to their personal information such as rights to access and require deletion of their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was amended and the California Office of the Attorney General published final regulations to implement portions of the CCPA. In November 2020, the California Privacy Rights Act (“CPRA”) was passed into law and goes into effect on January 1, 2023 (with a ‘look-back’ to January 1, 2022). The CPRA builds on the CCPA and amongst other things, requires the establishment of a dedicated agency to regulate consumer privacy issues.

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

Applicable data privacy and security laws may also obligate us to employ security measures that are appropriate to the nature of the data we collect and process and, among other factors, the risks attendant to our data processing activities in order to protect personal information from unauthorized access or disclosure, or accidental or unlawful destruction, loss, or alteration. We have implemented security measures that we believe are appropriate, but a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. Given the evolving nature of security threats and evolving safeguards, we cannot be sure that our chosen safeguards will protect against security threats to our business including the personal information that we process. However, even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, certain data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing attacks, and we may remain responsible for successful access, acquisition or other disclosure of our data despite the quality and legal sufficiency of our security measures.

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) to the United States. However, there are certain unsettled legal issues regarding the adequacy of these data transfer mechanisms, the resolution of which may adversely affect our ability to transfer personal information from the EEA to the United States. On July 16, 2020, the European Court of Justice (the highest EU Court) ruled the EU-US Privacy Shield to be an invalid data transfer mechanism, confirmed that the Model Clauses remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. We are currently awaiting regulatory guidance from EU Data Protection Authorities and the US Department of Commerce on the impact of this ruling on broader international data transfer compliance for companies, including guidance on specific supplementary measures that all companies would be required to implement in addition to the Model Clauses. This may involve changes that require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. Our ability to continue to transfer personal information outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR, and we may experience operating disruptions if we are unable to conduct these transfers in the future. In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate.

We will continue to review our business practices and may find it necessary or desirable to make changes to our personal information processing to cause our transfer and receipt of EEA residents’ personal information to conform to applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate effect of evolving data protection regulation and implementation over time. Member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities.

In addition, some countries are considering or have enacted ‘data localization’ laws requiring that user data regarding users in their country be maintained in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. We expect that, in addition to the business as usual costs of compliance, the evolving regulatory interpretation and enforcement of laws such as the GDPR and CCPA, as well as other domestic and foreign data protection laws will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

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

Our actual or perceived failure to adequately protect personal information and confidential information that we (or our service providers or business partners) collect, store or process could trigger contractual and legal obligations, harm our reputation, subject us to liability and otherwise adversely affect our business including our financial results.

In the ordinary course of our business, we collect, store and process personal information (including payment card information) and/or other confidential information of our employees, our partners, and our users. We use third-party service providers and subprocessors to help us deliver our services. These vendors may store or process personal information, payment card information and/or other confidential information of our employees, our partners, or our users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected.

A variety of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, security, transfer, cross-border transfer, localization, and other processing of personal information. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, each state and the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, EU member states, and the United Kingdom, as well as some other foreign nations, have passed laws requiring notification to regulatory authorities, to affected users, and/or others within a specific timeframe when there has been a security breach involving certain personal information as well as impose additional obligations for companies. Additionally, our agreements with certain users or partners may require us to notify them in the event of a security breach. Such statutory and contractual disclosures are costly, could lead to negative publicity, may cause our users to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. Compliance with these obligations could delay or impede the development of new products and may cause reputational harm.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities could result in litigation with our users or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and/or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. Any actual or perceived inability to adequately protect the privacy of individuals’ information in our possession, custody or control may render our products or services less desirable and could harm our reputation and business. Any costs incurred as a result of this potential liability could harm our business.

Any significant disruption in our computer systems or those of third parties we utilize in our operations could result in a loss or degradation of service on our platform and could harm our business.

We rely on the expertise of our engineering and software development teams for the performance and operation of the Roku OS, streaming platform and computer systems. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our devices and streaming platform to existing and potential users. We utilize computer systems located either in our facilities or those of third-party server hosting providers and third-party internet-based or cloud computing services. Although we generally enter into service level agreements with these parties, we exercise no control over their operations, which makes us vulnerable to any errors, interruptions or delays that they may experience. In the future, we may transition additional features of our services from our managed hosting systems to cloud computing services, which may require significant expenditures and engineering resources. If we are unable to manage such a transition effectively, we may experience operational delays and inefficiencies until the transition is complete. Upon the expiration or termination of any of our agreements with third-party vendors, we may not be able to replace their services in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete. In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business. Any disruption in the services provided by these vendors could have adverse impacts on our business reputation, customer relations and operating results.

If any aspect of our computer systems or those of third parties we utilize in our operations fails, it may lead to downtime or slow processing time, either of which may harm the experience of our users. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. We expect to continue to invest in our technology infrastructure to maintain and improve the user experience and platform performance. To the extent that we or our third-party service hosting provider do not effectively address capacity constraints, upgrade or patch systems as needed and continually develop technology and network architecture to accommodate increasingly complex services and functions, increasing numbers of users, and actual and anticipated changes in technology, our business may be harmed.

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

Risks Related to Intellectual Property

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

Risks Related to Macroeconomic Conditions

The ongoing COVID-19 pandemic has impacted our business and we are unable to predict the extent to which the pandemic and related effects will continue to impact our business.

Beginning in the first quarter of 2020 and continuing into 2021, there has been widespread global impact from the COVID-19 pandemic, and our business has been, and will continue to be, impacted by the pandemic and resulting economic consequences. The spread of COVID-19 has caused us to take precautionary measures intended to help minimize the risk of the virus to our employees, including mandatory work-from-home policies, suspending non-essential business travel and canceling physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, TV brand partners, content publishers, advertisers, retail and distribution partners, contract manufacturers, services venders and supply chain. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and an extended period of remote work arrangements could disrupt our business, introduce business and operational risks, including cybersecurity risks, and could make it more difficult for us to effectively manage our business.

The COVID-19 pandemic and the precautionary measures that we have taken in response have had a mixed impact on our business during the year ended December 31, 2020. When staying-at-home restrictions were first issued in the first quarter of 2020, we saw an acceleration in both streaming hours, which has moderated since peaking in early in the second quarter, and account activations. In our platform segment, we experienced increases in trials of and subscriptions to SVOD content, growth in the consumption of AVOD content, and increased purchases of TVOD content. During the second quarter of 2020, we experienced delays in the start of some video advertising campaigns and an increase in advertising campaign cancellations. We also have encountered supply chain disruptions related to our players that resulted in elevated air freight costs to replenish inventory and meet increased demand. Additionally, at times some of our retail partners have had to close or severely limit access to their brick-and-mortar locations, resulting in reduced sale of devices in these locations. For example, during the holiday season our partners saw fewer shoppers in their brick-and-mortar locations. Further, our management team has focused on addressing the impacts of the COVID-19 pandemic on our business, which has required and will continue to require, a significant investment of their time and resources, and has diverted their attention away from other aspects of our business. In light of the COVID-19 pandemic, during 2020 our management team took steps to slow the rate of growth of our operating expenses and capital expenditures. Our management team also monitored our liquidity and in May 2020, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as sales agents (the “Equity Distribution Agreement”), pursuant to which we sold 4.0 million shares of our Class A common stock at an average selling price of $126.01 per share, for aggregate gross proceeds of $504.0 million, a portion of which was used to repay $69.3 million that we drew down on our Revolving Credit Facility in March 2020. Our management team will continue to evaluate our investments and initiatives for 2021 and will continue to monitor our liquidity as the COVID-19 pandemic continues to evolve.

The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governmental authorities to contain the virus or treat its impacts, the development and rollout of effective vaccines, possible variants of the virus that render vaccines ineffective, and how quickly and to what extent economic and operating conditions normalize. As staying-at-home restrictions are eased consumers may spend less time streaming TV, which could reduce our streaming hours and number of active accounts and also could negatively impact our platform revenue if we experience a decrease in sales of advertising or transactional revenue shares from content publishers. We also may incur significant operating costs and be exposed to increased liability risks as a result of the COVID-19 pandemic, both now and increasingly as once staying-at-home restrictions are lifted and employees begin to return to our offices, such as the cost of collecting additional information (including health and medical information) about our employees, contractors and visitors at our facilities; and testing supplies and personal protective equipment for on-site staff. In addition, with the increase in remote working during the COVID-19 pandemic, we may not be able to maintain the same level of control over the security of our systems or the personal information that we collect, store and process, particularly as cyber attackers appear to increasingly attempt to compromise systems and data in an effort to exploit this pandemic. Even after the COVID-19 pandemic itself has subsided, we may continue to experience impacts to our business as a result of any global economic impact, including as a result of an ongoing recession. For instance, a prolonged economic downturn may result in the purchase of fewer streaming devices which could lead to a reduction in account activations and streaming hours, and also could negatively impact our revenue. Our platform business also may be negatively impacted by decreases in total advertising spend, if advertising budgets do not continue to shift to OTT advertising or if acquiring content that our users want to watch becomes more difficult or costly for us or our content partners as the amount of new content decreases due to the COVID-19 pandemic. A prolonged economic downturn could also impact the overall financial condition of our TV brand partners, content publishers, advertisers, retailers, contract manufacturer, services venders and supply chain all of whom we depend on in order to operate our business. As a result, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the impact on our business cannot be reasonably estimated at this time.

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

Legal and Regulatory Risks

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

Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, and similar activities continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of existing bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use and share user information. The CCPA also imposes requirements on certain tracking activity. The EU already has existing laws, which are due for update in 2021, requiring advertisers or companies like ours to, for example, obtain unambiguous, affirmative consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. If we or the third parties that we work with, such as contract payment processing services, content publishers, vendors or developers violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

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

Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which our contract manufacturer and component suppliers are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs. For example, in November 2018, the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (“USMCA”) which supersedes the North American Free Trade Agreement. The USMCA has been ratified by the respective legislatures of each of the three countries. Congress approved the USMCA in the United States-Mexico-Canada Agreement Implementation Act (H.R.5430) in January 2020 (the “Act”), and the President signed the Act into law. The USMCA agreement entered into force on July 1, 2020, although there are some remaining issues with respect to ensuring that Mexico’s and Canada’s laws and regulations to ensure that both are fully in compliance with the USMCA obligations and commitments, and there may be further changes to interim regulations regarding customs procedures, rules of origin, and other provisions that could affect products sourced from Mexico or Canada, and their eligibility for duty-free entry into the U.S., Mexican, and Canadian markets.

The previous U.S. Administration threatened tougher trade terms with China, the European Union, and other countries, including the imposition of substantially higher U.S. Section 301 tariffs on roughly $320 billion of imports from China. In response, China imposed higher Chinese tariffs on a large amount of U.S. exports to China, which could affect the prices of U.S. origin parts or components of our products assembled in China. In January 2020, the U.S. and China signed a “Phase One” trade deal pursuant to which, among other things, the U.S. will modify its Section 301 tariff actions. As part of the Phase One agreement, the U.S. canceled additional Section 301 duties that were originally scheduled to go into effect in December 2019 on certain imported products, including certain of our products, and reduced the duties on certain other imported products, including televisions assembled in China by Roku TV brand partners, from 15% ad valorem to 7.5%. While the new U.S. Administration has promised a detailed review of U.S. policies toward China, it is unclear what the outcomes of the review will be or whether it could lead to additional U.S. tariffs, export controls, or sanctions.

At this time, it is unknown whether the Phase One deal will last or whether there will be sufficient progress on Phases Two and Three to lead to a further reduction in U.S.-China trade tensions: whether additional Section 301 tariffs will be imposed on Roku products, imported from China and, if so, how long U.S. tariffs on Chinese goods will remain in effect or whether even higher tariffs will be imposed, or new regulatory proposals to restrict trade will be adopted. There are also pressures on the new U.S. Administration to retaliate against China over China’s actions in Hong Kong and Xinjiang Province, which could lead to additional U.S., Chinese and other tariffs, or a resumption of trade hostilities, exposing us to increased tariffs in the U.S. and Chinese markets. Finally, there are questions whether international trade agreements will be negotiated or existing free trade agreements re-negotiated; whether new trade or tariff actions will be announced by the new Administration; or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes, and higher prices could depress consumer demand. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

On January 15, 2021, the U.S. Trade Representative found that Vietnam’s currency practices violate Section 301 of the Trade Act of 1974 but deferred any decision whether to take any specific actions in connection with its findings, leaving the decision whether to impose higher U.S. tariffs or other trade restrictions to the new U.S. Administration. This decision could lead to increased tariffs on products assembled in Vietnam, but none have been announced as of this time.

In addition, on October 2, 2020, the Office of the U.S. Trade Representative (USTR) initiated an investigation under Section 301 of the Trade Act of 1974 regarding Vietnam’s acts, policies, and practices related to the import and use of illegally harvested timber. While no decision has been reached yet in this investigation, as with China, USTR's Section 301 investigations of Vietnam could lead to retaliatory tariffs on U.S. imports from Vietnam if the U.S. concerns cannot be resolved through negotiations. Such tariffs may not be limited to products directly involved in the acts, policies, and practices found to violate Section 301 (e.g. tropical timber) and thus could affect other, unrelated products, including those sourced by us or our suppliers and licensees.

Also, various countries, in addition to the United States, regulate the import and export of certain commodities, software, and technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or collaborate on technology with our commercial or strategic partners, or could limit our commercial and/or strategic partners’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. In particular, the U.S. government continues to expand export control restrictions on China and Hong Kong, which may limit the company’s ability to collaborate with and transfer technology to partners in the region. Cross-border data transmissions are currently exempt from customs duties under the WTO’s temporary e-commerce moratorium on customs duties on electronic transmissions, but the moratorium faces opposition from certain WTO Members when it comes up for renewal at the WTO Ministerial Meeting, which was originally scheduled for June 2020. It has been postponed because of COVID-19 but may take place in 2021. Other potential barriers include the further proliferation of digital services taxes which potentially could expose certain digital services to new taxes, U.S. or foreign sanctions or related sanctions legislation, increased export and import restrictions stemming from governmental policies or U.S.-China “de-coupling,” or changes in the countries, governments, persons or technologies targeted by such regulations, restrictions, and sanctions. Any change in export or import regulations, the imposition of customs duties or other restrictions on intangible goods such as cross-border data flows, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or new customers in international markets or hamper our ability to source products, components, and parts from certain suppliers. Any decreased use of our products or limitation on our ability to export, import, or sell our products, or source parts and/or components, would harm our business.

Further, following the result of a referendum in 2016, the United Kingdom formally left the EU on January 31, 2020. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. The full effects of Brexit are uncertain. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.

The supply chains of our contract manufacturers and many of our licensees may source products, parts or components from China and other countries in the Asia-Pacific region. There are many uncertainties around the COVID-19 pandemic, including scientific and health issues, the unknown duration and extent of economic disruption in China and other markets in the region, and the impact on the Chinese, U.S., and global economies. As a result, the COVID-19 pandemic may result in further supply shortages of our products or our licensees’ products, and delays in shipping and transportation services that negatively impact our ability or our licensees’ ability to import, export, ship, or sell streaming devices to customers in U.S. and international markets. Any decrease, limitations or delays on our or our licensees’ ability to produce, import, export, ship, or sell our streaming devices would harm our business.

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

In January 2018, the FCC released a new order, known as the Restoring Internet Freedom Order (the “Order”), that repealed most of the blocking, throttling, and paid prioritization restrictions adopted in the Open Internet Order. The Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from conducting the “prohibited activities” but continued to require broadband internet access service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Order went into effect in April 2018 and the remainder went into effect in June 2018. Numerous judicial challenges to the Order were filed, and in October 2019, the Court of Appeals for the District of Columbia Circuit upheld nearly all of the Order, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet access service, requiring case by case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the Order where it found insufficient analysis but allowed the Order to remain in effect pending the FCC’s review. The original parties were denied a rehearing by the full U.S. Court of Appeals for the D.C. Circuit in February 2020 and the period to seek review by the Supreme Court has ended. On remand, the FCC reaffirmed its existing approach in October 2020; however, four petitioners sought reconsideration of the FCC’s decision in February 2021. The FCC, now newly organized following the inauguration of President Joe Biden, has yet to issue a decision in response to these petitions. To the extent the courts, the agencies or the states do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

Several states have adopted or are considering network neutrality legislation or regulation. For example, California’s legislation codifies portions of the FCC’s rescinded Open Internet Order. The U.S. Department of Justice filed suit in September 2018 to block implementation of the California law, and the California Attorney General agreed to delay implementation of the state law until the litigation is resolved. While the Department of Justice withdrew its challenge of the California net neutrality law in February 2021, the status of state net neutrality legislation remains uncertain because several broadband service provider trade associations also have sued California to invalidate its net neutrality law on grounds that the law is preempted by the Order, among other claims. Several states in addition to California have enacted net neutrality legislation and several governors have signed executive orders requiring broadband internet access service providers contracting with state agencies to adhere to network neutrality principles. The regulatory framework for network neutrality thus remains unsettled and is subject to ongoing federal litigation as well as federal and state legislative and regulatory activity.

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

However, the DMCA, Section 230, and similar statutes and doctrines that rely on or may rely on in the future, in the United States or international jurisdiction where we may operate, are subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the FCC Chair under President Trump said the FCC would seek comment on a petition for rulemaking filed by the National Telecommunications and Information Administration that sought to limit the scope of protection provided to online distribution platforms under Section 230. Since then, however, the acting FCC Chair appointed by President Biden has said the FCC will not seek comment on the NTIA petition. Regulatory or legislative changes, whether in the United States or in international jurisdictions where we may operate, may ultimately require us to take a different approach towards content moderation on our platform, which could diminish the depth, breadth, and variety of content we offer and, in so doing, reduce our advertising revenue or user base.

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

In addition, an increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes targeting online commerce, digital services, streaming services and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, Maryland recently passed legislation establishing a tax on certain advertising activities and in the EU, certain member states, and other countries have adopted or proposed taxes on digital advertising and marketplace service revenue. The OECD and G-20 are currently engaged in negotiations over an Inclusive Framework on “Base Erosion and Profit Shifting” (BEPS). The talks particularly target digital businesses, involve 135 countries, and could significantly alter the rules on international taxation of multinational enterprises. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations. The United States has threatened to impose retaliatory duties under Section 301 of the Trade Act of 1974 on imports from countries that adopt DSTs, which could result in increased trade tensions and potential retaliation by foreign governments against U.S. digital services or technologies.

We continue to examine the impact these and other tax reforms may have on our business. The impact of these and other tax reforms is uncertain and one or more of these or similar measures could seriously harm our business.

We have been, are currently, and may in the future be subject to regulatory inquiries, investigations and proceedings, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

We have been, are currently, and may in the future be subject to investigations and inquiries from government entities. These investigations and inquiries, and our compliance with any associated regulatory orders or consent decrees, may require us to change our policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, in the past, we responded to requests for information made by staff from the SEC.

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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of December 31, 2020, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 13% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are currently located in San Jose, California under a lease that expires in September 2030. We use this space for sales, research and development and administrative purposes. In addition, we lease various office and shared work spaces throughout the United States and internationally. We believe that our facilities are suitable to meet our current needs.

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 12 to the consolidated financial statements in Item 8 of this Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on The Nasdaq Global Select Market under the ticker symbol “ROKU.” Our Class B common stock is not listed or traded on any exchange.

Holders of Record

As of January 31, 2021, there were 62 stockholders of record of our Class A common stock. There were significantly more beneficial owners of our Class A common stock. As of January 31, 2021, there were approximately 22 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any dividends on our Class A or Class B common stock. We currently intend to retain all available funds and any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. The terms of our Credit Agreement also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our capital stock.

Sale of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graphs and Cumulative Total Return

The following graph shows the cumulative total stockholder return of an investment of $100 in cash from September 29, 2017 (the date our Class A common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2020, for (i) our Class A common stock, (ii) the Nasdaq Composite Index and (iii) the Peer Group of companies. Because no published index of comparable player and platform companies is currently available, we have used Peer Group of companies for the purposes of this graph in accordance with the requirements of the SEC. The Peer Group is made up of Facebook, Inc., Alphabet, Inc., Logitech International S.A., Netflix, Inc., Snap, Inc., Twitter, Inc., Yelp, Inc. and Zillow Group, Inc. Not all of the companies included in Peer Group participate in all the lines of business in which we are engaged, and some of the companies are engaged in lines of business in which we do not participate. Additionally, the market capitalization of some of the companies included in the Peer Group are different from ours.

Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A common stock or Class B common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company / Index	Sep-17	Sep-17	Dec-17	Mar-18	Jun-18	Sep-18	Dec-18	Mar-19	Jun-19	Sep-19	Dec-19	Mar-20	Jun-20	Sep-20	Dec-20
Roku, Inc.	$100	$190	$370	$222	$304	$522	$219	$461	$647	$727	$956	$625	$832	$1,348	$2,371
Nasdaq Composite Index	$100	$101	$107	$110	$117	$126	$104	$122	$126	$127	$142	$123	$160	$179	$206
Peer Group	$100	$101	$107	$107	$124	$119	$98	$117	$121	$120	$134	$119	$153	$169	$193

The information under “Stock Performance Graphs and Cumulative Total Return” is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
	(in thousands, except per share amount)
Equity compensation plans approved by security holders (2)	13,088	$26.19	26,509
Equity compensation plans not approved by security holders	—	—	—
Total	13,088	$26.19	26,509

(1) Restricted stock units have been excluded for purposes of computing weighted average exercise prices in column (b) as they do not have an exercise price.

(2) The number of securities remaining available for future issuance in column (c) includes 21,420 shares of Class A common stock, available for issuance under our 2017 Equity Incentive Plan (the “2017 Plan”) in column (a) and, includes 5,089 shares of Class A common stock available for issuance under our 2017 Employee Stock Purchase Plan. The number of shares authorized for issuance under the 2017 Plan are subject to an annual increase.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with the Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in Item 8 of this Report.

The consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited financial statements appearing in Item 8 of this Report. The consolidated statements of operations data for the year ended December 31, 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018, 2017 and 2016 are derived from audited financial statements not included in this Report. Our historical results are not necessarily indicative of the results that may be expected in any future period.

In 2017, the Company changed the fiscal year-end to match the calendar year-end. Prior to 2017, the Company’s fiscal year was the 52- or 53-week period that ended on the last Saturday of December. Fiscal year 2016 ended on December 31, 2016 and spanned 53 weeks.

	Years Ended December 31,
	2020 (1) (2)	2019 (1) (2)	2018 (1)	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total net revenue	$1,778,388	$1,128,921	$742,506	$512,763	$398,649
Net loss attributable to common stockholders	$(17,507)	$(59,937)	$(8,857)	$(63,509)	$(42,758)
Net loss per share attributable to common stockholders— basic and diluted (3)	$(0.14)	$(0.52)	$(0.08)	$(2.24)	$(9.01)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	123,978	115,218	104,618	28,308	4,746
Consolidated Balance Sheets Data:
Total assets	$2,270,542	$1,470,234	$464,997	$371,897	$179,078
Total long-term liabilities (4)	$422,206	$413,507	$26,342	$56,360	$43,217

(1)

We adopted the guidance in Revenue from Contracts (Topic 606) using the modified retrospective method effective January 1, 2018. Accordingly, the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018 reflect the impact of this adoption.

(2)

We adopted the guidance in Leases (Topic 842) using the optional transition method effective January 1, 2019. Accordingly, the consolidated statement of operations and consolidated balance sheets for the year ended December 31, 2020 and 2019 reflects the impact of this adoption.

(3)	See Note 16 to the consolidated financial statements in Item 8 of this Report, for an explanation of the calculations of basic and diluted net loss per common share.
(4)	Total long-term liabilities include non-current portions of debt, operating lease liabilities, deferred revenue, other long-term liabilities and preferred stock warrant liability.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report on Form 10-K, particularly in the section titled Item 1A. Risk Factors and the Note Regarding Forward-Looking Statements.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020.

Overview

We operate in two revenue segments: the platform segment and the player segment. Platform revenue is generated from the sale of digital advertising and related services, content distribution services, subscription and transaction revenue shares, Premium Subscriptions, billing services, sale of branded channel buttons on remote controls and licensing arrangements with service operators and TV brands.

Player revenue is generated primarily from the sale of streaming players. We expect to continue to manage the average selling prices (“ASP”) of our streaming players to increase our active accounts. As a result, player revenues may not increase as they have historically. We expect that the tradeoff from player gross profit to grow active accounts will result in increased platform monetization and gross profit.

COVID-19 Update

The widespread global impact from the outbreak and spread of the novel strain of coronavirus referred to as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, continued through the end of 2020. Precautionary measures to slow down the spread of the virus that were put in place by governmental authorities had eased in many locations but were re-instated in many geographies during the fourth quarter. We continue to have the majority of our workforce work from home to protect the health and safety of our employees and travel has been severely curtailed. The COVID-19 pandemic, and the resulting precautionary measures, have caused, and are expected to continue to cause, economic uncertainty both in the U.S. and globally as well as significant volatility in, and disruption to, financial markets.

During the fourth quarter of 2020, the ongoing COVID-19 pandemic continued to accelerate the shift of TV viewing away from traditional pay TV to streaming TV resulting in a faster growth of our active accounts and an increase in streaming hours. Although the growth in streaming hours per account moderated during the third quarter, streaming hours per account accelerated again during the fourth quarter to 17.0 billion hours. Despite advertising slowdown during the second quarter that we experience as a result of the COVID-19 pandemic, during the fourth quarter we had strong platform revenue growth driven by advertising spend and the expansion of content distribution partnerships. We believe advertising budgets will continue to shift from traditional linear TV to streaming TV and that we will benefit from this shift due to our advanced advertising capabilities. Major content publishers continue to re-organize around streaming and as a result, our content distribution business has benefited as our rapid rate of active accounts growth was accompanied by strong consumer demand for ad-supported viewing, subscription services and premium movie rentals. While we have experienced an increase in TV streaming during the COVID-19 pandemic and our business generally has generally, there can be no assurance that these patterns will continue into 2021.

Despite the adverse impact COVID-19 pandemic has had on global supply chains, we have largely been able to maintain inventory of our players, audio products and accessories in stock at retailers and online stores. During the fourth quarter, player sales moderated due to the impact of ongoing COVID-19 pandemic restrictions and ongoing economic uncertainty on holiday sales and consumer demand. While our player and Roku TV model sales have remained strong during the COVID-19 pandemic, there can be no assurance that these patterns will continue throughout the pandemic or beyond.

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

Our gross profit was $808.2 million and $495.2 million for the years ended December 31, 2020 and 2019, respectively.

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

We had 51.2 million and 36.9 million active accounts as of December 31, 2020 and 2019, respectively. During 2020, the fastest growing source of new accounts was licensing arrangements with our Roku TV brand partners and other service operators, which collectively accounted for 62% of new accounts, up from 56% in 2019.

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

Additionally, we believe that over time, increasing user engagement on our streaming platform increases our platform monetization because we earn platform revenue from various forms of user engagement, including advertising, revenue shares from subscriptions and transactional video on-demand. However, our revenue from content publishers is not tied to the hours streamed on their streaming channels, and the number of streaming hours does not correlate to revenue earned from such content publishers or ARPU on a period-by-period basis. Moreover, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player, then the particular streaming channel may auto-play subsequent content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes.

During the first quarter of 2020, we completed the deployment across all of our devices of a new Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature, which we refer to as “Are you still watching,” periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that the implementation of this feature across the Roku platform benefits us, our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, also have implemented similar features within their channels. This Roku OS feature supplements these channel features. This feature has not had and is not expected to have a material impact on our future financial performance.

We streamed 58.7 billion and 37.8 billion hours during the years ended December 31, 2020 and 2019, respectively.

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

Average Revenue per User

We measure our platform monetization progress with ARPU, which we believe represents the inherent value of our business. We define ARPU as our platform revenue for the trailing four quarters divided by the average of the number of active accounts at the end of the current period and the end of the corresponding period in the prior year. ARPU measures the rate at which we are monetizing our active account base and the progress of our platform business.

ARPU was $28.76 as of December 31, 2020 as compared to $23.14 as of December 31, 2019.

Factors Affecting Our Performance

Rate of TV streaming and advertising shift to OTT

Consumers have significantly shifted their TV viewing behavior, and we believe that someday all TV content will be streamed. We also believe this presents a large market opportunity for digital advertising. This shift in viewing behavior is a critical component of our business model because our platform revenue and player revenue, as well as our overall expense structure, is dependent on this shift. In addition, the number of hours streamed on our platform is a critical element of our business because user engagement with our platform generates our advertising inventory and determines our advertising sell through.

User acquisition strategy

We acquire users through three primary ways: our TV brand partners sell Roku TVs through our Roku TV licensing program, we sell streaming players, and we have licensing relationships with service operators. We monetize our user base through platform revenue. Player revenue and player gross profit have decreased, and may continue to decrease, over time as we strategically aim to acquire new users through the sale of lower priced streaming players.

Ability to monetize users and streaming hours

Our business model is to increase both active accounts and streaming hours while growing revenue and gross profit through the monetization of our streaming platform. We believe we have a significant opportunity to grow platform revenue as we further monetize our users’ engagement. Our platform makes it easy for content publishers to distribute and monetize their streaming content through three primary business models: transaction video on demand (“TVOD”) that includes channels that offer a la carte movie purchases or rentals, subscription video on demand (“SVOD”) that includes subscriptions to individual video on demand channels and so-called virtual multichannel video programming distribution services, and advertising supported video on demand (“AVOD”) that includes channels that do not charge a subscription fee to users. We generate revenue from TVOD and SVOD channels from various forms of revenue sharing arrangements. Our revenue sharing arrangements generally apply to new subscriptions for accounts that sign up for new services and to movie rentals or purchases for TVOD. Through our platform we also are able to offer content partners with billing services which support in-channel purchases including movie purchases, rentals, and subscriptions.

Revenue from the distribution of AVOD channels is generated through the sale of advertising within the channel. We are increasing the monetization of these streaming hours by expanding our advertising capabilities both on and off our platform. We intend to continue to leverage our data and analytics to deliver relevant advertising and improve the ability of our advertisers to optimize their campaigns and measure their results. We also plan to continue to expand our direct sales teams to increase the number of advertisers who use our services. The Roku Channel offers free, ad-supported access for users to a selection of films, television series and other content. The Roku Channel is a source of digital advertising inventory under our control and is another way that we connect content publishers with users. The Roku Channel provides customers with free access to over 50,000 titles, including hit Hollywood movies, TV episodes, news channels and more and is rapidly becoming one of our leading sources of advertising inventory. In January 2019, we launched Premium Subscriptions within The Roku Channel, through which we resell ad-free premium content subscription services from providers such as Showtime, Starz, and Epix.

Continued investment in growth

We believe that our future performance will depend on the success of the investments in our business that we have made, and will continue to make, to improve the value for users, content publishers and advertisers on our platform. We must regularly update and enrich our platform to meet evolving consumer behavior and deliver a superior experience for our users, content publishers and advertisers. Further, it is important that we remain a platform for content delivery and invest to provide content publishers with best-in-class publishing tools and actionable audience insights. We must continue to innovate and invest in our advertising capabilities and technology so that we attract and encourage incremental advertising spend on our platform. Accordingly, we plan to continue investing in our business to enhance our competitive differentiation and seed future growth. In particular, these investments will include: Research and Development initiatives to bring new features, technology, and content to our platform; Sales and Marketing efforts to drive increased scale and engagement of our user base; and building out our General and Administrative infrastructure to support a global scale business.

Seasonality

In the fourth quarter of each calendar year, we generally generate significantly higher levels of revenue and gross profit from platform segment revenue and significantly higher levels of player segment revenue. For the years ended December 31, 2020 and 2019, fourth quarter revenue comprised 37% and 36% of our total net revenue, respectively, and fourth quarter gross profit comprised 38% and 33% of our total gross profit, respectively.

Components of Results of Operations

Revenue

Platform Revenue

We generate platform revenue from advertising sales and related services, subscription and transaction revenue sharing arrangements with partners, the sale of Premium Subscription services, sales of branded channel buttons on remote controls and licensing arrangements with service operators. Our first-party video ad inventory includes The Roku Channel, native display ads on our home screen and screen saver as well as ad inventory we obtain through our content distribution agreements with publishers. To supplement supply, we re-sell video inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party inventory on a revenue share basis. To date, we have generated most of our platform revenue in the United States.

Player Revenue

We generate player revenue primarily from the sale of streaming players through consumer retail distribution channels, including major brick and mortar retailers, such as Best Buy and Walmart, and online retailers, including Amazon. We generate most of our player revenue in the United States. In our international markets, we primarily sell our players through wholesale distributors which, in turn, re-sell to retailers. We currently distribute our players in Canada, the United Kingdom, France, the Republic of Ireland, Mexico, Brazil and several other Latin American countries.

Player revenue also includes the sale of our audio products, including wireless speakers, smart soundbars and wireless subwoofers.

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue consists of costs associated with arrangements with content partners and publishers including advertising inventory and content or programming licensing fees. Cost of platform revenue also includes payment processing fees, allocated expenses associated with the delivery of our services including salaries, benefits and stock-based compensation for our operations and support teams, third-party cloud services and amortization of acquired technology.

Cost of Player Revenue

Cost of player revenue is comprised mostly of player manufacturing costs payable to our third-party contract manufacturer and technology licenses or royalty fees. Cost of player revenue also includes inbound and outbound freight, duty and logistics costs, third-party packaging and allocated overhead costs related to facilities and customer support, and salaries, benefits and stock-based compensation for operations personnel.

Operating and Other Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation for our development teams as well as outsourced development fees. In addition, research and development expenses include allocated facilities and overhead costs. We expect research and development expenses to increase in absolute dollars as we continue to invest in the development of our platform, player and TV products, advertising products and other platform services.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions and stock-based compensation expense for our employees engaged in sales and sales support, marketing, communications, data science and analytics, business development, product management and partner and customer support functions. Sales and marketing expenses also include marketing, retail and merchandising costs and allocated facilities and overhead expenses. We expect sales and marketing expenses to increase in absolute dollars in future periods as we focus on growing active accounts, platform and player revenues, and expanding our business internationally.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative personnel. General and administrative expenses also include outside legal, accounting and other professional service fees as well as allocated facility expenses. We expect our general and administrative expenses to increase due to the expansion of our business and related infrastructure.

Other Income (Expense), Net

For the year ended December 31, 2020, other income (expense), net consists of interest income on cash and cash equivalents, interest expense that primarily includes interest on our Credit Facility (as defined in ‘Liquidity and Capital Resources’ below) and amortization of deferred debt costs, foreign currency re-measurement and transaction gains and losses. For the years ended December 31, 2019 and 2018, other income (expense), net consists of interest income on short-term investments and cash balances, interest expense that primarily includes amortization of deferred debt costs, foreign currency re-measurement and transaction gains and losses.

Income Tax (Benefit) Expense

Our income tax (benefit) expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state income taxes in the United States. We have a valuation allowance for U.S. deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Years Ended December 31,
	2020	2019	2018
Net Revenue:
Platform	71%	66%	56%
Player	29%	34%	44%
Total net revenue	100%	100%	100%
Cost of Revenue:
Platform	28%	23%	16%
Player	27%	33%	39%
Total cost of revenue	55%	56%	55%
Gross Profit:
Platform	43%	43%	40%
Player	2%	1%	5%
Total gross profit	45%	44%	45%
Operating Expenses:
Research and development	20%	24%	23%
Sales and marketing	17%	16%	14%
General and administrative	10%	10%	10%
Total operating expenses	47%	50%	47%
Loss from Operations	(2)%	(6)%	(2)%
Other Income, Net:
Other income, net	—%	1%	1%
Total other income, net	—%	1%	1%
Loss before income taxes	(2)%	(5)%	(1)%
Income tax (benefit) expense	—%	—%	—%
Net loss attributable to common stockholders	(2)%	(5)%	(1)%

Comparison of Years Ended December 31, 2020 and 2019

Net Revenue

	Years Ended December 31,
	2020	2019	Change $	Change %
(in thousands, except percentages)
Platform	$1,267,744	$740,776	$526,968	71%
Player	510,644	388,145	122,499	32%
Total Net Revenue	$1,778,388	$1,128,921	$649,467	58%

Platform

Platform revenue increased by $527.0 million, or 71%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase is mostly attributable to higher advertising revenues, including revenue from our demand-side platform, which we acquired from dataxu in November 2019. In 2020, we re-branded our demand-side platform as the OneView Ad Platform and integrated it with Roku-native identity, data and attribution tools. Platform revenues also increased due to higher content distribution and related transactional revenues, including from Premium Subscriptions.

Player

Player revenue increased by $122.5 million, or 32%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the volume of streaming players sold in addition to increased revenues from the sale of audio products and accessories. During the year ended December 31, 2020, the volume of streaming players sold increased 28% as compared to the year ended December 31, 2019 offset by a 3% decrease in the average selling price of players. The increase in the volume of players sold was due to an increase in demand for lower priced models, namely the Roku Express player and the Roku Premiere player, and in part to consumers spending more time at home due to the COVID-19 pandemic.

Cost of Revenue

	Years Ended December 31,
	2020	2019	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$503,177	$262,655	$240,522	92%
Player	466,992	371,042	95,950	26%
Total Cost of Revenue	$970,169	$633,697	$336,472	53%
Gross profit:
Platform	$764,567	$478,121	$286,446	60%
Player	43,652	17,103	26,549	155%
Total Gross Profit	$808,219	$495,224	$312,995	63%

Platform

The cost of platform revenue increased by $240.5 million, or 92%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase is a result of higher advertising related costs including inventory acquisition costs, in addition to higher content licensing fees, programming fees and credit card processing fees totaling $215.3 million. Platform costs increased an additional $25.3 million due to increases in allocated personnel and operational overhead costs and amortization of acquired intangibles.

Gross profit for platform revenue increased by $286.4 million, or 60%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily driven by the overall growth in our platform revenues.

Player

The cost of player revenue increased by $96.0 million, or 26%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The cost of player revenue increased approximately $73.1 million due to an increase in the volume of players sold. Freight expenses increased by $14.2 million as a result of an increase in the volume of units sold as well as an increase in the overall cost of transportation. Packaging and other overhead costs increased by $8.7 million.

Gross profit for player revenue increased by $26.5 million, or 155%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, driven by higher sales volumes of player products and accessories and lower direct manufacturing costs.

Operating Expenses

	Years Ended December 31,
	2020	2019	Change $	Change %
(in thousands, except percentages)
Research and development	$355,784	$265,011	$90,773	34%
Sales and marketing	299,457	178,855	120,602	67%
General and administrative	173,231	116,417	56,814	49%
Total Operating Expenses	$828,472	$560,283	$268,189	48%

Research and development

Research and development expenses increased by $90.8 million, or 34%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily due to increases in personnel-related costs of $65.5 million as a result of increased engineering headcount of 14% and related stock-based compensation, higher professional service and consulting fees of $27.8 million, and higher allocated facilities costs of $11.7 million offset by allocations of overheads to cost of platform and player revenue of $14.2 million.

Sales and marketing

Sales and marketing expenses increased by $120.6 million, or 67%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily due to increases in personnel-related costs of $61.9 million related to increased headcount of 15% and related stock-based compensation in sales and sales support, product management, marketing and business analytics to support efforts to grow our business. Other sales and marketing expenses include an increase of $42.2 million mainly due to increase in marketing, retail and merchandising costs, an increase of $10.6 million in higher facilities costs, an increase of $5.6 million in outside consulting expenses, and an increase of $3.7 million in other expenses primarily related to higher amortization of acquired intangible assets offset by a decrease of $3.4 million in travel expenses due to the COVID-19 pandemic.

General and administrative

General and administrative expenses increased by $56.8 million, or 49%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily due to increases in personnel-related costs of $29.2 million related to increased headcount of 27% and related stock-based compensation, an increase of $16.1 million related to higher legal, consulting and professional service fees, an increase of $5.1 million related to higher facilities costs, an increase of $3.1 million in allowance for doubtful accounts primarily from adoption of accounting standard for credit losses, and a net increase of $3.3 million that includes various corporate expenses and overheads partly offset by a decrease in travel expenses due to the COVID-19 pandemic.

Other Income (Expenses), Net

	Years Ended December 31,
	2020	2019	Change $	Change %
(in thousands, except percentages)
Interest expense	$(3,432)	$(2,366)	$(1,066)	45%
Other income (expense), net	5,233	6,506	(1,273)	(20)%
Total Other Income (Expense), Net	$1,801	$4,140	$(2,339)	(56)%

Other income (expenses), net

Total other income (expense), net, decreased by $2.3 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. Interest expense, including amortization of deferred debt costs, was higher for the year ended December 31, 2020 due to higher level of borrowings under our Credit Facility as compared to the prior year. Other income, net was $1.3 million lower in the year ended December 31, 2020. Interest income declined $2.7 million for the year ended December 31, 2020 due to a significant drop in interest rates early in the year in reaction to the COVID-19 pandemic, which impacted our investment yields. This was offset by favorable foreign exchange totaling $1.4 million primarily related to the British Pound.

Income Tax (Benefit) Expenses

	Years Ended December 31,
	2020	2019	Change $	Change %
(in thousands, except percentages)
Income tax (benefit) expense	$(945)	$(982)	$37	(4)%

Income tax benefit

Income tax benefit arises from foreign income taxes and state income taxes in the United States.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $1,092.8 million. Approximately 1.2% of our cash was held outside the United States in accounts held by our foreign subsidiaries which are used to fund foreign operations.

Our primary sources of cash are receipts from platform and player revenue and proceeds from equity sales including equity issued pursuant to our employee stock option plans. The primary uses of cash are costs of revenue including third party manufacturing costs, costs to acquire advertising inventory, and content and programming license fees as well as operating expenses including payroll-related expenses, consulting and professional service fees, and facility and marketing expenses. Other uses of cash include purchases of property and equipment.

We have multi-year lease agreements for office space and incurred material expenses in 2020. We expect to continue to incur material expenses for facility and building related costs for our campus headquarters in San Jose, California as well as at other office locations in the U.S. and internationally. As our business and workforce continue to expand, we further expect ongoing purchases of computer systems and other investments in property and equipment. In addition, we may pursue merger and acquisition activities, including the acquisition of rights to programming and content assets that could materially impact our liquidity and capital resources.

We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A, Risk Factors and the effects of the COVD-19 pandemic. While the pandemic has not severely impacted our liquidity and capital resources to date, it has contributed to disruption and volatility in local economies and in capital and credit markets which could adversely affect our liquidity and capital resources in the future.

We may attempt to raise additional capital through the sale of equity securities or other financing arrangements. If we raise additional funds by issuing equity, the ownership of our existing stockholders will be diluted. Our Credit Agreement expires in February 2023. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to fixed payment obligations and also to restrictive covenants.

At-the-Market Offering

On May 13, 2020, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as our sales agents, pursuant to which we sold an aggregate of 4.0 million shares of our Class A common stock and received gross proceeds of $504.0 million at an average selling price of $126.01 per share and incurred issuance costs of $6.8 million.

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

For our current borrowings, we have elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio. The borrowings under the facility mature or have to repaid in full by February 2023. Our obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default. As of December 31, 2020, we were in compliance with all of the covenants of the Credit Agreement. See Note 10 to the consolidated financial statements in Item 8 of this Report, for additional details regarding the Credit Agreement.

We had outstanding letters of credit of $30.8 million and $30.7 million as of December 31, 2020 and December 31, 2019, respectively, against the Revolving Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$148,192	$13,707
Cash flows used in investing activities	(81,324)	(110,295)
Cash flows provided by financing activities	509,048	458,328

Cash Flows from Operating Activities

Our operating activities provided cash of $148.2 million for the year ended December 31, 2020. Our net loss of $17.5 million for the year ended December 31, 2020 was adjusted by non-cash charges of $225.7 million comprising mainly of $134.1 million of stock-based compensation, $36.2 million of depreciation and amortization primarily on property and equipment and acquired intangible assets, $28.7 million of amortization of operating lease right-of-use assets, $22.4 million of amortization of capitalized licensed content assets and $3.8 million of provision for doubtful accounts. The changes in our operating assets and liabilities used cash of $60.0 million comprised of outflows of $196.0 million from an increase in accounts receivable primarily driven by higher sales volume in the last quarter, $4.2 million from increased inventory levels at the end of the year, $3.5 million from an increase in prepaid and other current assets due to an increase in contract assets, prepaid taxes and other general expenses, and $1.1 million from an increase in other long term assets. These outflows were offset by cash inflows by an increase of $103.2 million from an increase in accrued liabilities related to content publisher payables, marketing, retail and merchandising costs, advertising inventory costs and overall growth in the volume of business, $21.5 million from an increase in deferred revenue due to overall growth in the volume of business, $13.0 million from an increase in operating lease liabilities for new leases added during the year, $6.4 million from an increase in accounts payable, and $0.6 million from an increase in other long-term liabilities.

Our operating activities provided cash of $13.7 million for the year ended December 31, 2019. Our net loss of $59.9 million for the year ended December 31, 2019 was adjusted by non-cash charges of $127.9 million comprising mainly of $85.2 million of stock-based compensation and $15.7 million of depreciation and amortization primarily on property and equipment and acquired intangible assets, $22.3 million of amortization of operating right-of-use assets and $2.9 million of amortization of capitalized licensed content assets. The changes in our operating assets and liabilities used cash of $54.2 million comprised of outflows of $110.2 million from an increase in accounts receivable due to increased seasonal revenues in the fourth quarter, $14.1 million from increasing inventory levels, $10.6 million from a decrease in deferred revenue, $9.9 million from an increase in prepaid and other current assets due to an increase in prepaid contracts, marketing expenses and prepaid capital expenditure for new facilities, $3.0 million from a decrease in other long-term liabilities, and $3.0 million from an increase in other long-term assets. These outflows were offset by cash inflows of $74.5 million from an increase in accrued liabilities due to timing of payments, increased content publishers payables, and overall growth in the volume of business, $11.7 million from an increase in operating lease liabilities, $9.4 million from an increase in accounts payable, and $1.1 million from a decrease in deferred cost of revenue.

Cash Flow from Investing Activities

Our investing activities used cash of $81.3 million for the year ended December 31, 2020. The cash used comprised of $82.4 million for the purchase of property and equipment, which primarily related to expenditures on leasehold improvements related to expanding our facilities and other capital investments, partially offset by $1.1 million of cash received from proceeds from the resolution of purchase acquisition contingencies.

Our investing activities used cash of $110.3 million for the year ended December 31, 2019. The cash used comprised of $77.2 million for the purchase of property and equipment, which primarily related to expenditures on leasehold improvements related to expanding our facilities and other capital investments, $68.1 million related to the acquisition of dataxu, Inc., $12.4 million spent on the purchase of short-term investments, and $7.4 million related to the purchases of other intangible assets, partially offset by $54.8 million received from sales/maturities of short-term investments.

Cash Flow from Financing Activities

Our financing activities provided cash of $509.0 million for the year ended December 31, 2020. The cash was received mainly from net proceeds from the issuance of common stock through our at-the-market offering amounting to $497.2 million, net of offering costs and proceeds from the exercise of employee stock options of $16.8 million. We borrowed and repaid $69.3 million of our Revolving Credit Facility in addition to the repayments of $5.0 million on our Term Loan A during the year.

Our financing activities provided cash of $458.3 million for the year ended December 31, 2019. The cash was received mainly from net proceeds from the issuance of Class A common stock through our at-the-market offerings amounting to $330.5 million, net of offering costs, proceeds from borrowings amounting to $99.6 million, net of issuance costs, and proceeds from the exercise of employee stock options of $28.2 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the years ended December 31, 2020 and 2019, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our non-cancelable contractual obligations were as follows as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Term Loan A Facility (1)	$95,000	$5,000	$90,000	$—	$—
Purchase commitments (2)	185,945	185,945	—	—	—
Operating lease obligations (3)	440,645	50,889	94,974	92,930	201,852
Other obligations (4)	70,990	42,574	26,376	2,040	—
Total	$792,580	$284,408	$211,350	$94,970	$201,852

(1)

Represents the principal amount of Term Loan A Facility. For additional information regarding the terms of the debt and interest payable, see Note 10 to the consolidated financial statements in Item 8 of this Report.

(2)	Represents commitments to purchase finished goods from our contract manufacturer and other inventory related items.
(3)	Represents future minimum lease payments under operating leases.
(4)	Represents commitments included in other non-cancelable arrangements like licensed content assets, advertising inventory costs and other platform services.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $29.2 million of such non-current liabilities not included in our consolidated balance sheets as of December 31, 2020.

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

Revenue Recognition

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations may require significant judgment.

Judgment is required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. For performance obligations routinely sold separately, the SSP is determined by evaluating such stand-alone sales. For those performance obligations that are not routinely sold separately, we determine SSP using information that may include market conditions and other observable inputs.

To the extent platform services are part of multiple element arrangement, revenue recognition of each performance obligation in the estimated transaction price of a contract is based on the expected value for which a significant reversal of revenue is not expected to occur. The estimate of the variable consideration is based on the assessment of historical, current, and forecasted performance noted and expected from the performance obligation.

For the sale of third-party goods and services, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.

Our player revenue includes allowances for returns and sales incentives in the estimated transaction price. The estimates for returns and sales incentives are based on historical experience and anticipated performance. We provide unspecified upgrades and updates to our player end users. We record the allocated value of these as deferred revenue and recognize it ratably on a time elapsed basis over the estimated economic life of the associated players. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

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

Goodwill and Intangible Assets

We test goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or when specific circumstances dictate, between annual tests. We measure recoverability of goodwill at the reporting unit level. The process of determining the fair value of a reporting unit is highly subjective and involves the use of significant estimates and assumptions. In performing our annual assessment, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform a quantitative assessment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is, more likely than not, less than its carrying amount, then the quantitative assessment is performed. Any excess of the reporting unit's carrying amount over its fair value will be recorded as an impairment loss.

We identify intangible assets acquired in a business combination and determine their fair value. The determination involves certain judgments and estimates. These judgments include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate discount weighted-average cost of capital. We amortize purchased-intangible assets on a straight-line basis over the estimated useful life of the assets. We review purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances indicate an asset’s carrying amount may not be recoverable, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the asset group against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of these asset groups. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Allowances for Sales Returns, Sales Incentives and Doubtful Accounts

Accounts receivable are stated at invoice value less estimated allowances for sales returns, sales incentives and doubtful accounts which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We perform an ongoing analysis of various factors including our historical experience, promotional programs, claims to date and other business factors to determine the allowances for sales returns and sales incentives.

We assess collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with collectability issues and determine the allowance for doubtful accounts. We regularly review the allowance by considering historical collectability based on past due status, credit quality, and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We consider customer-specific information and current economic conditions that may affect a customer’s ability to pay.

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

We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of stock options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•	Fair Value of Our Common Stock. We use the closing market price for our Class A common stock as reported on The Nasdaq Global Select Market on the date of grant.
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

Recent Accounting Pronouncements

The recent accounting pronouncements adopted during the year ended December 31, 2020 and those not yet adopted are discussed and included in Note 2 to the consolidated financial statements in Item 8 of this Report. They are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents and interest expense on the Credit Facility. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of December 31, 2020, borrowings under the Term Loan A Facility totaled $95.0 million with an effective interest rate of 2.03%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $1.0 million.

Foreign Currency Exchange Rate Risk

Most of our revenue is generated within the United States and we have minimal foreign currency risk related to our revenue. In addition, most of our operating expenses are denominated in the U.S. dollar, resulting in minimal foreign currency risks. In the future, if our international revenues increase or more of our expenses are denominated in currencies other than the U.S. dollar, our exposure to foreign currency risk will likely be more significant. For any of the periods presented, we did not enter into any foreign exchange contracts. However, in the future, we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Roku, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Roku, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the optional transition method.

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

Critical Audit MatterThe critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Variable Consideration Determination of Content Distribution Services and Branded Channel Buttons – Refer to Note 3 to the financial statements

Critical Audit Matter Description

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s forecast used in the determination of future variable consideration included the following, among others:

•	We tested the effectiveness of controls over management’s forecasting process related to content distribution services and branded channel buttons.
•	We selected a sample of revenue arrangements with variable consideration and performed the following:
o	Obtained contractual documents for each selection, including master agreements and other related documents.
o

Analyzed the contractual documents to determine if all arrangement terms that may have an impact on revenue recognition were identified and properly considered in the evaluation of the accounting for the contract, including terms and conditions for revenue sharing.

o	Performed inquiries with applicable individuals in the Company’s finance and sales departments regarding the estimates for sales of branded channel buttons.
o	Evaluated management’s accuracy of forecasting by comparing the historical forecasts of consideration to actual consideration received.
o	Evaluated changes from prior period forecasts to current period forecasts, when applicable.
o

Compared management’s forecasts of variable consideration to historical data, other information within the Company, and certain publicly available historical and forecasted industry information, when applicable.

o

Tested the mathematical accuracy of the compilation of the forecast.The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 25, 2021

We have served as the Company's auditor since 2008.

ROKU, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,092,815	$515,479
Restricted cash	434	1,854
Accounts receivable, net of allowances of $41,236 and $27,521 as of	523,852	332,673
December 31, 2020 and 2019, respectively
Inventories	53,895	49,714
Prepaid expenses and other current assets	26,644	25,943
Total current assets	1,697,640	925,663
Property and equipment, net	155,197	103,262
Operating lease right-of-use assets	266,197	283,291
Intangible assets, net	62,181	76,668
Goodwill	73,058	74,116
Other non-current assets	16,269	7,234
Total Assets	$2,270,542	$1,470,234
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$112,314	$115,227
Accrued liabilities	347,668	198,347
Current portion of long-term debt	4,874	4,866
Deferred revenue, current portion	55,465	39,861
Total current liabilities	520,321	358,301
Long-term debt, non-current portion	89,868	94,742
Deferred revenue, non-current portion	21,283	15,370
Operating lease liability, non-current portion	307,936	301,694
Other long-term liabilities	3,119	1,701
Total Liabilities	942,527	771,808
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value;	13	12
1,150,000 (Class A - 1,000,000 and Class B - 150,000) shares authorized as of December 31, 2020 and 2019;
128,004 (Class A - 110,645 and Class B - 17,359) shares and
119,897 (Class A - 93,574 and Class B - 26,323) shares
issued and outstanding as of December 31, 2020 and 2019, respectively
Additional paid-in capital	1,660,379	1,012,218
Accumulated other comprehensive income	29	29
Accumulated deficit	(332,406)	(313,833)
Total stockholders’ equity	1,328,015	698,426
Total Liabilities and Stockholders’ Equity	$2,270,542	$1,470,234

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net Revenue:
Platform	$1,267,744	$740,776	$416,863
Player	510,644	388,145	325,643
Total net revenue	1,778,388	1,128,921	742,506
Cost of Revenue:
Platform	503,177	262,655	120,543
Player	466,992	371,042	289,815
Total cost of revenue	970,169	633,697	410,358
Gross Profit:
Platform	764,567	478,121	296,320
Player	43,652	17,103	35,828
Total gross profit	808,219	495,224	332,148
Operating Expenses:
Research and development	355,784	265,011	170,692
Sales and marketing	299,457	178,855	102,780
General and administrative	173,231	116,417	71,972
Total operating expenses	828,472	560,283	345,444
Loss from Operations	(20,253)	(65,059)	(13,296)
Other Income (Expense), Net:
Interest expense	(3,432)	(2,366)	(346)
Other income (expense), net	5,233	6,506	4,309
Total other income (expense), net	1,801	4,140	3,963
Loss Before Income Taxes	(18,452)	(60,919)	(9,333)
Income tax (benefit) expense	(945)	(982)	(476)
Net Loss Attributable to Common Stockholders	$(17,507)	$(59,937)	$(8,857)
Net loss per share attributable to common stockholders—basic and diluted	(0.14)	$(0.52)	$(0.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	123,978	115,218	104,618

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net Loss Attributable to Common Stockholders	$(17,507)	$(59,937)	$(8,857)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on short-term investments, net of tax	—	17	(17)
Foreign currency translation adjustment	—	29	—
Other comprehensive gain (loss), net of tax	—	46	(17)
Comprehensive Net Loss	$(17,507)	$(59,891)	$(8,874)

See accompanying Notes to Consolidated Financial Statements

ROKU, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance—December 31, 2017	99,157	$10	$435,607	$—	$(283,338)	$152,279
Vesting of early exercised stock options	—	—	239	—	—	239
Issuance of common stock pursuant to equity incentive plans, net of taxes	10,481	1	25,033	—	—	25,034
Issuance of common stock pursuant to exercise of common stock warrants, net	141	—	-	—	—	—
Stock-based compensation expense	—	—	37,674	—	—	37,674
Share repurchases	(9)	—	—	—	—	—
Adoption of ASU 2016-16	—	—	—	—	(40)	(40)
Adoption of ASU 2014-09	—	—	—	—	38,339	38,339
Unrealized loss on short-term investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(8,857)	(8,857)
Balance—December 31, 2018	109,770	11	498,553	(17)	(253,896)	244,651
Vesting of early exercised stock options	—	—	86	—	—	86
Share repurchases	(2)	—	—	—	—	—
Issuance of common stock pursuant to equity incentive plans	6,169	1	28,181	—	—	28,182
Issuance of common stock pursuant in connection with at-the-market offerings, net of issuance costs of $6.4 million	3,389	—	330,539	—	—	330,539
Issuance of common stock in connection with acquisition	571	—	69,684	—	—	69,684
Stock-based compensation expense	—	—	85,175	—	—	85,175
Unrealized gain on short-term investments	—	—	—	17	—	17
Foreign currency translation adjustment	—	—	—	29	—	29
Net loss	—	—	—	—	(59,937)	(59,937)
Balance—December 31, 2019	119,897	12	1,012,218	29	(313,833)	698,426
Vesting of early exercised stock options	—	—	38	—	—	38
Issuance of common stock pursuant to equity incentive plans	4,107	1	16,805	—	—	16,806
Issuance of common stock pursuant in connection with at-the-market offering, net of issuance costs of $6.8 million	4,000	—	497,242	—	—	497,242
Stock-based compensation expense	—	—	134,076	—	—	134,076
Adoption of ASU 2016-13	—	—	—	—	(1,066)	(1,066)
Net loss	—	—	—	—	(17,507)	(17,507)
Balance—December 31, 2020	128,004	$13	$1,660,379	$29	$(332,406)	$1,328,015

See accompanying Notes to Consolidated Financial Statements.

ROKU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(17,507)	$(59,937)	$(8,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,206	15,669	8,389
Stock-based compensation expense	134,076	85,175	37,674
Amortization of right-of-use assets	28,743	22,328	—
Amortization of content assets	22,392	2,914	—
Provision for doubtful accounts	3,801	704	876
Other items net	524	1,101	1,465
Changes in operating assets and liabilities:
Accounts receivable	(196,046)	(110,225)	(50,673)
Inventories	(4,181)	(14,129)	(2,953)
Prepaid expenses and other current assets	(3,450)	(9,934)	(306)
Deferred cost of revenue	—	1,143	2,261
Other noncurrent assets	(1,128)	(3,060)	(732)
Accounts payable	6,410	9,409	(98)
Accrued liabilities	103,218	74,512	17,914
Operating lease liabilities	12,999	11,658	—
Other long-term liabilities	618	(3,024)	(1,101)
Deferred revenue	21,517	(10,597)	10,063
Net cash provided by operating activities	148,192	13,707	13,922
Cash flows from investing activities:
Purchase of property and equipment	(82,382)	(77,180)	(18,327)
Purchase of business, net of cash acquired	—	(68,132)	—
Proceeds from escrows associated with acquisition	1,058	—	—
Purchase of intangible assets	—	(7,428)	—
Purchases of short-term investments	—	(12,365)	(53,806)
Sales/maturities of short-term investments	—	54,810	12,000
Net cash used in investing activities	(81,324)	(110,295)	(60,133)
Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	69,325	99,608	—
Repayments of borrowings	(74,325)	—	—
Holdback payment for a prior business acquisition	—	—	(500)
Proceeds from equity issued under incentive plans, net of repurchases	16,806	28,181	25,025
Proceeds from equity issued under at-the-market offerings, net of offering costs	497,242	330,539	—
Net cash provided by financing activities	509,048	458,328	24,525
Net increase (decrease) in cash, cash equivalents and restricted cash	575,916	361,740	(21,686)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	29	—
Cash, cash equivalents and restricted cash —Beginning of period	517,333	155,564	177,250
Cash, cash equivalents and restricted cash —End of period	$1,093,249	$517,333	$155,564
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	1,092,815	515,479	155,564
Restricted cash	434	1,854	—
Cash, cash equivalents and restricted cash —End of period	$1,093,249	$517,333	$155,564

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,470	$3,095	$493
Cash paid for income taxes	$1,014	$759	$564
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock for business combinations	$—	$69,684	$—
Unpaid portion of property and equipment purchases	$1,242	$10,762	$1,617
Unpaid portion of acquisition related expenses	$—	$2,190	$—
Unpaid portion of purchased intangibles	$—	$400	$—
Unpaid portion of at-the-market offering costs	$—	$144	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The consolidated financial statements, which include the accounts of Roku, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior period amounts within cash flow from operations in the statement of cash flows, have been reclassified to conform to current period presentation. These reclassifications had no effect on net cash provided by operating activities for any period reported.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgements, and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses. Significant items subject to such estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, determining the stand-alone selling prices of performance obligations, gross versus net revenue recognition, evaluation of customer versus vendor relationships, and other obligations such as sales return reserves and sales incentive programs; the impairment of goodwill and intangible assets; useful lives of tangible and intangible assets; allowances for doubtful accounts; the valuation of deferred income tax assets; and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates and assumptions.

Comprehensive Loss

The comprehensive loss is equal to the net loss for the year ended December 31, 2020. Comprehensive loss includes unrealized gains on the Company’s short-term investments and foreign currency translation adjustments for the year ended December 31, 2019. Comprehensive loss includes unrealized losses on the Company’s short-term investments for the year ended December 31, 2018. Income taxes on the unrealized gains or losses are not material.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and nonmonetary assets and liabilities are remeasured at historical rates. Revenues and expenses are remeasured at average exchange rates in effect during each period. Foreign currency gains or losses from re-measurement and transaction gains or losses are recorded as other income (expense), net in the consolidated statements of operations. During the year ended December 31, 2020, the Company recorded a foreign currency gain of $1.3 million. During the years ended December 31, 2019 and 2018, the Company recorded a foreign currency loss of $0.2 million and $0.5 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020, two financial institutions managed 46% and 26%, respectively, of the Company’s total cash and cash equivalents balance. As of December 31, 2019, the same two financial institutions managed 65% and 34%, respectively, of the Company’s total cash and cash equivalents balance.

Accounts Receivable, net

Accounts receivable are typically unsecured and are derived from revenue earned from customers. They are stated at invoice value less estimated allowances for sales returns, sales incentives and doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and doubtful accounts. The Company considers historical experience, ongoing promotional activities, historical claim rate and other factors to determine the allowances for sales returns and sales incentives.

Allowance for Sales Returns: Allowance for sales returns consist of the following activities (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$(6,550)	$(7,335)	$(6,907)
Charged to revenue	(14,594)	(15,541)	(17,396)
Utilization of sales return reserve	15,232	16,326	16,968
Ending balance	$(5,912)	$(6,550)	$(7,335)

Allowance for Sales Incentives: Allowance for sales incentives consisted of the following activities (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$(19,476)	$(13,750)	$(10,442)
Charged to revenue	(68,315)	(65,676)	(50,958)
Utilization of sales incentive reserve	56,953	59,950	47,650
Ending balance	$(30,838)	$(19,476)	$(13,750)

Allowance for Doubtful Accounts: Allowance for doubtful accounts consisted of the following activities (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance, beginning of period	$(1,140)	(686)	(63)
Impact of adoption of ASU 2016-13	(1,066)	—	—
Adjusted balance, beginning of period	(2,206)	(686)	(63)
Provision for doubtful accounts	$(3,801)	$(704)	$(876)
Adjustments for recovery and write-off	1,826	250	253
Balance, end of period	(4,181)	(1,140)	(686)

Customer H accounted for 11% of the accounts receivable, net balance as of December 31, 2020. The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of December 31, 2019.

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

Intangible Assets

Intangible assets acquired through business combinations are recorded at their fair values upon acquisition close. Intangible assets are amortized using the straight-line method over their estimated useful lives. The Company evaluates the estimated remaining useful lives of its intangible assets annually and when events or changes in circumstances warrant a revision to the remaining periods of amortization.

Impairment Assessments

The Company evaluates goodwill for possible impairment at least annually during the fourth quarter of each fiscal year or more often, if and when circumstances indicate that goodwill may be impaired. This includes but is not limited to significant adverse changes in the business climate, market conditions, or other events that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing its annual assessment, the Company can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or it can directly perform a quantitative assessment. Based on the Company’s qualitative assessment, if it is determined that the fair value of our reporting unit is, more likely than not, less than its carrying amount, then the quantitative assessment is performed. Any excess of the reporting unit's carrying amount over its fair value is be recorded as an impairment loss.

The Company reviews long-lived assets, intangible assets and capitalized licensed content assets with finite lives for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the asset group exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the asset group.

The Company did not recognize any impairment for goodwill, intangible assets or capitalized licensed content assets in any periods reported. The impairments of operating right-of-use assets during the years ended December 31, 2020 and 2019 were not material.

Revenue Recognition

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

In arrangements with multiple performance obligations, the estimated transaction price of each contract is allocated to each distinct performance obligation based on relative stand-alone selling price (“SSP”). For performance obligations routinely sold separately, the SSP is determined by evaluating such stand-alone sales. For those performance obligations that are not routinely sold separately, the Company determines SSP based on market conditions and other observable inputs.

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

Revenue is recorded net of taxes collected from customers which are subsequently remitted to the relevant government authority. The Company does not capitalize any cost associated with contract acquisition because it applies a practical expedient and expenses commissions when incurred as most direct contract acquisition costs relate to contracts that are recognized over a period of one year or less. Sales commissions are included in Sales and marketing expenses in the consolidated statements of operations. As-invoiced practical expedient is applied when the amount of consideration the Company has a right to invoice corresponds directly with the value to the customer of the entity’s performance completed to date.

Nature of Products and Services

Platform segment:

The Company generates platform revenue from the sale of digital advertising and related services, content distribution services, subscription and transaction revenue shares, Premium Subscriptions, billing services, sale of branded channel buttons on remote controls and licensing arrangements with service operators and TV brands.

The Company sells digital advertising directly to marketers or through advertising agencies. Revenue from advertising is mostly generated through video and display advertising delivered through advertising impressions. Advertising is typically sold on a cost-per-thousand (“CPM”) basis and is evidenced by an Insertion Order (“IO”). Revenue is recognized as the number of impressions are delivered. IOs may include multiple performance obligations as they contain distinct advertising products or services. For such arrangements, the Company allocates revenue to each distinct performance obligation based on their relative SSP. The Company also generates revenue from customers using its platform. For that it charges a platform fee, which is a percentage of a customer’s advertising inventory spend during the month, along with data and any add-on features purchased through the platform. The Company recognizes revenue on either a gross or net basis for digital advertising based on its determination as to whether it is acting as the principal in the revenue generation process or as an agent. Where the Company is the principal, it controls the advertising inventory before it is transferred to its customers. This is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Advertising arrangements comprised of multiple performance obligations are recognized either at a point in time or over time depending on the nature of the distinct performance obligation.

The Company’s content distribution revenue sharing arrangements include cash or non-cash consideration. The revenue sharing arrangements generally apply to new subscriptions for accounts that sign up for new services and at the time of a movie rental or purchase. Revenue is recognized on a net basis as the Company is deemed to be the agent between content publishers and end users. Revenue is recognized on a time elapsed basis, by day, as the services are delivered over the contractual distribution term. Non-cash consideration is usually in the form of advertising inventory, the fair value of which is determined based on relevant internal and third-party data.

The Company sells monthly subscriptions for premium content on The Roku Channel for varying fees for different content. Revenue from such premium subscription fees is recognized on a gross basis over the service period as the Company is deemed to be the principal in the relationship with the end user. The Company obtains control of the content before transferring to the end user and has latitude in establishing pricing. The Company pays fixed fees to the providers of premium content on The Roku Channel based on the contractual arrangement and recognizes that in Cost of revenue, platform.

The Company sells branded channel buttons on remote controls of streaming devices that provide one-touch access to a publisher’s content. The Company typically receives a fixed fee per button for each unit sold over a defined distribution period. Revenue is recognized on a time elapsed basis, by day, over the distribution term.

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

Player segment:

The Company sells the majority of its players and audio products to retail distribution channels in the U.S., including brick and mortar and online retailers, as well as through the Company’s website. Player revenue primarily consists of hardware, embedded software and unspecified upgrades on a when and if-available basis. The hardware and embedded software are considered as one performance obligation and revenue is recognized at a point in time when the control transfers to the customer. Unspecified upgrades or enhancements are available to customers on a when-and-if available basis. The Company records the allocated value of the unspecified upgrades as deferred revenue and recognizes it as player revenue ratably on a time elapsed basis over the estimated economic life of the associated players.

The Company’s player revenue includes allowances for sales returns and sales incentives in the estimated transaction price. These estimates are based on historical experience and anticipated performance. Shipping charges billed to customers are included in Revenue and the related shipping costs are included in Cost of revenue.

Leases

On January 1, 2019, the Company adopted the guidance in Leases (Topic 842), using the optional transition method and recorded operating right-of-use (“ROU”) assets and operating lease liabilities on its consolidated balance sheets. The Company determines if an arrangement contains a lease at its inception. Operating leases are included in operating lease right-of-use assets, accrued liabilities, and operating lease liability in our consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. The Company takes into consideration its credit rating and the length of the lease when calculating the incremental borrowing rate. The Company considers the options to extend or terminate the lease in determining the lease term, when it is reasonably certain to exercise one of the options. The Company combines lease and non-lease components into a single lease component for its real estate and equipment leases.

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

The Company capitalizes costs to develop its internal-use software. Costs that relate to the planning and post-implementation phases of development are expensed as incurred. Costs are capitalized when preliminary efforts are successfully completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. During the years ended December 31, 2020, 2019 and 2018, the Company capitalized internal-use software development costs of $2.2 million, $0.1 million and $1.0 million, respectively. Capitalized costs are amortized using the straight-line method over the estimated useful life of the asset, which is generally two to three years, beginning when the asset is ready for its intended use. During the years ended December 31, 2020, 2019 and 2018, the Company amortized expenses of $0.5 million, $1.6 million and $2.0 million, respectively.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in Sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $7.1 million, $7.3 million and $3.0 million for the years December 31, 2020, 2019 and 2018, respectively.

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

ASU	Description
ASU 2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
ASU 2018-13	Fair Value Measurements (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU2019-04	Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
ASU2020-02

Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)

ASU2020-03	Codification Improvements to Financial Instruments

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) that is expected to be discontinued, subject to meeting certain criteria. The guidance is effective as of March 12, 2020 through December 31, 2022. The Company made a policy election in the second quarter of 2020 to elect a different reference rate for the Credit Agreement when LIBOR is discontinued. It is still uncertain when the transition from LIBOR to another reference rate will occur or which reference rate will become the accepted market alternative to LIBOR.

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The guidance is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those fiscal years, with early adoption permitted. The Company believes that the adoption of this guidance will not have a material impact on the financial statements.

3. REVENUE

The Company’s disaggregated revenues are represented by the two reportable segments discussed in Note 17.

The contract balances include the following (in thousands):

	As of December 31,
	2020	2019	2018
Accounts receivable, net	$523,852	$332,673	$183,078
Contract assets (included in Prepaid expenses and other current assets)	7,431	3,588	753

Deferred revenue, current portion	55,465	39,861	45,442
Deferred revenue, non-current portion	21,283	15,370	19,594
Total deferred revenue	$76,748	$55,231	$65,036

Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts, sales returns, and sales incentives. Payment terms can vary by customer and contract.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are generally current in nature and are included in Prepaid expenses and other current assets. Contract assets increased by $3.8 million during the year ended December 31, 2020 and by $2.8 million during the year ended December 31, 2019 primarily due to an increase in the growth of platform revenue combined with the timing of billing which falls into a subsequent period.

Contract liabilities are included in deferred revenue and reflect consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased by approximately $21.5 million during the year ended December 31, 2020 due to the increase in estimated values of content publisher and licensing partner arrangements and change in the timing of fulfillment of performance obligations of approximately $12.4 million, and higher growth in the player segment, resulting in a net increase in deferred revenue related to unspecified upgrades of approximately $8.4 million. Deferred revenue decreased by approximately $9.8 million during the year ended December 31, 2019 primarily due to revenue recognized of $5.0 million pursuant to customer acceptance of a milestone, and the remaining revenue recognized primarily relates to the timing of fulfillment of performance obligations.

Revenue recognized during the year ended December 31, 2020 from amounts included in deferred revenue as of December 31, 2019 was $42.9 million. Revenue recognized during the year ended December 31, 2019 from amounts included in deferred revenue as of December 31, 2018 was $52.5 million.

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue was $513.7 million as of December 31, 2020 of which the Company expects to recognize approximately 55% over the next 12 months and the remainder thereafter.

The Company recognized $14.4 million and $10.9 million during the years ended December 31, 2020 and 2019, respectively, from performance obligations that were satisfied in previous periods due to the changes in transaction price of its revenue contracts.

Customer C accounted for 12%, 14% and 18% of the total net revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

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

The total purchase consideration for dataxu was $147.3 million, which consisted of $77.6 million in cash and $69.7 million for the fair value of the Company’s 571,459 shares of Class A common stock. Pursuant to the Merger Agreement, the Company had deposited $18.8 million into an escrow account to secure certain indemnifications and other potential obligations. As of the year ended December 31, 2020, a balance of $13.6 million is unreleased and remains in the escrow account.

The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed on acquisition date is based on estimated fair values and is as follows (in thousands):

Assets acquired	Fair Values	Estimated Useful Lives (in years)
Current assets	$50,829
Restricted cash	1,303
Property and equipment, net	4,503
Intangible assets:
Developed Technology	56,400	6.0
Customer relationships	13,400	4.0
Tradename	400	0.5
Goodwill	71,676
Operating lease right-of-use assets	24,658
Other long-term assets	235
Total assets acquired	223,404
Liabilities assumed
Current liabilities	(51,428)
Operating lease liabilities	(24,658)
Total liabilities assumed	(76,086)
Total purchase consideration	$147,318

The fair value estimates of the net assets acquired are based upon calculations and valuations, and those estimates and assumptions regarding certain tangible assets acquired and liabilities assumed. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to expected synergies in our advertising offerings and cross-selling opportunities.

The goodwill recorded is not deductible for tax purposes. In connection with the acquisition, a deferred tax liability is established for the book/tax differences related to non-goodwill intangible assets. The deferred tax liability is not reflected as the Company also acquired deferred tax assets, including significant net operating losses, that offset the deferred tax liability. Additionally, both companies have full valuation allowances recorded against their respective deferred tax assets, resulting in a net zero adjustment to deferred taxes on the consolidated balance sheets.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed.

The following table reflects the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2018	$1,382
Addition: dataxu acquisition	72,734
Balance as of December 31, 2019	74,116
Adjustment: dataxu working capital adjustments	(1,058)
Balance as of December 31, 2020	$73,058

Goodwill is evaluated for impairment annually. No impairment was recognized during the years ended December 31, 2020, 2019 and 2018.

Intangible Assets

The following table is the summary of Company’s intangible assets (in thousands):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(13,439)	$48,928	5.9
Customer relationships	13,400	(3,908)	9,492	4.0
Tradename	400	(400)	—	0.5
Patents	4,076	(315)	3,761	14.0
Intangible assets	$80,243	$(18,062)	$62,181

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(2,860)	$59,507	5.9
Customer relationships	13,400	(558)	12,842	4.0
Tradename	400	(133)	267	0.5
Patents	4,076	(24)	4,052	14.0
Intangible assets	$80,243	$(3,575)	$76,668

The Company recorded expenses of $14.5 million, $2.8 million and $0.6 million for amortization of intangible assets during the years ended December 31, 2020, 2019 and 2018, respectively. In the years ended December 31, 2020 and 2019, the Company recorded amortization of developed technology in Cost of revenue, platform, Cost of revenue, player, Research and development, and General and administrative expenses and recorded amortization of customer relationships and tradename in Sales and marketing expenses in the consolidated statements of operations. In the year ended December 31, 2018, the Company recorded amortization of developed technology in Research and development expenses in the consolidated statements of operations.

The estimated future amortization expense for intangible asset for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2021	$14,036
2022	13,666
2023	13,108
2024	10,316
2025	8,750
Thereafter	2,305
Total	$62,181

6. Balance sheet components

Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of December 31,
	2020	2019
Gross accounts receivable	$565,088	$360,194
Allowance for sales returns	(5,912)	(6,550)
Allowance for sales incentives	(30,838)	(19,476)
Allowance for doubtful accounts	(4,181)	(1,140)
Other allowances	(305)	(355)
Total allowances	(41,236)	(27,521)
Total Accounts Receivable, net of allowances	$523,852	$332,673

Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2020	2019
Computers and equipment	$30,859	$23,834
Leasehold improvements	144,013	93,239
Website and internal-use software	6,744	6,510
Office equipment and furniture	19,661	12,091
Total property and equipment	201,277	135,674
Accumulated depreciation and amortization	(46,080)	(32,412)
Property and Equipment, net	$155,197	$103,262

Depreciation and amortization expense, for property and equipment assets, for the years ended December 31, 2020, 2019 and 2018 was $21.7 million, $12.8 million and $7.8 million, respectively.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Payments due to content publishers	$106,576	$57,376
Accrued cost of revenue	98,285	58,149
Marketing, retail and merchandising costs	43,645	7,624
Operating lease liability, current	35,647	17,896
Accrued royalty expense	15,713	18,040
Licensed content liability, current	6,165	1,679
Other accrued expenses	41,637	37,583
Total Accrued Liabilities	$347,668	$198,347

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2020	2019
Platform, current	$27,587	$18,234
Player, current	27,878	21,627
Total deferred revenue, current	55,465	39,861
Platform, non-current	9,909	6,135
Player, non-current	11,374	9,235
Total deferred revenue, non-current	21,283	15,370
Total Deferred Revenue	$76,748	$55,231

7. licensed Content Assets

The Company licenses content for streaming on The Roku Channel. The licensing arrangements can be for a fixed fee or variable fee. The licensing arrangements specify the period when the content is available for streaming. The Company capitalizes the fixed content fees and its corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded, and licensing costs are expenses as incurred.  The Company amortizes licensed content assets into Cost of Revenue, Platform, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement. On January 1, 2020, the Company adopted the guidance in ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, on a prospective basis. The adoption did not have material impact on its financial statements.

As of December 31, 2020, licensed content assets that met these requirements were $7.9 million and are recorded in “Other non-current assets.” As of December 31, 2019, licensed content assets that met these requirements were $1.7 million and are recorded in Prepaid expenses and other current assets. Payments for content, including additions to content assets and the changes in related liabilities, are classified within Net cash provided by operating activities on the consolidated statements of cash flows. The increase in the content asset is due to a change in the mix of content licensed and the period over which such content is available for streaming. The corresponding liability is included in Accrued liabilities and Other long-term liabilities and is discussed in Note 12.

The Company recorded amortization expense of $22.4 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively, in Cost of revenue, platform in the consolidated statements of operations, related to capitalized licensed content assets. The following table reflects the amortization expense for the next three years for capitalized licensed content assets as of December 31, 2020 (in thousands):

Year Ending December 31,
2021	$6,527
2022	1,338
2023	42

Licensed content assets are primarily monetized together as a unit, referred to as a film group. The film group is evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The Company reviews various qualitative factors and indicators to assess whether the group asset is impaired. As of December 31, 2020, the Company did not recognize any impairment for capitalized licensed content assets.

8. FAIR VALUE DISCLOSURE

The Company’s financial assets measured at fair value are as follows (in thousands):

	As of December 31, 2020		As of December 31, 2019
	Fair Value	Level 1	Fair Value	Level 1
Assets:
Cash and cash equivalents:
Cash	$1,021,022	$1,021,022	$463,820	$463,820
Money market funds	71,793	71,793	51,659	51,659
Restricted cash	434	434	1,854	1,854
Total assets measured and recorded at fair value	$1,093,249	$1,093,249	$517,333	$517,333

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

Financial assets and liabilities measured using Level 1 inputs include cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities.

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $71.8 million and $51.7 million as cash equivalents as of December 31, 2020 and 2019, respectively, using Level 1 inputs.

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

The Company did not have any Level 2 instruments as of December 31, 2020 and 2019.

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company did not have Level 3 instruments at December 31, 2020 and 2019.

Assets and liabilities that are measured at fair value on a non-recurring basis

Non-financial assets such as goodwill, intangible assets, property, plant, and equipment, operating lease right-of-use assets and licensed content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. The impairments for operating ROU assets recorded by the Company for the years ended December 31, 2020 and 2019 were not material.

9. LEASES

The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from one year to 10 years and may include options to extend or terminate the lease. The depreciable life of ROU assets is limited by the expected lease term.

The components of lease expense are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost (1)	$56,348	$35,146
Sublease income	(2,105)	(2,622)
Net operating lease cost	$54,243	$32,524

(1)  For the years ended December 31, 2020 and 2019, variable lease costs were $12.1 million and $4.9 million, respectively. Variable lease costs primarily include common area maintenance charges.

Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$30,664	$17,721
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,031	$267,048

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	As of December 31,
	2020	2019
Operating lease right-of-use assets	$266,197	$283,291
Included in accounts payable and accrued liabilities:
Operating lease liability, current	35,647	17,896
Operating lease liability, non-current	307,936	301,694
Total operating lease liability	$343,583	$319,590

Weighted Average Remaining Lease Term:
Operating leases (in years)	9.05	9.98
Weighted Average Discount Rate:
Operating leases	4.60%	4.65%

Future lease payments under operating leases as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2021	$50,889
2022	47,377
2023	47,597
2024	46,635
2025	46,295
Thereafter	201,852
Total future lease payments	440,645
Less: imputed interest	(81,076)
Less: expected tenant improvement allowance	(15,986)
Total	$343,583

As of December 31, 2020, the Company’s commitment relating to the operating lease that has not yet commenced is $2.7 million. This operating lease commences in fiscal year 2025 and has a lease term of two years.

10. DEBT

The Company’s outstanding debt as of December 31, 2020 and 2019 is as follows (in thousands):

	As of December 31,
	2020		2019
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$95,000	2.03%	$100,000	3.48%
Less: Debt issuance costs	(258)		(392)
Net carrying amount of debt	$94,742		$99,608

The carrying amount of debt approximates fair value due to its variable interest rates. The interest expense for the years ended December 31, 2020 and 2019 relating to the Credit Agreement is $2.6 million and $0.4 million, respectively.

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

The Company had outstanding letters of credit against the Revolving Credit Facility of $30.8 million and $30.7 million as of December 31, 2020 and December 31, 2019, respectively.

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

As of December 31, 2020, the Company was in compliance with all of the covenants of the Credit Agreement.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of December 31, 2020 and 2019, there were no shares of preferred stock issued and outstanding.

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

At-the-Market Offering

On May 13, 2020, the Company entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as its sales agents, pursuant to which the Company sold an aggregate of 4.0 million shares of the Company’s Class A common stock and received gross proceeds of $504.0 million at an average selling price of $126.01 per share and incurred issuance costs of $6.8 million.

Common Stock Reserved For Issuance

At December 31, 2020, the Company had reserved shares of common stock for issuance as follows (in thousands):

As of December 31, 2020
Common stock awards granted under equity incentive plans	13,088
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	21,420
Total reserved shares of common stock	39,597

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

Restricted Stock Units

Restricted stock unit activity for the year ended December 31, 2020 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2019	4,544	$67.30
Awarded	1,425	147.46
Released	(1,253)	66.79
Forfeited	(361)	76.55
Balance, December 31, 2020 - outstanding	4,355	$92.91

The grant-date fair value of restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was $210.1 million, $195.2 million and $184.7 million, respectively. The fair value of restricted stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $83.7 million, $40.5 million and $11.4 million, respectively.

Total unrecognized compensation cost related to restricted stock units awarded to employees as of December 31, 2020 was $336.4 million, which the Company expects to recognize over 2.26 years.

Stock options

The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2019	11,124	$14.84	6.2	—
Granted	599	145.17	—	$54.39
Exercised	(2,854)	5.89	—	—
Forfeited and expired	(136)	48.04	—	—
Balance, December 31, 2020 - outstanding	8,733	$26.19	5.7	—	$2,670,743

Options exercisable at December 31, 2020	6,144	$8.00	4.8	—	$1,990,694

The weighted average grant-date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $54.39, $39.23 and $22.96, respectively. The intrinsic value for options exercised in the years ended December 31, 2020, 2019 and 2018 was $470.8 million, $474.2 million and $445.9 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the options’ exercise price on the date of grant.

As of December 31, 2020, the Company had $50.8 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.78 years.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Generally, stock options granted to employees vest 25% after one year and then 1/48th monthly thereafter and have a term of ten years. Restricted stock units generally vest over 4 years. For the years ended December 31, 2020, 2019, and 2018, the amount of stock-based compensation capitalized as part of internal use software was not material.

The following table shows total stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of platform revenue	$847	$342	$97
Cost of player revenue	1,407	1,072	469
Research and development	58,412	40,036	18,538
Sales and marketing	42,846	24,179	10,459
General and administrative	30,564	19,546	8,111
Total stock-based compensation	$134,076	$85,175	$37,674

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

Fair Value of Common Stock: The Company uses the market closing price for the Class A common stock as reported on The Nasdaq Global Select Market on the date of grant.

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

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equivalent to the estimated life of the stock options. Where the expected term of the Company’s stock options does not correspond with the term for which an interest rate is quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.

The assumptions used to value stock options granted during the years ended December 31, 2020, 2019 and 2018 are as follows:

Years Ended December 31,
	2020	2019	2018
Expected term (in years)	5.0 - 6.7	5.0 - 6.7	5.3 - 6.8
Risk-free interest rate	0.22 - 1.67%	1.35 - 2.56%	2.32 - 2.88%
Expected volatility	36 - 39%	35 - 36%	38 - 40%
Dividend rate	—	—	—

12. COMMITMENTS AND CONTINGENCIES

Manufacturing Purchase Commitments

The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of December 31, 2020, the Company had $185.9 million purchase commitments for inventory.

The Company records a liability for non-cancelable purchase commitments in excess of projected demand forecasts. The Company recorded $1.2 million and $0.3 million for these purchase commitments in “Accrued liabilities” as of December 31, 2020 and 2019, respectively.

License Content Commitments

As of December 31, 2020, the Company recognized a liability of $6.2 million in Accrued liabilities and $1.4 million in Other long-term liabilities for licensed content that is available for streaming. As of December 31, 2019, the Company recorded $1.7 million as obligations in Accrued liabilities for licensed content that is available for streaming. The increase in content liability is due to change in the mix of content licensed and the period over which this content is available for streaming.

The Company also enters into contracts with content publishers to acquire content or to buy ad inventory in the future. As of December 31, 2020, the Company had $71.0 million in commitments with content publishers for content or to buy ad inventory that are non-cancellable. These commitments include both content that is available for streaming and is recognized as liabilities as well as content that is not yet available for streaming or ad inventories not yet purchased.

Letters of Credit

As of December 31, 2020 and 2019, the Company had irrevocable letters of credit outstanding in the amount of $30.9 million and $31.8 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2030.

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

As of December 31, 2020, the Company does not have any loss contingencies that are material. During the year ended December 31, 2019, the Company recorded expenses of $9.9 million, in total cost of revenue, for various claims related to patent infringements. During the year ended December 31, 2018, the Company changed its estimate of certain liabilities previously recorded for intellectual property licensing and released $8.9 million as a result of its assessment that the likelihood of payment is now remote. The reversal of $8.9 million is recorded within cost of revenue, player during the year ended December 31, 2018, in the consolidated statements of operations.

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

13. INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$(21,107)	$(63,453)	$(11,128)
Foreign	2,655	2,534	1,795
Net loss before income taxes	$(18,452)	$(60,919)	$(9,333)

The income tax (benefit) expense consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(219)	$(47)	$—
State	620	244	114
Foreign	743	108	184
	1,144	305	298
Deferred:
Foreign	(2,089)	(1,287)	(774)
Total	$(945)	$(982)	$(476)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2020	2019	2018
U.S. federal income tax at statutory rate	21.0%	21.0%	21.0%
U.S. state and local income taxes	(3.2)	(0.4)	(1.3)
Change in valuation allowance	(698.4)	(213.4)	(1,039.4)
Federal research and development tax credit	102.9	30.8	166.2
Stock-based compensation	577.8	158.0	859.4
Meals and Entertainment	(1.6)	(1.4)	(6.6)
Permanent items	—	—	(1.1)
Foreign rate differential	—	(0.6)	(1.5)
Acquisition costs	—	(1.3)	—
Section 162(m) limitation	(7.2)	(1.4)	—
State apportionment change	4.4	1.3	—
Tax rate change	—	(0.4)	2.4
Provision to return true-up	9.4	9.9	5.9
Other	0.1	(0.5)	0.1
Effective tax rate	5.2%	1.6%	5.1%

Significant components of the Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$379,613	$263,512
Reserves and accruals	14,131	10,425
Research and development credits	104,110	73,442
Lease Obligation	91,373	81,639
Stock-based compensation	28,318	17,494
Total deferred tax assets	617,545	446,512
Deferred tax liabilities:
Right-of-use asset	(70,755)	(72,243)
Depreciation and amortization	(11,707)	(10,916)
Total deferred tax liabilities	(82,462)	(83,159)
Valuation allowance	(530,887)	(361,233)
Net deferred tax assets	$4,196	$2,120

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of December 31, 2020, management believes it is more likely than not that the U.S. deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. deferred tax assets.

The Company's valuation allowance increased by $169.7 million and $178.9 million during the years ended December 31, 2020 and 2019, respectively, primarily due to U.S. federal and state tax losses and credits incurred during the period.

For federal and state income tax reporting purposes, respective net operating loss carryforwards of $1,423.1 million and $1,273.9 million are available to reduce future taxable income, if any. These net operating loss carryforwards will begin to expire in 2028 for federal and certain state net operating losses have expired in 2020. The federal net operating loss generated subsequent to 2017 can be carried forward indefinitely.

For U.K. and Denmark income tax reporting purposes, the net operating loss carryforward of $17.6 million and $0.8 million, respectively, is available to reduce the future taxable income, if any. U.K. and Denmark net operating loss can be carried forward indefinitely. The Company also has U.K. research and development tax credit carryforwards of $0.3 million. The credit can be carried forward indefinitely.

As of December 31, 2020, the Company has research and development tax credit carryforwards of $82.6 million and $59.4 million for federal and state income tax purposes, respectively. If not utilized, the federal and state carryforwards will begin to expire in 2028 and 2035, respectively.

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

The total amount of unrecognized tax benefits as of December 31, 2020 is $29.2 million, of which $28.3 million is composed of research and development credits and $0.9 million is related international activities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2020	2019
Unrecognized tax benefits at beginning of year	$19,487	$14,541
Gross increase for tax positions of current year	9,959	10,378
Gross decrease due to statue expiration	(75)	(88)
Gross decrease for tax positions of prior years	(196)	(5,344)
Unrecognized tax benefits balance at end of year	$29,175	$19,487

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. As of December 31, 2020, the Company recorded $0.2 million of accrued interest and penalties related to uncertain tax positions.

Change in the Company’s unrecognized tax benefits, if any, would have an immaterial impact on its effective tax rate. The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under examination by Texas Comptroller for calendar tax years 2015, 2016, and 2017. All tax years remain subject to examination by federal and state authorities. These audits include questioning the timing and amount of deductions; the nexus of income among various tax jurisdictions; and compliance with federal, state, and local tax laws.

The Company will continue to indefinitely reinvest earnings from its foreign subsidiaries, which are not significant. While federal income tax expense has been recognized as a result of the Tax Cuts and Jobs Act of 2017, the Company has not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss. It is not practicable for the Company to determine the amount of unrecognized tax expense on these reinvested international earnings.

14. RELATED-PARTY TRANSACTIONS

The Company did not engage in any material related party transactions for the year ended December 31, 2020. There were no material amounts payable to or receivable from related parties as of December 31, 2020.

In prior years, the Company engaged in transactions with one of its strategic investors. With respect to this investor, the Company recorded revenue of $8.5 million and $4.1 million for the years ended December 31, 2019 and 2018, respectively. The Company had an accounts receivable balance of $2.4 million as of December 31, 2019 related to transactions with this investor. The Company incurred expenses of $1.3 million and $1.3 million with this investor for the years ended December 31, 2019 and 2018, respectively. The Company had a payable of $0.4 million to this investor as of December 31, 2019.

In addition, the Company had engaged in transactions with another company in which the Company’s Chief Executive Officer holds a majority voting interest and is a member of such company’s board of directors, and another member of the Company’s Board of Directors is such company’s Chief Executive Officer. With respect to transactions with this other company, the Company incurred expenses of $1.2 million for the year ended December 31, 2019. There were no outstanding amounts payable to this other company as of December 31, 2019. The Company did not consummate any transactions with the other company for the year ended December 31, 2018.

15. RETIREMENT PLANS

The Company maintains a 401(k) tax deferred saving plan (the “Savings Plan”) for the benefit of qualified employees. Qualified employees may elect to make contributions to the Savings Plan on a biweekly basis, subject to certain limitations. The Company may make contributions to the Savings Plan at the discretion of the Board of Directors. No contributions were made for the years ended December 31, 2020, 2019 and 2018.

In 2014, the Company established a defined contribution plan in the U.K. for its U.K.-based employees. The Company contributed $0.7 million, $0.5 million and $0.4 million to the plan for the years ended December 31, 2020, 2019 and 2018, respectively.

16. NET LOSS PER SHARE

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net loss per share options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options and business acquisitions are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Because the Company has reported a net loss for the years ended December 31, 2020, 2019 and 2018, diluted net loss per common share is the same as the basic net loss per share for those years.

The table presents the calculation of basic and diluted net loss per share as follows (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(17,507)	$(59,937)	$(8,857)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	123,978	115,218	104,618
Net loss per share, basic and diluted	$(0.14)	$(0.52)	$(0.08)

The potential common shares that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Equity awards to purchase common stock	13,088	15,668	20,057
Unvested shares of common stock issued upon early exercise of stock options and business acquisition	1	31	70
Total	13,089	15,699	20,127

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

The Company is organized into two reportable segments as follows:

Platform

Consists of revenue generated from sale of digital advertising, content distribution services, subscription and transaction revenue share including Premium Subscriptions, sale of branded buttons on remote controls and licensing arrangements with service operators and TV brands.

Player

Consists of revenue generated from sale of streaming players, audio products and accessories through retailers and distributors, as well as directly to customers through the Company’s website.

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

Customers accounting for 10% or more of segment revenue, net, were as follows:

	Years Ended December 31,
	2020	2019	2018
Platform segment revenue
Customer H	13%	*	*

Player segment revenue
Customer A	10%	16%	15%
Customer B	18%	17%	15%
Customer C	40%	39%	38%

Revenue in international markets was less than 10% in each of the periods presented. Substantially all Company assets were held in the United States and were attributable to the operations in the United States as of December 31, 2020 and 2019.

18. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net income (loss) and earnings per share by quarter for the years ended December 31, 2020 and 2019. This data was derived from the Company’s unaudited consolidated financial statements (in thousands, except per share data):

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Total Revenue	$649,886	$451,663	$356,073	$320,766
Gross Profit	305,458	214,824	146,836	141,101
Net income (loss) attributable to common stockholders	67,306	12,947	(43,148)	(54,612)
Basic net income (loss) per share attributable to common stockholders	0.53	0.10	(0.35)	(0.45)
Diluted net income (loss) per share attributable to common stockholders	0.49	0.09	(0.35)	(0.45)

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Total Revenue	$411,230	$260,928	$250,101	$206,662
Gross Profit	161,647	118,477	114,209	100,891
Net loss attributable to common stockholders	(15,717)	(25,155)	(9,333)	(9,732)
Basic and diluted net loss per share attributable to common stockholders	(0.13)	(0.22)	(0.08)	(0.09)

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Roku, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Roku, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

February 25, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020.

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

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated October 22, 2019, by and among Roku, Inc., Delaware Acquisition Company, Inc., dataxu, Inc. and Shareholder Representative Services LLC, as Stockholder Representative and Amendment No. 1 to Agreement and Plan of Merger, dated November 8, 2019, by and among Roku, Inc., Delaware Acquisition Company, Inc., dataxu, Inc. and Shareholder Representative Services LLC, as Stockholder Representative.	8-K	001-38211	2.1	11/14/2019

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38211	3.1	10/3/2017

3.2	Amended and Restated Bylaws.	S-1/A	333-220318	3.4	9/18/2017

4.1	Reference is made to Exhibit 3.1.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-220318	4.1	9/18/2017

4.3	Description of Securities.	10-K	001-38211	4.3	3/2/2020

10.1 +	Roku, Inc. 2008 Equity Incentive Plan.	S-1	333-220318	10.3	9/1/2017

10.2 +	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan.	S-1	333-220318	10.4	9/1/2017

10.3 +	Roku, Inc. 2017 Equity Incentive Plan.	S-1/A	333-220318	10.5	9/18/2017

10.4 +	Forms of Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.	S-1/A	333-220318	10.6	9/18/2017

10.5 +	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan.	S-1/A	333-220318	10.7	9/18/2017

10.6 +	Forms of Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.	10-Q	001-38211	10.24	8/10/2018

10.7 +	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan (Non-Employee Directors).	10-Q	001-38211	10.7	8/9/2019

10.8 +	Forms of Option Grant Notice and Option Agreement under 2017 Equity Incentive Plan (Non-Employee Directors).	10-Q	001-38211	10.8	8/9/2019

10.9 +	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan (Employees).	10-K	001-38211	10.7	3/2/2020

10.10 +	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan.	10-Q	001-38211	10.5	11/6/2020

10.11 +	Forms of Option Grant Notice and Award Agreement under 2017 Equity Incentive Plan.	10-Q	001-38211	10.6	11/6/2020

10.12 +	Forms of Stock Option Grant Notice and Option Agreement Under 2017 Equity Incentive Plan (Non-Employee Directors Initial Award).					X

10.13 +	Forms of Stock Option Grant Notice and Option Agreement Under 2017 Equity Incentive Plan (Non-Employee Directors Annual Award).					X

10.14 +	Forms of Restricted Stock Unit Grant Notice and Award Agreement Under 2017 Equity Incentive Plan (Non-Employee Directors).					X

10.15 +	Executive Supplemental Stock Option Program 2021 Enrollment Form.	8-K	001-38211	10.1	10/6/2020

10.16 +	Forms of Option Grant Notice and Executive Supplemental Stock Option Agreement and Option Grant Notice under 2017 Equity Incentive Plan.	8-K	001-38211	10.2	12/7/2018

10.17 +	Roku, Inc. 2017 Employee Stock Purchase Plan.	S-1/A	333-220318	10.8	9/18/2017

10.18 +	Form of Indemnification Agreement, by and between Roku, Inc. and each of its directors and executive officers.	S-1A	333-220318	10.9	9/18/2017

10.19 +	Employment Terms Agreement, by and between Roku, Inc. and Stephen Kay, dated November 15, 2013.	S-1	333-220318	10.9	9/1/2017

10.20 +	Employment Terms Agreement, by and between Roku, Inc. and Steve Louden, dated June 11, 2015.	S-1	333-220318	10.11	9/1/2017

10.21 +	Employment Terms Agreement, by and between Roku, Inc. and Scott Rosenberg, dated October 30, 2012.	S-1	333-220318	10.13	9/1/2017

10.22 +	Employment Terms Agreement, by and between Roku, Inc. and Mustafa Ozgen, dated January 17, 2019.	10-K	001-38211	10.18	3/2/2020

10.23 +	Independent Contractor Services Agreement by and between Roku, Inc. and Neil Hunt, dated September 10, 2017.	S-1/A	333-220318	10.30	9/18/2017

10.24 +	Roku, Inc. Amended and Restated Severance Benefit Plan.	8-K	001-38211	99.1	7/16/2019

10.25	Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated August 1, 2018 (1155 Coleman Ave).	10-Q	001-38211	10.26	8/10/2018

10.26	Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated August 1, 2018 (1173/1167/1161 Coleman Ave).	10-Q	001-38211	10.27	8/10/2018

10.27	First Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated November 12, 2018 (1155 Coleman Ave).	10-K	001-38211	10.30	3/1/2019

10.28	First Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated November 18, 2018 (1173/1167/1161 Coleman Ave).	10-K	001-38211	10.31	3/1/2019

10.29	Credit Agreement, dated as of February 19, 2019, by and among Roku, Inc., Morgan Stanley Senior Funding, Inc., as lender, issuing bank, administrative agent and collateral agent, and the other issuing banks and lenders party thereto from time to time.	10-K	001-38211	10.32	3/1/2019

10.30	Assignment and Assumption of Lease, Landlord’s Consent and First Amendment of Lease, dated as of April 30, 2019, by and among Roku, Inc., 8x8, Inc. and CAP Phase I, LLC.	10-Q	001-38211	10.1	8/9/2019

10.31	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated April 30, 2019 (1155 Coleman Ave).	10-Q	001-38211	10.2	8/9/2019

10.32	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated April 30, 2019 (1173/1167/1161 Coleman Ave).	10-Q	001-38211	10.3	8/9/2019

10.33	Incremental Assumption and Amendment No. 1 to Credit Agreement, dated as of May 3, 2019, by and among Roku, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and issuing bank, and the other issuing banks and lenders party thereto from time to time.	10-Q	001-38211	10.4	8/9/2019

10.34	Equity Distribution Agreement, dated May 13, 2020, by and among Roku, Inc., Morgan Stanley & Co. LLC and Citigroup Global Markets Inc.	10-Q	001-38211	1.1	5/13/2020

21.1	List of Subsidiaries of Roku, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February 2021.

Roku, Inc.

By:	/s/ Anthony Wood

Anthony Wood
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steve Louden

Steve Louden
Chief Financial Officer
(Principal Financial Officer)