Form 10-Q
period 2021-03-31
ROKU, INC
filed 2021-05-07
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 115,199,428 of Class A common stock, $0.0001 par value per share, and 17,199,155 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions. We caution you that the foregoing list does not encompass all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	the impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our advertisers, partners, manufacturers, suppliers and users operate;
•	our ability to attract and retain users and increase streaming hours;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain TV brands and service operators to license and deploy our technology;
•	our ability to acquire rights to distribute popular content on our platform on favorable terms, or at all, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits and the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments;
•	our ability to develop and launch new streaming products and provide ancillary services and support;
•	our ability to integrate acquired businesses, products and technologies;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to address potential and actual security breaches and system failures involving our products, systems and operations;
•	our ability to maintain, protect and enhance our intellectual property; and
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$2,077,514	$1,092,815
Restricted cash	83	434
Accounts receivable, net of allowances of $28,256 and $41,236 as of	496,173	523,852
March 31, 2021 and December 31, 2020, respectively
Inventories	41,246	53,895
Prepaid expenses and other current assets	134,375	26,644
Total current assets	2,749,391	1,697,640
Property and equipment, net	155,001	155,197
Operating lease right-of-use assets	265,237	266,197
Intangible assets, net	79,255	62,181
Goodwill	125,684	73,058
Other non-current assets	112,577	16,269
Total Assets	$3,487,145	$2,270,542
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$96,468	$112,314
Accrued liabilities	477,402	347,668
Current portion of long-term debt	6,125	4,874
Deferred revenue, current portion	48,121	55,465
Total current liabilities	628,116	520,321
Long-term debt, non-current portion	87,398	89,868
Deferred revenue, non-current portion	22,618	21,283
Operating lease liability, non-current portion	303,159	307,936
Other long-term liabilities	4,542	3,119
Total Liabilities	1,045,833	942,527
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value	13	13
Additional paid-in capital	2,697,380	1,660,379
Accumulated other comprehensive income	29	29
Accumulated deficit	(256,110)	(332,406)
Total stockholders’ equity	2,441,312	1,328,015
Total Liabilities and Stockholders’ Equity	$3,487,145	$2,270,542

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Revenue:
Platform	$466,526	$232,557
Player	107,657	88,209
Total net revenue	574,183	320,766
Cost of Revenue:
Platform	154,590	101,936
Player	92,822	77,729
Total cost of revenue	247,412	179,665
Gross Profit:
Platform	311,936	130,621
Player	14,835	10,480
Total gross profit	326,771	141,101
Operating Expenses:
Research and development	101,581	88,278
Sales and marketing	88,873	68,248
General and administrative	60,511	39,740
Total operating expenses	250,965	196,266
Income (Loss) from Operations	75,806	(55,165)
Other Income (Expense), Net:
Interest expense	(742)	(863)
Other income (expense), net	441	1,261
Total other income (expense), net	(301)	398
Income (Loss) Before Income Taxes	75,505	(54,767)
Income tax (benefit) expense	(791)	(155)
Net Income (Loss)	$76,296	$(54,612)

Net income (loss) per share — basic	$0.59	$(0.45)
Net income (loss) per share — diluted	$0.54	$(0.45)

Weighted-average common shares outstanding — basic	129,674	120,180
Weighted-average common shares outstanding — diluted	140,328	120,180

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Three Months Ended March 31, 2021

Balance—December 31, 2020	128,004	13	1,660,379	29	(332,406)	1,328,015
Vesting of early exercised stock options	—	—	4	—	—	4
Issuance of common stock pursuant to equity incentive plans	1,663	—	6,705	—	—	6,705
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $10.4 million	2,637	—	989,615	—	—	989,615
Stock-based compensation expense	—	—	40,677	—	—	40,677
Net income (loss)	—	—	—	—	76,296	76,296
Balance—March 31, 2021	132,304	$13	$2,697,380	$29	$(256,110)	$2,441,312

Three Months Ended March 31, 2020

Balance—December 31, 2019	119,897	12	1,012,218	29	(313,833)	698,426
Vesting of early exercised stock options	—	—	17	—	—	17
Issuance of common stock pursuant to equity incentive plans	760	—	2,743	—	—	2,743
Stock-based compensation expense	—	—	30,405	—	—	30,405
Adoption of ASU 2016-13	—	—	—	—	(1,066)	(1,066)
Net income (loss)	—	—	—	—	(54,612)	(54,612)
Balance—March 31, 2020	120,657	$12	$1,045,383	$29	$(369,511)	$675,913

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net Income (Loss)	$76,296	$(54,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,605	8,448
Stock-based compensation expense	40,537	30,405
Amortization of right-of-use assets	6,458	9,213
Amortization of content assets	9,818	6,123
Provision for doubtful accounts	(54)	3,788
Other items, net	31	(14)
Changes in operating assets and liabilities:
Accounts receivable	32,608	32,458
Inventories	12,649	5,736
Prepaid expenses and other current assets	(19,001)	(967)
Other non-current assets	(60,484)	1,469
Accounts payable	(18,857)	(13,650)
Accrued liabilities	29,052	4,797
Operating lease liabilities	(12,436)	13,560
Other long-term liabilities	548	1,166
Deferred revenue	(10,971)	(1,979)
Net cash provided by operating activities	95,799	45,941
Cash flows from investing activities:
Purchases of property and equipment	(3,717)	(45,317)
Acquisitions of businesses, net of cash acquired	(102,804)	—
Proceeds from escrows associated with acquisition	—	1,058
Net cash used in investing activities	(106,521)	(44,259)
Cash flows from financing activities:
Proceeds from equity issued under at-the-market offerings, net of offering costs	989,615	—
Proceeds from borrowings, net of issuance costs	—	69,325
Repayments of borrowings	(1,250)	(1,250)
Proceeds from equity issued under incentive plans	6,705	2,743
Net cash provided by financing activities	995,070	70,818
Net increase in cash, cash equivalents and restricted cash	984,348	72,500
Cash, cash equivalents and restricted cash —Beginning of period	1,093,249	517,333
Cash, cash equivalents and restricted cash —End of period	$2,077,597	$589,833
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	2,077,514	588,294
Restricted cash	83	1,539
Cash, cash equivalents and restricted cash —End of period	$2,077,597	$589,833

Supplemental disclosures of cash flow information:
Cash paid for interest	$647	$1,067
Cash paid for income taxes	$277	$238
Supplemental disclosures of noncash investing and financing activities:
Unpaid portion of property and equipment purchases	$2,860	$14,148
Unpaid portion of acquisition related expenses	$1,595	$—
Unpaid portion of purchased intangibles	$—	$400
Unpaid portion of at-the-market offering costs	$105	$—

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Organization and Description of Business

Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company’s TV streaming platform allows users to easily discover and access a wide variety of movies and TV episodes, as well as live sports, music, news and more. The Company operates in two reportable segments and generates platform revenue from advertising, content distribution, audience development and billing services, and player revenue from the sale of streaming players and audio products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 (the “Annual Report”).

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses. Significant items subject to such estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, determining the stand-alone selling prices of performance obligations, gross versus net revenue recognition, evaluation of customer versus vendor relationships, and other obligations such as sales return reserves and sales incentive programs; the impairment of goodwill and intangible assets; useful lives of tangible and intangible assets; allowances for doubtful accounts; the valuation of deferred income tax assets; and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates and assumptions.

Principles of Consolidation

The consolidated financial statements, which include the accounts of Roku, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior period amounts within cash flow from operations in the statement of cash flows, have been reclassified to conform to current period presentation. These reclassifications had no effect on net cash provided by operating activities for any period reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2021, two financial institutions managed 61% and 21%, respectively, of the Company’s cash and cash equivalents balance. As of December 31, 2020, two financial institutions managed 46% and 26%, respectively, of the Company’s cash and cash equivalents balance.

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

Allowance for Sales Returns: Allowance for sales returns consists of the following activities (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Beginning balance	$(5,912)	$(6,550)
Charged to revenue	(2,526)	(2,727)
Utilization of sales return reserve	4,670	4,609
Ending balance	$(3,768)	$(4,668)

Allowance for Sales Incentives: Allowance for sales incentives consists of the following activities (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Beginning balance	$(30,838)	$(19,476)
Charged to revenue	(12,618)	(9,409)
Utilization of sales incentive reserve	23,320	19,612
Ending balance	$(20,136)	$(9,273)

Allowance for Doubtful Accounts: Allowance for doubtful accounts consists of the following activities (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance, beginning of period	$(4,181)	$(1,140)
Impact of adoption of ASU 2016-13	—	(1,066)
Adjusted balance, beginning of period	(4,181)	(2,206)
Provision for doubtful accounts	54	(3,788)
Adjustments for recovery and write-off	—	1,035
Balance, end of period	$(4,127)	$(4,959)

The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of March 31, 2021. Customer H accounted for 11% of the accounts receivable, net balance as of December 31, 2020.

Recently Adopted Accounting Standards

On January 1, 2021, the Company adopted the guidance issued in Accounting Standards Updates (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis of goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) that is expected to be discontinued, subject to meeting certain criteria. The guidance is effective as of March 12, 2020 through December 31, 2022. The Company made a policy election in the second quarter of 2020 to elect a different reference rate for the Credit Agreement (as defined below) when LIBOR is discontinued.

3. REVENUE

The Company’s disaggregated revenues are represented by the two reportable segments discussed in Note 15.

The contract balances include the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Accounts receivable, net	$496,173	$523,852
Contract assets (included in Prepaid expenses and other current assets)	28,684	7,431

Deferred revenue, current portion	48,121	55,465
Deferred revenue, non-current portion	22,618	21,283
Total deferred revenue	$70,739	$76,748

Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts, sales returns, and sales incentives. Payment terms can vary by customer and contract.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are generally current in nature and are included in Prepaid expenses and other current assets. Contract assets increased by approximately $21.3 million during the three months ended March 31, 2021 primarily due to an increase in the growth of platform revenue combined with the timing of billing which falls into a subsequent period.

Contract liabilities are included in deferred revenue and reflect consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue decreased by approximately $6.0 million during the three months ended March 31, 2021 due to the timing of fulfillment of performance obligations related to platform revenue contracts.

Revenue recognized during the three months ended March 31, 2021, from amounts included in deferred revenue as of December 31, 2020 was $26.2 million. Revenue recognized during the three months ended March 31, 2020, from amounts included in deferred revenue as of December 31, 2019 was $20.5 million.

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue was $900.8 million as of March 31, 2021 of which we expect to recognize approximately 47% over the next 12 months and the remainder thereafter.

The Company recognized $29.0 million and $2.7 million during the three months ended March 31, 2021 and 2020, respectively, from performance obligations that were satisfied in previous periods due to the changes in transaction price of its revenue contracts.

Customer H accounted for 11% of the total net revenue during the three months ended March 31, 2021, and Customer C accounted for 14% of the total net revenue during the three months ended March 31, 2020.

4. business combination

On March 19, 2021, the Company acquired all outstanding shares of TOH Intermediate Holdings, LLC (“This Old House”) according to the terms and conditions of the Equity Purchase Agreement. The Company acquired the This Old House business, as the Company believes the content aligns with The Roku Channel’s ad-supported growth strategy.

The total purchase consideration for This Old House was $97.8 million, paid entirely in cash. The Company incurred $2.2 million in acquisition related expenses and has recorded them in General and administrative expenses in the condensed consolidated statement of operations.

The Company is still in the process of finalizing the fair value of the assets and liabilities acquired. The purchase price allocation below is preliminary in nature. The estimates and assumptions regarding the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as the Company obtains additional information during the measurement period, which usually lasts for up to one year from the acquisition date.

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Assets acquired	Fair Values
Cash and cash equivalents	$7
Accounts receivable	4,875
Prepaid and other current assets	7,310
Property and equipment, net	307
Intangible assets:
Tradename	20,000
Customer relationships	700
Goodwill	47,626
Operating lease right-of-use assets	5,498
Other long-term assets	23,487
Total assets acquired	109,810
Liabilities assumed
Accounts payable and accrued liabilities	(2,747)
Deferred revenue, current	(4,146)
Operating lease liabilities	(4,262)
Deferred revenue, non-current	(816)
Other long-term liabilities	(28)
Total liabilities assumed	(11,999)
Total purchase consideration	$97,811

Other long-term assets include $22.5 million of content assets acquired. The fair value of the content assets has been estimated using the income approach. Amortization expense related to this content will be recorded on an accelerated basis according to the pattern of monetization. From the date of acquisition to March 31, 2021, amortization expense is not material and is recorded in Cost of revenue, platform.

The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to expected synergies in our advertising offerings as we bring more free ad-supported content for our users. The goodwill recorded is deductible for tax purposes.

The fair value of the tradename has been estimated using the relief-from-royalty method. The key valuation assumptions include the Company's estimates of expected future revenue and royalty rate. The Company amortizes the fair value of the tradename on a straight-line basis over its useful life.

The valuation of the intangible assets acquired from This Old House along with their estimated useful lives, is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Tradename	$20,000	10
Customer relationships	700	4
Estimated fair value of acquired intangible assets	$20,700

The revenue, cost of revenue and gross profit recorded by the Company in its condensed consolidated statement of operations from the acquisition date of March 19, 2021 to March 31, 2021 are not material.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Company’s platform segment.

The following table reflects the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2020	$73,058
Additions:
This Old House acquisition	47,626
Other immaterial acquisitions	5,000
Balance as of March 31, 2021	$125,684

Intangible Assets

The following table is the summary of Company’s intangible assets (in thousands):

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(16,082)	$46,285	5.9
Customer relationships	14,100	(4,752)	9,348	4.0
Tradename	20,400	(466)	19,934	9.8
Patents	4,076	(388)	3,688	14.0
Intangible assets	$100,943	$(21,688)	$79,255

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(13,439)	$48,928	5.9
Customer relationships	13,400	(3,908)	9,492	4.0
Tradename	400	(400)	—	0.5
Patents	4,076	(315)	3,761	14.0
Intangible assets	$80,243	$(18,062)	$62,181

The Company recorded expenses of $3.6 million and $3.8 million for amortization of intangible assets during the three months ended March 31, 2021 and March 31, 2020, respectively. In three months ended March 31, 2021 and 2020, the Company recorded amortization of developed technology in Cost of revenue, platform, Cost of revenue, player and Research and development expenses. The amortization for customer relationships and tradenames is recorded in Sales and marketing expenses and the amortization of patents is recorded in General and administrative expenses in the condensed consolidated statement of operations.

The estimated future amortization expense for intangible asset for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2021 (remaining 9 months)	$12,153
2022	15,896
2023	15,338
2024	12,546
2025	10,794
Thereafter	12,528
Total	$79,255

6. Balance sheet components

Accounts Receivable, net: Accounts receivable, net consists of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Gross accounts receivable	$524,429	$565,088
Allowance for sales returns	(3,768)	(5,912)
Allowance for sales incentives	(20,136)	(30,838)
Allowance for doubtful accounts	(4,127)	(4,181)
Other allowances	(225)	(305)
Total allowances	(28,256)	(41,236)
Total Accounts Receivable, net of allowances	$496,173	$523,852

Property and Equipment, net: Property and equipment, net consists of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Computers and equipment	$32,279	$30,859
Leasehold improvements	147,790	144,013
Website and internal-use software	7,319	6,744
Office equipment and furniture	19,671	19,661
Total property and equipment	207,059	201,277
Accumulated depreciation and amortization	(52,058)	(46,080)
Property and Equipment, net	$155,001	$155,197

Depreciation and amortization expense, for property and equipment assets, for the three months ended March 31, 2021 and 2020 was $6.0 million and $4.7 million, respectively.

Accrued Liabilities: Accrued liabilities consists of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Payments due to content publishers	144,138	106,576
Accrued cost of revenue	102,285	98,285
Marketing, retail and merchandising costs	44,023	43,645
Operating lease liability, current	32,715	35,647
Content liability, current	89,816	6,165
Other accrued expenses	64,425	57,350
Total Accrued Liabilities	$477,402	$347,668

Deferred Revenue: Deferred revenue consists of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Platform, current	$21,516	$27,587
Player, current	26,605	27,878
Total deferred revenue, current	48,121	55,465
Platform, non-current	10,906	9,909
Player, non-current	11,712	11,374
Total deferred revenue, non-current	22,618	21,283
Total Deferred Revenue	$70,739	$76,748

7. Content Assets

As of March 31, 2021 and December 31, 2020, content assets that met the capitalization criteria were $104.6 million and $7.9 million, respectively, and are recorded in Other non-current assets. On January 8, 2021, the Company entered into an agreement with the mobile-first video distribution service known as Quibi to acquire certain content rights. The transaction was accounted for as an asset acquisition. As discussed in Note 4, the Company also acquired content assets as part of the This Old House acquisition. During the three months ended March 31, 2021, the increase of $96.7 million in content assets was primarily driven by content acquired from Quibi and This Old House.

The Company records amortization expense for licensed content based on the pattern of monetization of such content. Amortization expense associated with licensed content assets was $9.8 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively and is included in Cost of revenue, platform in the condensed consolidated statements of operations.

Licensed content assets are primarily monetized together as a unit, referred to as a film group. The film group is evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The Company reviews various qualitative factors and indicators to assess whether the group asset is impaired.

8. FAIR VALUE

The Company’s financial assets measured at fair value are as follows (in thousands):

	As of March 31, 2021		As of December 31, 2020
	Fair Value	Level 1	Fair Value	Level 1
Assets:
Cash and cash equivalents:
Cash	$2,005,720	$2,005,720	$1,021,022	$1,021,022
Money market funds	71,794	71,794	71,793	71,793
Restricted cash	83	83	434	434
Total assets measured and recorded at fair value	$2,077,597	$2,077,597	$1,093,249	$1,093,249

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs in measuring fair value and utilizes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Financial assets and liabilities measured using Level 1 inputs include cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.

The Company considers all highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. The Company measured money market funds of $71.8 million as cash equivalents as of March 31, 2021 and December 31, 2020, respectively, using Level 1 inputs.

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

The Company did not have Level 2 instruments on March 31, 2021 and December 31, 2020.

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company did not have Level 3 instruments on March 31, 2021 and December 31, 2020.

Assets and liabilities that are measured at fair value on a non-recurring basis

Non-financial assets such as goodwill, intangible assets, property, plant, and equipment, operating lease right-of-use (“ROU”) assets and licensed content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. There were no indicators of impairment that required a fair value analysis during the three months ended March 31, 2021. The impairments for operating right-of-use assets recorded by the Company for the year ended December 31, 2020 were not material.

9. LEASES

The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from two to ten years and may include options to extend or terminate the lease. The depreciable life of ROU assets is limited by the expected lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost (1)	$10,266	$12,217
Variable lease cost	2,952	2,198
Net operating lease cost	$13,218	$14,415

(1) Operating lease cost is presented net of sublease income. The Company had no sublease income for the three months ended March 31, 2021. Sublease income for the three months ended March 31, 2020 was not material.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16,224	$9,451
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,498	$(795)

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$265,237	$266,197
Included in accounts payable and accrued liabilities:
Operating lease liability, current	32,715	35,647
Operating lease liability, non-current	303,159	307,936
Total operating lease liability	$335,874	$343,583

Weighted Average Remaining Lease Term:
Operating leases (in years)	8.81	9.05
Weighted Average Discount Rate:
Operating leases	4.59%	4.60%

Future lease payments under operating leases as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (remaining 9 months)	$35,113
2022	48,126
2023	48,287
2024	47,238
2025	46,910
Thereafter	204,271
Total future lease payments	429,945
Less: imputed interest	(78,085)
Less: expected tenant improvement allowance	(15,986)
Total	$335,874

As of March 31, 2021, the Company’s commitment relating to operating leases that have not yet commenced was $42.4 million. These operating leases will commence in fiscal year 2021 with lease terms of two to eleven years.

10. DEBT

The Company’s outstanding debt as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

	As of
	March 31, 2021		December 31, 2020
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$93,750	2.02%	$95,000	2.03%
Less: Debt issuance costs	(227)		(258)
Net carrying amount of debt	$93,523		$94,742

The carrying amount of debt approximates fair value due to its variable interest rates.

 Interest expense for the three months ended March 31, 2021 and 2020 associated with the Term Loan A Facility is $0.5 million and $0.6 million, respectively.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Original Closing Date”), the Company entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. On May 3, 2019 (the “Closing Date”), the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). On the Original Closing Date, the Company terminated the Amended and Restated Loan and Security Agreement that it entered into with Silicon Valley Bank in November 2014 (the “Restated 2014 LSA”).

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

The Company had outstanding letters of credit against the Revolving Credit Facility of $30.8 million as of March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021, the Company was in compliance with all of the covenants of the Credit Agreement.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

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

At-the-Market Offering

On March 2, 2021, the Company entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and Evercore Group L.L.C., as its sales agents, pursuant to which the Company could offer and sell from time-to-time shares of its Class A common stock for aggregate gross proceeds of up to $1,000.0 million. In

March 2021, the Company sold approximately 2.6 million shares of Class A common stock at an average selling price of $379.26 per share, for aggregate gross proceeds of $1,000.0 million and incurred issuance costs of $10.4 million.

Common Stock Reserved For Future Issuance

At March 31, 2021, the Company had reserved shares of common stock for issuance as follows (in thousands):

As of March 31, 2021
Common stock awards granted under equity incentive plans	11,457
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	27,847
Total reserved shares of common stock	44,393

* The Company has not issued any common stock pursuant to the 2017 Employee Stock Purchase Plan.

Equity Incentive Plans

The Company has two equity incentive plans, the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective September 2017 in connection with the Company’s initial public offering. No further shares have been issued under the 2008 Plan. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity compensation to the Company’s employees, directors and consultants.

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

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2021 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2020	4,355	$92.91
Awarded	97	384.11
Released	(387)	71.77
Forfeited	(71)	112.86
Balance, March 31, 2021 – outstanding	3,994	$101.66

The grant-date fair value of restricted stock units granted during the three months ended March 31, 2021 and 2020 was $37.2 million and $53.6 million, respectively. The grant-date fair value of restricted stock units that vested during the three months ended March 31, 2021 and 2020 was $27.8 million and $17.1 million, respectively. Total unrecognized compensation cost related to restricted stock units as of March 31, 2021 was $330.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.11 years.

Stock Options

The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balance, December 31, 2020	8,733	$26.19	5.7	—
Granted	10	413.11	—	$154.43
Exercised	(1,276)	5.25	—	—
Forfeited and expired	(4)	7.57	—	—
Balance, March 31, 2021 - outstanding	7,463	$30.31	5.8	—	$2,206,030

Options exercisable at March 31, 2021	5,311	$9.47	4.9	—	$1,680,001

The weighted average grant-date fair value of options granted during the three months ended March 31, 2021 and 2020, was $154.43 and $42.17, respectively. The intrinsic value for options exercised in the three months ended March 31, 2021 and 2020, was $494.1 million and $52.7 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the options’ exercise price on the date of grant.

As of March 31, 2021, the Company had $44.8 million of unrecognized stock compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.79 years.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Generally, stock options granted to employees vest 25% after one year and then 1/48th monthly thereafter and have a term of ten years. Restricted stock units generally vest over 4 years. For the three months ended March 31, 2021 and 2020, the amount of stock-based compensation capitalized as part of internal use software was not material.

The following table shows total stock-based compensation expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cost of platform revenue	$198	$211
Cost of player revenue	415	338
Research and development	16,554	13,255
Sales and marketing	13,363	10,057
General and administrative	10,007	6,544
Total stock-based compensation	$40,537	$30,405

The fair value of options granted under the equity incentive plans is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes model are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Expected term (in years)	5.0 - 6.0	5.0
Risk-free interest rate	0.36 - 0.80%	0.88 - 1.67%
Expected volatility	38.3 - 39.0%	36.0%
Dividend rate	—	—

12. COMMITMENTS AND CONTINGENCIES

Manufacturing Purchase Commitments

The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of March 31, 2021, the Company had $239.4 million purchase commitments for inventory.

License Content Commitments

As of March 31, 2021, the Company recognized a liability of $89.8 million in Accrued liabilities and $2.2 million in Other long-term liabilities for licensed content that is available for streaming. As of December 31, 2020, the Company recognized a liability of $6.2 million in Accrued liabilities and $1.4 million in Other long-term liabilities for licensed content that was available for streaming. In connection with the acquisition of certain content rights, the Company also assumed liabilities related to certain costs of the development and use of certain assets that had been incurred but not paid at the time assumed. Escrow arrangements were put in place such that selling shareholders will cover such costs. Accordingly, the Company has recognized both an indemnification asset and liability of $81.4 million, respectively, as of March 31, 2021. This indemnification asset is recorded as part of Prepaid and other current assets and the indemnification liability is recorded as part of Accrued liabilities in the condensed consolidated balance sheets.

The Company also enters into contracts with content publishers to acquire content or to buy ad inventory in the future. As of March 31, 2021, the Company had $94.5 million in commitments with content publishers that are non-cancellable. These commitments include both content that is available for streaming and is recognized as liabilities as well as content that is not yet available for streaming or ad inventories not yet purchased.

Letters of Credit

As of March 31, 2021 and December 31, 2020, the Company had irrevocable letters of credit outstanding in the amount of $30.8 million and $30.9 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2030.

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

In connection with the acquisition of certain content rights, the Company became jointly and severally liable for all liabilities arising from an office lease. Prior to the acquisition, the lease was assigned to an entity unaffiliated with the Company, which is now the primary lessee and which pays the liabilities associated with such office lease on an ongoing basis. The Company does not have access to the leased property, nor does it have a right to use the building, however the Company is a guarantor of the lease. The estimated maximum amount owed for the remaining term of the lease at the time of the acquisition was approximately $35.0 million. Escrow arrangements were put in place to cover foreseeable liabilities that potentially could be incurred by the Company.

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

It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements.

13. INCOME TAXES

Income tax benefit for the three months ended March 31, 2021 and 2020 is not material.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of March 31, 2021, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in Brazil, Canada, China, Denmark, India, Netherlands, Taiwan and the U.K.

The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

14. NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. For purposes of the calculation of diluted net income (loss) per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options are considered common stock equivalents. Dilutive shares of common stock are determined by applying the treasury stock method. The dilutive shares are excluded from the calculation of diluted net loss per share in the period of net loss, as their effect is antidilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net income (loss)	$76,296	$(54,612)
Denominator:
Weighted-average common shares outstanding — basic	129,674	120,180
Net income (loss) per share — basic	$0.59	$(0.45)

Weighted-average common shares outstanding — basic	129,674	120,180
Common stock equivalents	10,654	—
Weighted-average common shares outstanding — diluted	140,328	120,180
Net income (loss) per share — diluted	$0.54	$(0.45)

Common shares excluded from the calculation of diluted net income or excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Restricted stock units and stock options	74	15,227
Unvested shares of common stock issued upon early exercise of stock options	—	19
Total	74	15,246

15. SEGMENT INFORMATION

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

Customers accounting for 10% or more of segment revenue are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Platform segment revenue
Customer H	14%	13%

Player segment revenue
Customer A	10%	13%
Customer B	23%	13%
Customer C	39%	47%

Revenue in international markets was less than 10% in each of the periods presented. Substantially all Company assets were held in the United States as of March 31, 2021 and December 31, 2020.

16. SUBSEQUENT EVENT

On April 15, 2021, the Company completed the acquisition of Nielsen’s Advanced Video Advertising business, which includes its video automatic content recognition and dynamic ad insertion technologies. The total purchase price for the acquisition was $39.1 million, paid in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021, with the SEC (the “Annual Report”).

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

COVID-19 Update

The widespread global impact from the outbreak and spread of the novel strain of coronavirus referred to as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, continued through the end of the first quarter of 2021. Precautionary measures to slow down the spread of the virus that were put in place by governmental authorities have eased in many locations but have been re-instated in other geographies. We continue to have the majority of our workforce work from home to protect the health and safety of our employees and travel has been severely curtailed. The COVID-19 pandemic, and the resulting precautionary measures, have caused, and are expected to continue to cause, economic uncertainty both in the U.S. and globally as well as significant volatility in, and disruption to, financial markets.

The ongoing COVID-19 pandemic continues to accelerate the shift of TV viewing away from traditional pay TV to streaming TV. We continued to see increases in both active accounts and streaming hours during three months ended March 31, 2021. Active accounts increased to 53.6 million as of March 31, 2021, growing 35% year-over-year. Streaming hours grew 49% year-over-year to 18.3 billion as of March 31, 2021. Our platform revenue continues to perform well, year-over-year growing 101% for the three months ended March 31, 2021. We believe advertising budgets will continue to shift from traditional linear TV to streaming TV and that we will benefit from this shift due to our advanced advertising capabilities. Major content publishers continue to re-organize around streaming and as a result, our content distribution business has benefited as our rapid rate of active accounts growth was accompanied by strong consumer demand for ad-supported viewing, subscription services and premium movie rentals. While we have experienced an increase in TV streaming during the COVID-19 pandemic and our business generally has benefitted, there can be no assurance that these patterns will continue throughout 2021. With exceptional performance in the second half of 2020, some of our year-over-year comparisons in 2021 may be volatile.

We have largely been able to maintain an inventory of our players, audio products and accessories in stock at retailers and online stores throughout the COVID-19 pandemic. However, like many manufacturers, we are affected by the constraints in the global supply chain of certain components which impact our player margins. While our player and Roku TV model sales have remained strong during the COVID-19 pandemic, there can be no assurance that these patterns will continue throughout the pandemic or beyond.

In 2020, we closely monitored and decreased our operating expenses to mitigate the uncertainties caused by the COVID-19 pandemic. We now expect to make sequential increases in operating expenses to sustain our growth and competitive advantage. This is expected to have an impact on our results of operations. Throughout this process we will continue to monitor our operating expenses and capital expenditures and are committed to investing in strategic areas to grow our business and extend our competitive advantages.

Key Performance Metrics

The key performance metrics we use to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions are gross profit, active accounts, streaming hours, and Average Revenue Per User (“ARPU”).

Gross Profit

We use gross profit as the primary metric to measure the performance of our business because we have two revenue segments that have different margin profiles, and we aim to maximize our higher margin platform revenue from our active accounts as they stream content on our platform. The majority of our gross profit is generated from our platform segment.

Our gross profit was $326.8 million and $141.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

We had 53.6 million and 39.8 million active accounts as of March 31, 2021 and 2020, respectively.

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

We streamed 18.3 billion and 12.3 billion hours during the three months ended March 31, 2021 and 2020, respectively.

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

The roll out of the “Are you still watching” feature had no impact on the adjustments we made to our streaming hours calculations. While our revenue from content publishers is not based on the hours streamed on their streaming channels, and the number of streaming hours does not directly correlate to revenue earned from such content publishers or ARPU on a period-by-period basis, we believe that the growth in the number of hours of content streamed across our platform reflects our success in addressing the growing user demand for TV streaming. After adjusting our streaming hours as discussed above, our estimated year-over-year streaming hour growth rates for fiscal year 2018 versus fiscal year 2017, fiscal year 2019 versus fiscal year 2018 and the first quarter of 2020 versus the first quarter of 2019 were 60.5%, 59.3% and 46.8%, respectively. The estimated year-over-year streaming hour growth rate for the second quarter of 2020 versus the second quarter of 2019 was 65%.

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

ARPU was $32.14 as of March 31, 2021 as compared to $24.35 as of March 31, 2020.

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

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue consists of costs associated with arrangements with content partners and publishers, including advertising inventory and content or programming licensing fees. Cost of platform revenue also includes payment processing fees, allocated expenses associated with the delivery of our services including, salaries, benefits and stock-based compensation for our partner and customer support teams, third-party cloud services and amortization of acquired technology.

Cost of Player Revenue

Cost of player revenue is comprised mostly of player manufacturing costs payable to our third-party contract manufacturers and technology licenses or royalty fees. Cost of player revenue also includes inbound and outbound freight, duty and logistics costs, third-party packaging and allocated overhead costs related to facilities and customer support, and salaries, benefits and stock-based compensation for operations personnel.

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

Other Income (Expense), Net

For the three months ended March 31, 2021 and 2020, other income (expense), net consists of interest income on cash and cash equivalents, interest expense that primarily includes interest on our Credit Facility and amortization of deferred debt costs, foreign currency re-measurement and transaction gains and losses.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue.

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Revenue:
Platform	81%	73%
Player	19%	27%
Total net revenue	100%	100%
Cost of Revenue:
Platform	27%	32%
Player	16%	24%
Total cost of revenue	43%	56%
Gross Profit:
Platform	54%	41%
Player	3%	3%
Total gross profit	57%	44%
Operating Expenses:
Research and development	18%	28%
Sales and marketing	15%	21%
General and administrative	11%	12%
Total operating expenses	44%	61%
Income (Loss) from Operations	13%	(17)%
Other Income, Net:
Interest expense	—%	—%
Other income, net	—%	—%
Total other income, net	—%	—%
Income (Loss) before income taxes	13%	(17)%
Income tax (benefit) expense	—%	—%
Net income (loss)	13%	(17)%

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Net Revenue

	Three Months Ended
	March 31, 2021	March 31, 2020	Change $	Change %
(in thousands, except percentages)
Platform	$466,526	$232,557	$233,969	101%
Player	107,657	88,209	19,448	22%
Total Net Revenue	$574,183	$320,766	$253,417	79%

Platform

Platform revenue increased by $234.0 million, or 101%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is mostly attributable to higher advertising revenues, including revenue from our demand-side platform, and higher content distribution and related transactional revenues, including from Premium Subscriptions.

Player

Player revenue increased by $19.4 million, or 22%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase in the volume of streaming players sold in addition to increased revenues from the sale of audio products and accessories. During the three months ended March 31, 2021, the volume of streaming players sold increased 14% as compared to the three months ended March 31, 2020 offset by a 2% decrease in the average selling price of players. The increase in the volume of players sold was a result of consumers spending more time at home due to the continuing COVID-19 pandemic.

Cost of Revenue and Gross Profit

	Three Months Ended
	March 31, 2021	March 31, 2020	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$154,590	$101,936	$52,654	52%
Player	92,822	77,729	15,093	19%
Total Cost of Revenue	$247,412	$179,665	$67,747	38%
Gross profit:
Platform	$311,936	$130,621	$181,315	139%
Player	14,835	10,480	4,355	42%
Total Gross Profit	$326,771	$141,101	$185,670	132%

Platform

The cost of platform revenue increased by $52.7 million, or 52%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase is primarily driven by higher advertising related costs including inventory acquisition costs, in addition to higher content licensing fees, programming fees and credit card processing fees totaling $51.8 million and increase in allocated personnel and operational overhead costs of $1.7 million.

Gross profit for platform revenue increased by $181.3 million, or 139%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by the overall growth in our platform revenues.

Player

The cost of player revenue increased by $15.1 million, or 19%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in the cost of player revenue is primarily due to an increase in the volume of players sold. The increase is from higher product costs of $16.1 million, higher royalty expense of $2.4 million offset by reduction in inventory reserves and overhead costs of $3.3 million.

Gross profit for player revenue increased by $4.4 million, or 42%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, driven by higher sales volumes of player products and accessories and lower direct manufacturing costs.

Operating Expenses

	Three Months Ended
	March 31, 2021	March 31, 2020	Change $	Change %
(in thousands, except percentages)
Research and development	$101,581	$88,278	$13,303	15%
Sales and marketing	88,873	68,248	20,625	30%
General and administrative	60,511	39,740	20,771	52%
Total Operating Expenses	$250,965	$196,266	$54,699	28%

Research and Development

Research and development expenses increased by $13.3 million, or 15%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is primarily due to increases in personnel-related costs of $14.0 million as a result of increased engineering headcount and related stock-based compensation and higher professional service and consulting fees of $4.5 million offset by higher allocations of overhead costs to Cost of revenue, platform and player of $2.5 million, lower facilities costs of $1.5 million and lower travel expenses of $1.2 million due to the continuing COVID-19 pandemic.

Sales and Marketing

Sales and marketing expenses increased by $20.6 million, or 30%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is primarily due to increases in personnel-related costs of $12.7 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing and business analytics to support efforts to grow our business. Other sales and marketing expenses include an increase of $10.8 million mainly due to increases in marketing, retail and merchandising costs offset by lower facilities costs and lower travel expenses of $2.8 million due to the continuing COVID-19 pandemic.

General and Administrative

General and administrative expenses increased by $20.8 million, or 52%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is primarily due to increases in personnel-related costs of $13.0 million related to increased headcount and related stock-based compensation, and an increase of $10.3 million related to higher legal, consulting and professional service fees offset by a lower provision of doubtful accounts of $3.1 million.

Other Income (Expense), Net

	Three Months Ended
	March 31, 2021	March 31, 2020	Change $	Change %
(in thousands, except percentages)
Interest expense	$(742)	$(863)	$121	(14)%
Other income (expense), net	441	1,261	(820)	(65)%
Total Other Income (Expense), Net	$(301)	$398	$(699)	(176)%

Total other income (expense), net, decreased by $0.7 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Other income, net was lower in the three months ended March 31, 2021 due to lower interest income of $1.8 million from a significant drop in interest rates, which impacted our investment yields. This was offset by favorable foreign exchange totaling $0.7 million primarily related to the British Pound Sterling.

Income Tax (Benefit) Expense

	Three Months Ended
	March 31, 2021	March 31, 2020	Change $	Change %
(in thousands, except percentages)
Income tax (benefit) expense	$(791)	$(155)	$(636)	410%

Income tax benefit arises from foreign income taxes.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $2,077.5 million. Less than 1% of our cash was held outside the United States in accounts held by our foreign subsidiaries which are used to fund foreign operations.

Our primary sources of cash are receipts from platform and player revenue and proceeds from equity sales including equity issued pursuant to our employee stock option plans. The primary uses of cash are costs of revenue including third party manufacturing costs, costs to acquire advertising inventory, content and programming license fees as well as operating expenses including payroll-related expenses, consulting and professional service fees, and facility and marketing expenses. Other uses of cash include purchases of property and equipment and mergers and acquisitions.

We have multi-year lease agreements for office space and have incurred material facility and building expenses. We expect to continue to incur expenses for facility and building related costs at our office locations in the U.S. and internationally. As our business and workforce continue to expand, we further expect ongoing purchases of computer systems and other investments in property and equipment. In addition, we have pursued merger and acquisition activities, such as the acquisition of the This Old House business and content from Quibi, and we may pursue additional merger and acquisition activities in the future, including the acquisition of rights to programming and content assets, that could materially impact our liquidity and capital resources.

We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks and uncertainties, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors and the effects of the COVD-19 pandemic. While the pandemic has not severely impacted our liquidity and capital resources to date, it has contributed to disruption and volatility in local economies and in capital and credit markets which could adversely affect our liquidity and capital resources in the future.

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

At-the-Market Offering

On March 2, 2021, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and Evercore Group L.L.C., as our sales agents, pursuant to which we could offer and sell from time-to-time shares of our Class A common stock for aggregate gross proceeds of up to $1,000.0 million. In March 2021, we sold approximately 2.6 million shares of Class A common stock at an average selling price of $379.26 per share, for aggregate gross proceeds of $1,000.0 million and incurred issuance costs of $10.4 million.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Original Closing Date”), we entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. On May 3, 2019 (the “Closing Date”), the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”).

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

For our current borrowings, we have elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio. The borrowings under the facility mature or have to repaid in full by February 2023. Our obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default. As of March 31, 2021, we were in compliance with all of the covenants of the Credit Agreement. See Note 10 to the condensed consolidated financial statements in Item 1 of this Report, for additional details regarding the Credit Agreement.

We had outstanding letters of credit of $30.8 million as of March 31, 2021 and December 31, 2020, respectively, against the Revolving Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$95,799	$45,941
Cash flows used in investing activities	(106,521)	(44,259)
Cash flows provided by financing activities	995,070	70,818

Operating Activities

Our operating activities provided cash of $95.8 million for the three months ended March 31, 2021. Our net income of $76.3 million for the three months ended March 31, 2021 was adjusted by non-cash charges of $66.4 million comprising mainly of $40.5 million of stock-based compensation, $9.6 million of depreciation and amortization primarily on property and equipment and intangible assets, amortization of right of use assets of $6.5 million and amortization of content assets of $9.8 million. The changes in our operating assets and liabilities used cash of $46.9 million mainly from an increase in other non-current assets of $60.5 million due to an increase in content assets, a decrease in accounts payable of $18.9 million due to timing of payments, an increase in prepaid expenses of $19.0 million due to an increase in contract assets primarily driven by the overall growth of platform revenue combined with the timing of billing which falls into a subsequent period, a decrease in operating lease liabilities of $12.4 million on account of contractual lease payments and a decrease in deferred revenue of $11.0 million due to the timing of revenue recognition. These outflows were offset by inflows of $29.1 million from an increase in accrued liabilities mainly due to an increase in payables to content publishers and payroll accruals, $32.6 million from a decrease in accounts receivable as a result of collections from higher revenue recorded in the last quarter of 2020 and $12.6 million from a decrease in inventory levels.

Our operating activities provided cash of $45.9 million for the three months ended March 31, 2020. Our net loss of $54.6 million for the three months ended March 31, 2020 was adjusted by non-cash charges of $58.0 million comprising mainly of $30.4 million of stock-based compensation, $8.4 million of depreciation and amortization primarily on property and equipment and intangible assets, amortization of right of use assets of $9.2 million, amortization of content assets of $6.1 million and provision for doubtful accounts of $3.8 million. The changes in our operating assets and liabilities provided cash of $42.6 million comprised of inflows of $32.5 million from a decrease in accounts receivable as a result of collections from higher revenue recorded in the last quarter of 2019, $13.6 million from an increase in operating lease liabilities, $4.8 million from an increase in accrued liabilities due to timing of payments, increased developer payables and overall growth in the volume of business, $5.7 million from a decrease in inventory balances, $1.5 million from a decrease in other non-current assets, and $1.2 million from an increase in other long-term liabilities. These inflows were partially offset by cash outflows of $13.6 million from a decrease in accounts payable due to timing of payments and $2.0 million from a decrease in deferred revenue.

Investing Activities

Our investing activities for the three months ended March 31, 2021 included cash outflow of $106.5 million comprised of $102.8 million for the acquisition of businesses, mainly This Old House, and $3.7 million for purchase of property and equipment and expenditures on leasehold improvements.

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

Financing Activities

Our financing activities provided cash of $995.1 million for the three months ended March 31, 2021. The cash was received mainly from proceeds from our at-the-market offering program amounting to $989.6 million net of issuance costs and proceeds from the exercise of employee stock options of $6.7 million. These inflows were offset by $1.3 million of repayments made on borrowings.

Our financing activities provided cash of $70.8 million for the three months ended March 31, 2020. The cash was received mainly from proceeds from borrowings amounting to $69.3 million and proceeds from the exercise of employee stock options of $2.7 million. These inflows were offset by $1.3 million of repayments made on borrowings.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our noncancelable contractual obligations are as follows as of March 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Term Loan A Facility (1)	$93,750	$6,250	$87,500	$—	$—
Purchase commitments (2)	239,362	239,362	—	—	—
Operating lease obligations (3)	429,945	47,136	96,363	94,155	192,291
Other obligations (4)	94,479	59,342	33,227	1,910	—
Total	$857,536	$352,090	$217,090	$96,065	$192,291
(1)

Represents the principal amount of the Term Loan A Facility. For additional information regarding the terms of the debt and interest payable, see Note 10 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

(2)	Represents commitments to purchase finished goods from our contract manufacturers and other inventory related items.
(3)	Represents future minimum lease payments under operating leases.
(4)	Represents commitments included in other non-cancelable arrangements like content licensing, advertising buys and other platform services.

We rely on outsourced suppliers to manufacture, assemble and test our players and audio devices. Consistent with industry practices, we enter into firm, noncancelable, and unconditional purchase commitments to acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Our contract manufacturers source components and build our products based on these demand forecasts. Changes to projected demand or in the subsequent sales mix of our products, may result in us being committed to purchase excess inventory to satisfy these commitments.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainty in the current economic environment due to the continuing COVID-19 pandemic. We evaluate our estimates and assumptions on an ongoing basis. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents, and interest expense on the Credit Facility. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of March 31, 2021, borrowings under the Term Loan A Facility totaled $93.8 million with an effective interest rate of 2.02%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $0.9 million.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2021 there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2021 except for those risks marked with an asterisk (*).

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

Risks Related to Our Business and Industry

•	the highly competitive nature of the TV streaming industry that is rapidly evolving;
•	our ability to monetize our streaming platform;
•	our ability to attract advertisers and advertising agencies to our demand-side advertising platform;
•	our ability to develop relationships with TV brands and service operators;
•	our ability to establish and maintain relationships with important content publishers;
•	popular or new content publishers not publishing their content on our streaming platform;
•	maintaining an adequate supply of quality video ad inventory on our platform and selling the available supply;
•	content publishers electing not to participate in platform features that we develop;
•	irrelevant or unengaging advertising, marketing campaigns or other promotional advertising on our platform;
•	our ability to attract users to and generate revenue from The Roku Channel;
•	users signing up for offerings and services outside of our platform;
•	the evolution of our industry and the impact of many factors that our outside of our control;
•	changes in consumer viewing habits;
•	our and our Roku TV brand partners’ reliance on retail sales channels to sell products;
•	our ability to build a strong brand and maintain customer satisfaction and loyalty;
•	advertiser and/or advertising agency delayed payment or failure to pay;
•	maintaining adequate customer support levels;
•	our ability to manage streaming device and other product introductions and transitions;
•	our and our Roku TV brand partners’ reliance on contract manufacturers and limited manufacturing capabilities;
•	our ability to forecast manufacturing requirements and manage inventory;
•	our ability to obtain key components from sole source suppliers;
•	interoperability of our streaming devices with content publishers’ offerings, technologies and systems;
•	detecting hardware errors or software bugs in our products before they are released to users;
•	component manufacturing, design or other defects that render our devices permanently inoperable;
•	our ability to obtain necessary or desirable third-party technology licenses;

Risks Related to Operating and Growing Our Business

•	our history of operating losses;
•	volatility of our quarterly operating results that could cause our stock price to decline;
•	our ability to manage our growth;
•	our ability to successfully expand our international operations;
•	seasonality of our business and its impact our revenue and gross profit;
•	attracting and retaining key personnel and managing succession;
•	maintaining systems that can support our growth, business arrangements and financial rules;
•	our ability to successfully complete acquisitions and investments and integrate acquired businesses;
•	our ability to comply with the terms of our outstanding credit facility;
•	our ability to secure funds to meet our financial obligations and support our planned business growth;

Risks Related to Cybersecurity, Reliability and Data Privacy

•	significant disruptions of information technology systems or data security breaches;
•	legal obligations and potential liability related to our users’ personal information;
•	our actual or perceived failure to adequately protect personal and confidential information;
•	disruptions in computer systems or other services that result in a degradation of our platform;
•	changes in how network operators manage data that travel across their networks;

Risks Related to Intellectual Property

•	litigation resulting in the loss of important intellectual property rights;
•	failure to protect or enforce our intellectual property or proprietary rights;
•	our use of open source software;
•	our agreement to indemnify certain of our partners if our technology is alleged to infringe on third-parties’ intellectual property rights;

Risks Related to Macroeconomic Conditions

•	the current and future impact of the COVID-19 pandemic on our business;
•	natural disasters or other catastrophic events;

Legal and Regulatory Risks

•	enactment of or changes to government regulation or laws related to our business;
•	changes in general economic conditions, geopolitical conditions, and/or U.S. trade and sanctions policies that impact our business;
•	U.S. or international rules that permit ISPs to limit internet data consumption by users;
•	changes to current or future laws, regulations or government actions that impact our partners;
•	liability for content that is distributed through or advertising that is served through our platform;
•	our ability to maintain effective internal controls over financial reporting;
•	the impact of changes in accounting principles;
•	compliance with laws and regulations related to the collection of sales tax and payment of income tax;
•	changes to U.S. or foreign taxation laws or regulations;
•	regulatory inquiries, investigations and proceedings;

Risks Related to Ownership of our Class A Common Stock

•	the dual class structure of our Class A common stock;
•	the volatility in the trading price of our Class A common stock;
•	potential dilution or a decline in our stock price caused by future sales or issuance of our capital stock or rights to purchase capital stock;
•	a decline in our stock prices caused by future sales by existing stockholders;
•	dependency on favorable securities and industry analyst reports;
•	the significant legal, accounting and other expenses associated with being a publicly-traded company;
•	the absence of dividends on our Class A or Class B common stock;
•	anti-takeover provisions in our charter; and
•

the limitations resulting from our selection of the Delaware Court of Chancery and the federal district courts of the United States as the exclusive forums for substantially all disputes between us and our stockholders.

Risks Related to Our Business and Industry

TV streaming is highly competitive and many companies, including large technology companies, content owners and aggregators, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract and retain users and our business will be harmed.*

TV streaming is highly competitive and global. Our success depends in part on attracting and retaining users on, and effective monetization of, our streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer our users access to the content they love on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We also must effectively support popular sources of streaming content that are available on our platform, such as Amazon Prime Video, Disney+, Discovery+, HBO Max, Hulu, Paramount+, Peacock, Netflix and YouTube. And we must respond rapidly to actual and anticipated market trends in the TV streaming industry.

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

Our future growth depends on the acceptance and growth of over-the-top (“OTT”) advertising and OTT advertising platforms.*

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

Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print. The future growth of our business depends on the growth of OTT advertising, and on advertisers increasing their spend on advertising on our platform. Although traditional TV advertisers have shown growing interest in OTT advertising, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising, especially if our users no longer stream TV or significantly reduce the amount of TV they stream either as a result of lifting of stay-at-home orders, the end of the COVID-19 pandemic or for other reasons. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

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

In order to materially increase the monetization of our streaming platform through the sale of video advertising, we will need our users to stream significantly more ad-supported content. Our efforts to monetize our streaming platform through ad-supported content are still developing and may not continue to grow as we expect. Further, while we have experienced, and expect to continue to experience, growth in our revenue from advertising, our efforts to monetize our streaming platform through the distribution of advertising-supported video on demand (“AVOD”) content are still developing and our advertising revenue may not grow as we expect. This means of monetization will require us to continue to attract advertising dollars to our streaming platform as well as deliver AVOD content that appeals to users. Accordingly, there can be no assurance that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.

If we are unable to attract advertisers or advertising agencies to our OneView Ad Platform or if we are not successful in running a demand-side advertising platform, our business may be harmed.

In 2020, we announced the rebranding of the OneView Ad Platform, a demand-side platform through which advertisers and advertising agencies can programmatically purchase and manage their OTT, desktop and mobile advertising campaigns. OneView leverages the demand-side platform (“DSP”) developed by dataxu, which we acquired in November 2019, and integrates the reach, inventory and capabilities of our proprietary advertising products and services. The market for programmatic OTT ad buying is an emerging market, and our current and potential advertisers and advertising agencies may not shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic OTT ad buying deteriorates or develops more slowly than we expect, advertisers and advertising agencies may not use OneView or we may not attract prospective advertisers or advertising agencies to OneView, and our business could be harmed. In addition, we have limited experience running a DSP and if OneView does not have the functionality or services expected by advertisers or advertising agencies, we may not be able to attract their advertising spend to OneView or our existing customers may not maintain or increase their spend on OneView. If we fail to adapt to our rapidly changing industry or to our customers evolving needs, advertisers and advertising agencies will not adopt OneView and our business may be harmed. We also may not be able to compete effectively with more established DSPs or be able to adapt to changes or trends in programmatic OTT advertising, which would harm our ability to grow our advertising revenue and harm our business.

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

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*

Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the quarter ended March 31, 2021, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts or streaming device sales may be adversely affected, and our business may be harmed.

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

Our business model depends on our ability to grow video ad inventory on our streaming platform and sell it to advertisers. While The Roku Channel serves as a valuable source of video ad inventory for us to sell, we are also dependent on our ability to monetize video ad inventory within other ad-supported channels on our streaming platform. We seek to obtain the ability to sell such inventory from the content publishers of such channels. We may fail to attract content publishers that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform, or fail to obtain access to a sufficient quantity and quality of ad inventory from the publishers of such content. Our access to video ad inventory in ad-supported streaming channels on our platform varies greatly among channels; accordingly, we do not have access to all of the video ad inventory on our platform. For certain channels, including YouTube’s ad-supported channel, we have no access to video ad inventory at this time, and we may not secure access in the future. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video ad inventory at reasonable costs to keep up with demand, our business may be harmed.

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

The Roku Channel may not continue to attract a large number of users and/or generate significant revenue from advertising, and our users may not purchase Premium Subscriptions.*

We operate The Roku Channel, which offers both ad-supported free access for users to a collection of films, television series and other content as well as Premium Subscriptions, which allow our users to pay for ad-free content from various content publishers, all on one streaming channel. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion and operation of The Roku Channel, which we monetize primarily through advertising. For example, in the first quarter of 2021, we acquired content rights, including rights to certain projects in development, from the mobile-first video distribution service known as Quibi, and announced that The Roku Channel will become the home of such content. In addition, we acquired the entities comprising the “This Old House” business, which own and produce the “This Old House” and “Ask This Old House” TV programs and operate related business lines, to further the growth strategy and ad-supported content offerings in The Roku Channel. If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through revenue generated from advertising. In order to attract users to the ad-supported content on The Roku Channel and drive streaming of ad-supported video on The Roku Channel, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. The agreements that we enter into with these content owners have varying terms and provide us with rights to make specific content available through The Roku Channel during certain periods of time. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements with the content owners, or enter into new agreements with other content owners, in order to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If we are unable to enter into content license agreements on acceptable terms to access content that enables us to attract and retain users of the ad-supported content on The Roku Channel, or if the content we do secure rights to stream, including for example the content that we acquired through the Quibi transaction described above, is ultimately not appealing to our users and advertisers, usage of The Roku Channel may decline, and our business may be harmed. In addition, following the acquisition of the This Old House business and the launch of our advertising brand studio, we will be producing content for distribution on The Roku Channel and other platforms. We have limited experience producing content, and we may not be successful in doing so in a cost-effective manner that is appealing to our users and advertisers and furthers the growth of The Roku Channel. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the available content, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient revenue from advertising to be cost effective for us to operate, regardless of our ability to sell Premium Subscriptions. In addition, we distribute The Roku Channel on platforms other than our own streaming platform, and there can be no assurance that we will be successful in attracting a large number of users and/or generating significant revenue from advertising through the distribution of The Roku Channel on such other streaming platforms.

If our users sign up for offerings and services outside of our platform or through other channels on our platform, our business may be harmed.

We earn revenue by acquiring subscribers for certain of our content publishers activated on or through our platform. If users do not use our platform for these purchases or subscriptions for any reason, and instead pay for services directly with content publishers or by other means that we do not receive attribution for, our business may be harmed. In addition, certain channels available on our platform allow users to purchase additional streaming services from within their channels. The revenue we earn from these transactions is generally not equivalent to the revenue we earn from activations on or through our platform that we receive full attribution credit for. Furthermore, for Premium Subscriptions, we only earn revenue for subscription video on demand (“SVOD”) channels, including subscriptions to these services through The Roku Channel. Accordingly, if users activate subscriptions for SVOD channels, including channels available as Premium Subscriptions, other than on our platform, our business may be harmed.

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

We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV model sales.*

To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners' Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the quarter ended March 31, 2021, Amazon, Best Buy and Walmart in total accounted for 73% of our player segment revenue. These three retailers collectively accounted for 69% and 72% of our player revenue for the years ended December 31, 2020 and 2019, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or our TV brand partners' Roku TV models, choose not to prominently display those devices in their stores or on their websites, or close or severely limit access to their brick and mortar locations because of shutdowns related to the ongoing COVID-19 pandemic, the volume of our streaming devices sold could decrease, which would harm our business. If any of our existing TV brands choose to work exclusively with, or divert a significant portion of their business with us to, other operating system developers, this may impact our ability to license the Roku OS and our smart TV reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices and is able to market and promote these products more prominently on its website, and could refuse to offer or promote our devices on its website. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, could require us to increase our marketing expenditures to maintain our product visibility or result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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
•

tariffs, trade, sanctions, and export restrictions by the U.S. or foreign governments, which could impact the pricing and availability of such devices and depress consumer demand, limit the ability of our contract manufacturers to obtain key parts, components, software, and technologies, and lead to shortages;

•	the ability of our contract manufacturers to produce quality products and minimize defects, manufacturing mishaps, and shipping delays; and
•	our ability to attract and retain world-class research and development personnel.

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

•	capacity constraints;
•	reduced component availability;
•	production disruptions or delays, including from strikes, mechanical issues, quality control issues, natural disasters, and public health crises, such as the ongoing COVID-19 pandemic; and
•	the impact of U.S. or foreign tariffs, trade, or sanctions restrictions on components, finished goods, software, or other products.

As a result, we have limited control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new streaming devices or other products. For example, during the quarter ended March 31, 2021, high demand for consumer electronics and information technology products created tight component supply conditions and logistical delays for our products. In addition, COVID-19 and recent increases in U.S. demand for imported goods have caused shipping delays from Asia with backlogs at ports of origination and entry.

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

Our contracts with our contract manufacturers generally do not obligate them to supply our players or other products in any specific quantity or at any specific price. In the event our contract manufacturers are unable to fulfill our production requirements in a timely manner, their costs increase because of U.S. or international tariffs, sanctions, export or import restrictions, or they decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards on a timely basis, or at all. Any significant interruption in manufacturing at our contract manufacturers for any reason could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, or to incur higher freight costs than anticipated, which would negatively impact our player gross margin. In addition, our contract manufacturers’ facilities are located in Southeast Asia, the People’s Republic of China and Brazil and may be subject to political, economic, labor, trade, social and legal uncertainties that may harm or disrupt our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and trade restrictions on exports or imports. Furthermore, any manufacturing issues affecting the quality of our products, including players and audio products, could harm our business.

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

Certain Roku TV brands do not have manufacturing capabilities and primarily depend upon contract manufacturers, and the supply of Roku TV models to the market could be disrupted if they encounter problems with their contract manufacturers or suppliers.*

Certain Roku TV brands do not have internal manufacturing capabilities and primarily rely upon contract manufacturers to build the Roku TV models that they sell to retailers. Their contract manufacturers may be vulnerable to capacity constraints and reduced component availability, increases in U.S. tariffs on imports of Roku TV models, future possible changes in U.S. regulations on exports of U.S. technologies or dealings with certain countries or parties, foreign tariffs on U.S. parts or components for Roku TV models that are assembled outside of the U.S., and their control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply may be limited. Delays, component shortages, or factory shutdowns due to the COVID-19 pandemic, the current sustained high demand for consumer electronics and information technology products, and other manufacturing and supply problems could impair the retail distribution of their Roku TV models. A significant interruption in the supply of Roku TV models to retailers and distributors could, in turn, reduce our active accounts and streaming hours.

Furthermore, any manufacturing issues affecting the quality or performance of our Roku TV brand partners’ Roku TV models, could harm our brand and our business.

If we fail to accurately forecast our manufacturing requirements and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays and lose revenue.*

We bear supply risk under our contract manufacturing arrangements. Lead times for the materials and components that our contract manufacturers order on our behalf through different component suppliers vary significantly and depend on numerous factors, including the specific supplier, contract terms, shipping and air freight, and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our players or other products are currently lengthy, requiring our contract manufacturers to order materials and components several months in advance. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products or build excess products, we could be required to pay for these excess components or products. In the past, we have agreed to reimburse our contract manufacturers for purchased components that were not used as a result of our decision to discontinue a certain model of player or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business.

Conversely, if we underestimate our player or other product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our players or other products and result in delays or cancellation of orders from retailers and distributors. In addition, from time to time we have experienced unanticipated increases in demand that resulted in the need to ship players via air freight, which is more expensive than ocean freight, and adversely affected our player gross margin during such periods of high demand, for example, during end-of-year holidays. During the quarter ended March 31, 2021, sustained high demand for consumer electronics and information technology products created tight component supply conditions and logistical delays for our products. If we fail to accurately forecast our manufacturing requirements, our business may be harmed.

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

Risks Related to Operating and Growing Our Business

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and we have experienced annual net losses each year since inception. As of March 31, 2021, we had an accumulated deficit of $256.1 million. We expect our operating expenses to increase in the future as we continue to expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to operate at or near break-even levels in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

If we have difficulty managing our growth in operating expenses, our business could be harmed.*

We have experienced significant growth in our research and development, sales and marketing, support services, operations, and general and administrative functions in recent years and expect to continue to expand these activities. Our historical growth has placed, and expected future growth will continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;
•	hire more employees, including engineers with relevant skills and experience;
•	expand internationally;

•	increase our sales and marketing efforts;
•	expand the capacity to manufacture and distribute our players;
•	broaden our customer support capabilities;
•	support a larger number of TV brand and service operators;
•	expand and improve the content offering on our platform;
•	implement appropriate operational and financial systems; and
•	maintain effective financial disclosure controls and procedures.

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

In the course of expanding our international operations and operating overseas, in addition to the risks we face in the United States, we will be subject to a variety of risks that could adversely affect our business, including:

•

differing regulatory requirements, including country-specific data privacy and security laws and regulations, consumer protection laws and regulations, tax laws, trade laws, labor regulations, tariffs, export quotas, U.S. and foreign sanctions, custom duties on cross-border movements of goods or data flows, extension of limits on TV advertising minutes to OTT advertising, local content requirements, data or data processing localization requirements, or other trade restrictions;

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

continue to oppose extension of the moratorium when it is considered at the WTO’s MC-12 Ministerial Meeting, which was postponed due to the COVID-19 pandemic and is scheduled to take place in November 2021;

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
•

future possible changes in U.S. regulations on exports of U.S. technologies or dealings with certain countries or parties, including expanding export control and sanctions restrictions on China and Hong Kong; and

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

Given the seasonal nature of advertising and our device sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, disruptions in our supply or distribution chains, tariffs or other restrictions on trade, shipping or air freight delays, or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our distributors’ ability to timely deliver players and co-branded Roku TV models to retailers during the holiday season. A substantial portion of our expenses are personnel related, including salaries, stock-based compensation and benefits, and facilities related none of which are seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on gross profit and operating margins, at least in the short term, and our business would be harmed.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. Because we face significant competition for personnel, particularly in the San Francisco Bay Area where our headquarters is located, to attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation packages before we can validate the productivity of those employees. In addition, the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. To retain employees, we also may need to increase our employee compensation levels in response to competition. The loss of employees or the inability to hire additional skilled employees is necessary to support our growth could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause disruptions.

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

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.*

We have in the past and may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures, in particular when the acquired businesses, products or technologies involve areas of operation in which we have limited or no prior experience. Acquisitions of businesses, products or technologies in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

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

In November 2019, we borrowed $100.0 million aggregate principal amount pursuant to the Term Loan A Facility and in March 2020, we borrowed $69.3 million aggregate principal amount of revolving loans pursuant to the Revolving Credit Facility. In May 2020, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as sales agents (the “2020 Equity Distribution Agreement”), pursuant to which we sold 4.0 million shares of our Class A common stock at an average selling price of $126.01 per share, for aggregate gross proceeds of $504.0 million, a portion of which was used to repay the $69.3 million outstanding under our Revolving Credit Facility. In March 2021, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and Evercore Group L.L.C., as sales agents (the “2021 Equity Distribution Agreement”), pursuant to which we sold 2.6 million shares of our Class A common stock at an average selling price of $379.26, for aggregate gross proceeds of $1,000.0 million. We also have outstanding letters of credit as of March 31, 2021 totaling $30.8 million against the Revolving Credit Facility.

As of March 31, 2021, we were in compliance with all of the financial covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

When we borrowed pursuant to the Revolving Credit Facility, we chose a variable interest rate based on London Interbank Offered Rate (“LIBOR”) as the benchmark for establishing the applicable interest rate. LIBOR is currently calculated and published for various currencies and periods by the benchmark’s administrator, ICE Benchmark Administration Limited (“IBA”), which is regulated for such purposes by the United Kingdom’s Financial Conduct Authority. On March 5, 2021, the IBA confirmed that it would cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the U.S. dollar LIBOR settings (overnight and 12 months) immediately following the LIBOR publication on June 30, 2023.

Accordingly, in the near future LIBOR will cease being a widely used benchmark interest rate. The current and any future reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past, including during the transition period. The consequences of the developments cannot be entirely predicted and could have an adverse impact on the value of our LIBOR-linked financial obligations, such as an increase in the cost of our Credit Agreement indebtedness.

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

We have outsourced certain elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits and stores our users’ or others’ personal information (such as payment card information) and as a result, we manage a number of third-party vendors who may or could have access to our information technology systems (including our computer networks) or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external threats on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including any efforts to educate or train our employees, we remain vulnerable to phishing attacks.

Although we have, and may in the future, implement remote working protocols and offer work-issued devices to employees, the actions of our employees while working remotely may have a greater effect on the security of our systems and the data we process, including by increasing the risk of compromise to our systems, intellectual property, or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control, or the ability to transmit or store company-controlled data outside of our secured network. These risks have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of government guidelines and internal policies adopted in response to the COVID-19 pandemic.

In addition to the threat of unauthorized access or acquisition of sensitive or personal information or intellectual property, other threats could include the deployment of harmful malware, ransomware attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems experience directed attacks on at least a periodic basis that are intended to interrupt our operations; interrupt our users’, content publishers’ and advertisers’ ability to access our platform; extract money from us; and/or view or obtain our data (including without limitation user or employee personal information or proprietary information) or intellectual property. Although we have implemented certain systems, processes, and safeguards intended to protect our information technology systems and data from such threats and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or services in the future. Our safeguards intended to prevent or mitigate certain threats may not be sufficient to protect our information technology systems and data due to the developing sophistication and means of attack in the threat landscape. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology. Additionally, our third-party vendors or business partners’ information technology systems, or hardware/software provided by such third parties for use in our information technology systems, may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships.

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

We collect information about the interaction of users with our platform, devices, website, advertisements, and content publishers’ streaming channels. To deliver relevant advertisements effectively, we must successfully leverage this data as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including users’ having the ability to refuse consent to or opt out from our, our service providers or our advertising partners’ collection and use of this data, restrictions imposed by advertisers, content publishers and service providers, changes in technology, and developments in laws, regulations and industry standards. For example, certain EU laws and regulations prohibit access to or storage of information on a user’s device (such as cookies and similar technologies that we use for advertising) that is not “strictly necessary” to provide a user-requested service or used for the “sole purpose” of a transmission unless the user has provided unambiguous, affirmative consent, and users may choose not to provide this consent to collection of information which is used for advertising purposes. Additionally, certain device manufacturers or operating system providers may restrict the deployment of cookies and similar technologies, or otherwise restrict the collection of personal information through these or other tools, via our applications. Any restrictions on our ability to collect or use data could harm our ability to grow our revenue, particularly our platform revenue which depends on engaging the relevant recipients of advertising campaigns.

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

The U.S. data protection legal landscape also continues to evolve, with states such as California and Nevada having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Effective October 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. The California Consumer Privacy Act (“CCPA”) went into effect in January 2020 and gives California residents certain rights with respect to their personal information such as rights to access and require deletion of their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was amended and the California Office of the Attorney General published final regulations to implement portions of the CCPA. In November 2020, the California Privacy Rights Act (“CPRA”) was passed into law and goes into effect on January 1, 2023 (with a ‘look-back’ to January 1, 2022). The CPRA builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate consumer privacy issues. In March 2021, Virginia enacted the Consumer Data Protection Act (“VCDPA”), which goes into effect January 1, 2023. The VCDPA introduces new privacy obligations for which we may need to take additional steps to comply.

Data protection laws continue to proliferate throughout the world and such laws likely apply to our business. For example, Brazil’s General Data Protection Law (“LGPD”) came into effect in August 2020. The LGPD bears many substantive similarities to the GDPR such as extra-territorial reach, enhanced privacy rights for individuals, data transfer restrictions and mandatory breach notification obligations. It carries penalties of up to 2% of a company’s Brazilian revenue.

We are continuing to assess the impact of new and proposed data privacy and protection laws and proposed amendments to existing laws on our business. Such restrictions could, for example, limit our ability to supply targeted advertising and thus negatively impact our business.

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

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) to the United States. However, there are certain unsettled legal issues regarding the adequacy of these data transfer mechanisms, the resolution of which may adversely affect our ability to transfer personal information from the EEA to the United States. On July 16, 2020, the European Court of Justice (the highest EU Court) ruled the EU-US Privacy Shield to be an invalid data transfer mechanism, confirmed that the Model Clauses remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. We are currently awaiting regulatory guidance from EU Data Protection Authorities and the US Department of Commerce on the impact of this ruling on broader international data transfer compliance for companies, including finalized guidance on specific supplementary measures that all companies would be required to implement in addition to the Model Clauses. This may involve changes that require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. Our ability to continue to transfer personal information outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR, and we may experience operating disruptions if we are unable to conduct these transfers in the future. In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate.

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

In addition, some countries are considering or have enacted ‘data localization’ laws requiring that user data regarding users in their country be maintained, stores, and/or processed in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. We expect that, in addition to the business as usual costs of compliance, the evolving regulatory interpretation and enforcement of laws such as the GDPR and CCPA, as well as other domestic and foreign data protection laws will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

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

Risks Related to Macroeconomic Conditions

The ongoing COVID-19 pandemic has impacted our business and we are unable to predict the extent to which the pandemic and related effects will continue to impact our business.*

Beginning in the first quarter of 2020 and continuing into 2021, there has been widespread global impact from the COVID-19 pandemic, and our business has been, and will continue to be, impacted by the pandemic and resulting economic consequences. The spread of COVID-19 has caused us to take precautionary measures intended to help minimize the risk of the virus to our employees, including mandatory work-from-home policies, suspending non-essential business travel and canceling physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, TV brand partners, content publishers, advertisers, retail and distribution partners, contract manufacturers, services vendors and supply chain. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and a continuation of the extended period of remote work arrangements could disrupt our business, introduce business and operational risks, including cybersecurity risks, and could make it more difficult for us to effectively manage our business.

The COVID-19 pandemic and the precautionary measures that we have taken in response have had a mixed impact on our business during the quarter ended March 31, 2021 and the year ended December 31, 2020. When staying-at-home restrictions were first issued in the first quarter of 2020, we saw an acceleration in both streaming hours, which has moderated since peaking in early in the second quarter, and account activations. In our platform segment, we experienced increases in trials of and subscriptions to SVOD content, growth in the consumption of AVOD content, and increased purchases of transaction video on demand (“TVOD”) content. During the second quarter of 2020, we experienced delays in the start of some video advertising campaigns and an increase in advertising campaign cancellations. We also have encountered supply chain disruptions related to our players that resulted in elevated air freight costs to replenish inventory and meet increased demand. Additionally, at times some of our retail partners have had to close or severely limit access to their brick-and-mortar locations, resulting in reduced sale of devices in these locations. For example, during the holiday season our partners saw fewer shoppers in their brick-and-mortar locations. Further, our management team has focused on addressing the impacts of the COVID-19 pandemic on our business, which has required and will continue to require, a significant investment of their time and resources, and has diverted their attention away from other aspects of our business. In light of the COVID-19 pandemic, during 2020 and continuing into 2021 our management team took steps to slow the rate of growth of our operating expenses and capital expenditures. Our management team also monitored our liquidity and in May 2020, we entered into the 2020 Equity Distribution Agreement, pursuant to which we sold 4.0 million shares of our Class A common stock at an average selling price of $126.01 per share, for aggregate gross proceeds of $504.0 million, a portion of which was used to repay the $69.3 million that we drew down on our Revolving Credit Facility in March 2020. In March 2021, we entered into the 2021 Equity Distribution Agreement, pursuant to which we sold 2.6 million shares of our Class A common stock at an average selling price of $379.26 per share, for aggregate gross proceeds of $1,000.0 million. Our management team will continue to evaluate our investments and initiatives throughout 2021 and will continue to monitor our liquidity as the COVID-19 pandemic continues to evolve.

The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governmental authorities to contain the virus or treat its impacts, the development and rollout of effective vaccines, possible variants of the virus that render vaccines ineffective, and how quickly and to what extent economic and operating conditions normalize. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, advertisers, or our partners will operate in a post-COVID-19 environment. Our users may change how they use our products and services in an environment where the perceived risk of COVID-19 and regulations surrounding it have changed. As staying-at-home restrictions are eased, consumers may spend less time streaming TV, which could reduce our streaming hours and number of active accounts and also could negatively impact our platform revenue if we experience a decrease in sales of advertising or transactional revenue shares from content publishers. We also may incur significant operating costs and be exposed to increased liability risks as a result of the COVID-19 pandemic, both now and increasingly as once staying-at-home restrictions are lifted and employees begin to return to our offices, such as the cost of collecting additional information (including health and medical information) about our employees, contractors and visitors at our facilities; and testing supplies and personal protective equipment for on-site staff. In addition, with the increase in remote working during the COVID-19 pandemic, we may not be able to maintain the same level of control over the security of our systems or the personal information that we collect, store and process, particularly as cyber attackers appear to increasingly attempt to compromise systems and data in an effort to exploit this pandemic. Even after the COVID-19 pandemic itself has subsided, we may continue to experience impacts to our business as a result of any global economic impact, including as a result of an ongoing recession. For instance, a prolonged economic downturn may result in the purchase of fewer streaming devices which could lead to a reduction in account activations and streaming hours, and also could negatively impact our revenue. Our platform business also may be negatively impacted by decreases in total advertising spend, if advertising budgets do not continue to shift to OTT advertising or if acquiring content that our users want to watch becomes more difficult or costly for us or our content partners as the amount of new content decreases due to the COVID-19 pandemic. A prolonged economic downturn could also impact the overall financial condition of our TV brand partners, content publishers, advertisers, retailers, contract manufacturers, services vendors and supply chain, all of whom we depend on in order to operate our business. As a result, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the impact on our business cannot be reasonably estimated at this time.

Natural disasters or other catastrophic events could disrupt and impact our business.*

Occurrence of any catastrophic event, including an earthquake, flood, tsunami or other weather event, power loss, internet failure, software or hardware malfunctions, cyber-attack, war, terrorist attack, medical epidemic or pandemic (such as the COVID-19 pandemic), other man-made disasters or other catastrophic events could disrupt our business operations. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. In particular, our principal offices are located in California, and our contract manufacturers and some of our suppliers are located in Asia, both of which are regions known for seismic activity making our operations in these areas vulnerable to natural disasters or other business disruptions in these areas. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, our offices and facilities, and those of our contract manufacturers and suppliers, could be vulnerable to the effects of climate change (such as sea level rise, drought, flooding, wildfires and increased storm severity) that could disrupt our business operations. For example, in California, increasing intensity of drought and annual periods of wildfire danger increase the probability of planned power outages. Further, acts of terrorism could cause disruptions to the internet or the economy as a whole. If our streaming platform was to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver streaming content, including advertising, to our users would be impaired. Disruptions in the operations of our contract manufacturers as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our players or other products, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.

Legal and Regulatory Risks

If government regulations or laws relating to the internet, video, advertising, or other areas of our business change, we may need to alter the manner in which we conduct our business, or our business could be harmed.

We are subject to general business regulations and laws, as well as regulations and laws specific to the internet and online services, which may include laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, taxation, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, calling and texting, content restrictions, protection of children and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, video, telecommunications, e-commerce tariffs and consumer protection related to the internet continue to develop. For example, laws relating to the liability of providers of online services for activities of their users and other third parties have been tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, actions taken or not taken by providers in response to user activity or the content provided by users. The U.S. Congress has also enacted legislation related to liability of providers of online services and may continue to legislate in this area. The CCPA and Nevada SPI Law also apply to entities that do business in California and Nevada, respectively, and impose a number of requirements on internet and online services. Moreover, as internet commerce and advertising continue to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely.

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

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which our contract manufacturers and component suppliers are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs. In November 2018, for example, the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (“USMCA”) which superseded the North American Free Trade Agreement. The USMCA entered into force on July 1, 2020, although there are some remaining implementation issues with respect to ensuring that Mexico’s and Canada’s laws and regulations are fully in compliance with the USMCA obligations and commitments, and there may be further changes to interim regulations regarding customs procedures, rules of origin, and other provisions that could affect products sourced from Mexico or Canada, and their eligibility for duty-free entry into the U.S., Mexican, and Canadian markets. In addition, there is a potential risk of Mexican or Canadian restrictions on OTT advertising and/or local content requirements. While the Office of the U.S. Trade Representative (“USTR”) has cited Mexico’s proposed restrictions as potential USMCA violations, these issues remain unresolved and could lead to a protracted USMCA dispute settlement proceeding, creating uncertainties for our business in both markets.

The previous U.S. Administration threatened tougher trade terms with China, the European Union, and other countries, including the imposition of substantially higher tariffs under Section 301 of the Trade Act of 1974 (“Section 301”) on roughly $320 billion of imports from China. In response, China imposed higher Chinese tariffs on a large amount of U.S.

exports to China, which could affect the prices of U.S. origin parts or components of our products assembled in China. In January 2020, the U.S. and China signed a “Phase One” trade deal pursuant to which, among other things, the U.S. will modify its Section 301 tariff actions. As part of the Phase One agreement, the U.S. canceled additional Section 301 duties that were originally scheduled to go into effect in December 2019 on certain imported products, including certain of our products, and reduced the duties on certain other imported products, including televisions assembled in China by Roku TV brand partners, from 15% ad valorem to 7.5%. While the new U.S. Administration has promised a detailed review of U.S. policies toward China, it is unclear what the outcomes of the review will be or whether it could lead to additional U.S. tariffs, export controls, or sanctions. At this point, there are no signs the U.S. tariffs on imported TVs from China will be removed in the foreseeable future.

Accordingly, at this time, it is unknown whether the Phase One deal will last or whether there will be sufficient progress on Phases Two and Three to lead to a further reduction in U.S.-China trade tensions, whether additional Section 301 tariffs will be imposed on Roku products imported from China if the Biden Administration concludes that China has not complied with its commitments under the Phase One agreement, and, if so, how long U.S. tariffs on Chinese goods will remain in effect or whether even higher tariffs will be imposed, or new regulatory proposals to restrict trade will be adopted. The Biden Administration has imposed new sanctions for China’s actions in Hong Kong and Xinjiang Province, which could lead to additional U.S. and Chinese sanctions or trade restrictions, or a resumption of trade hostilities, exposing us and our suppliers to increased tariffs or restrictions in the U.S. and Chinese markets. In addition, the U.S. Administration has restricted imports of products from Xinjiang Province or produced with forced labor by workers from Xinjiang and the U.S. Congress is considering legislation to further tighten the U.S. restrictions. Given the general deterioration in U.S.-China relations and ongoing tensions on trade, security, and human rights, additional U.S. sanctions, tariffs, and export or import restrictions, and Chinese sanctions or retaliatory measures, remain a serious risk. Finally, there are questions regarding whether international trade agreements will be negotiated or existing free trade agreements re-negotiated; whether new trade or tariff actions will be announced by the Biden Administration; or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes, and higher prices could depress consumer demand. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

On January 15, 2021, the USTR found that Vietnam’s currency practices violate Section 301 but deferred any decision whether to take any specific actions in connection with its findings, leaving the decision whether to impose higher U.S. tariffs or other trade restrictions to the Biden Administration. This decision could lead to increased tariffs on products assembled in Vietnam, but none have been announced as of this time.

In addition, on October 2, 2020, the USTR initiated an investigation under Section 301 regarding Vietnam’s acts, policies, and practices related to the import and use of illegally harvested timber. While no decision has been reached yet in this investigation, as with China, USTR’s Section 301 investigations of Vietnam could lead to retaliatory tariffs on U.S. imports from Vietnam if the U.S. concerns cannot be resolved through negotiations. Such tariffs may not be limited to products directly involved in the acts, policies, and practices found to violate Section 301 (e.g., tropical timber) and thus could affect other, unrelated products, including those sourced by us or our suppliers and licensees.

Also, various countries, in addition to the United States, regulate the import and export of certain commodities, software, and technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or collaborate on technology with our commercial or strategic partners, or could limit our commercial and/or strategic partners’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. In particular, the U.S. government continues to expand export control and sanctions restrictions on China and Hong Kong, which may limit the company’s ability to collaborate with and transfer technology to partners in the region. Cross-border data transmissions are currently exempt from customs duties under the WTO’s temporary e-commerce moratorium on customs duties on electronic transmissions, but the moratorium faces opposition from certain WTO Members when it comes up for renewal at the WTO Ministerial Meeting, which was originally scheduled for June 2020. It has been postponed because of COVID-19 but is now scheduled to take place in November 2021, at which time a decision will be made by WTO Members whether to continue the moratorium. Other potential barriers include the further proliferation of digital services taxes in Europe and elsewhere which potentially could expose certain digital services to new taxes, as well as continued risks of U.S. or foreign sanctions or related sanctions legislation, increased export and import restrictions stemming from governmental policies or U.S.-China “de-coupling,” or changes in the countries, governments, persons, businesses, or technologies targeted by U.S. or foreign regulations, restrictions, and sanctions. Any change in U.S. or foreign export or import regulations, customs duties or other restrictions on intangible goods such as cross-border data flows, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or new customers in U.S. or international markets or hamper our ability to source products, components, and parts from certain suppliers or lead to potential supply chain disruptions and business or reputational harms. Any decreased use of our products or limitation on our ability to export, import, or sell our products, or source parts and/or components, would harm our business.

Further, following the result of a referendum in 2016, the United Kingdom formally left the EU on January 31, 2020. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. While the EU and United Kingdom have reached EU-UK Trade and Cooperation Agreement on their post-Brexit economic relationship, which took effect on January 1, 2021, it is incomplete, and the full effects of Brexit are uncertain. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.

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

In January 2018, the FCC released a new order, known as the Restoring Internet Freedom Order (the “Order”), that repealed most of the blocking, throttling, and paid prioritization restrictions adopted in the Open Internet Order. The Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from conducting the “prohibited activities” but continued to require broadband internet access service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Order went into effect in April 2018 and the remainder went into effect in June 2018. Numerous judicial challenges to the Order were filed, and in October 2019, the Court of Appeals for the District of Columbia Circuit upheld nearly all of the Order, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet access service, requiring case by case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the Order where it found insufficient analysis but allowed the Order to remain in effect pending the FCC’s review. The original parties were denied a rehearing by the full U.S. Court of Appeals for the D.C. Circuit in February 2020 and the period to seek review by the Supreme Court has ended. On remand, the FCC reaffirmed its existing approach in October 2020; however, four petitioners sought reconsideration of the FCC’s decision in February 2021,and the FCC subsequently filed a motion requesting that the D.C. Circuit hold the case in abeyance, which the court granted. The FCC, now newly organized following the inauguration of President Joe Biden, has yet to issue a decision in response to these petitions. To the extent the courts, the agencies or the states do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

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

However, the DMCA, Section 230, and similar statutes and doctrines that we rely on or may rely on in the future, in the United States or international jurisdiction where we may operate, are subject to uncertain judicial interpretation and regulatory and legislative amendments. Regulatory or legislative changes, whether in the United States or in international jurisdictions where we may operate, may ultimately require us to take a different approach towards content moderation on our platform, which could diminish the depth, breadth, and variety of content we offer and, in so doing, reduce our advertising revenue or user base.

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

In addition, an increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes targeting online commerce, digital services, streaming services and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, Maryland recently passed legislation establishing a tax on certain advertising activities and in the EU, certain member states, and other countries have adopted or proposed taxes on digital advertising and marketplace service revenue. The OECD and G-20 are currently engaged in negotiations over an Inclusive Framework on “Base Erosion and Profit Shifting” (BEPS). The talks particularly target digital businesses, involve 135 countries, and could significantly alter the rules on international taxation of multinational and digital enterprises. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations. The United States has threatened to impose retaliatory duties under Section 301 on imports from countries that adopt digital services taxes, which could result in increased trade tensions and potential retaliation by foreign governments against U.S. digital services or technologies, which could disrupt our U.S. or international businesses.

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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of March 31, 2021, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 13% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.

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

The trading price of our Class A common stock has been, and may continue to be, volatile, and the value of our Class A common stock may decline.*

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	changes in projected operational and financial results;
•	loss by us of key content publishers;
•	changes in laws or regulations applicable to our devices or platform;
•	the commencement or conclusion of legal proceedings that involve us;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of new products or services by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures;
•	capital-raising activities or commitments;
•	additions or departures of key personnel;
•	issuance of new or updated research or reports by securities analysts;
•	the use by investors or analysts of third-party data regarding our business that may not reflect our financial performance;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our Class A common stock, including short selling of our Class A common stock;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•	general economic and market conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate.	S-1/A	333-220318	4.1	9/18/2017
10.1	Equity Distribution Agreement, dated March 2, 2021, by and among Roku, Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and Evercore Group L.L.C.	8-K	001-38211	1.1	3/2/2021
10.2*#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.

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

Roku, Inc.

Date: May 7, 2021	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)