Form 10-Q
period 2021-06-30
ROKU, INC
filed 2021-08-05
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2021, the registrant had 116,404,536 of Class A common stock, $0.0001 par value per share, and 17,046,871 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions. We caution you that the foregoing list does not encompass all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to attain and sustain profitability;
•	the impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our advertisers, partners, manufacturers, suppliers and users operate;
•	our ability to attract and retain users and increase streaming hours;
•	our ability to attract and retain advertisers;
•	our ability to attract and retain TV brands and service operators to license and deploy our technology;
•	our ability to acquire rights to distribute popular content on our platform on favorable terms, or at all, including the renewals of our existing agreements with content publishers;
•	changes in consumer viewing habits and the growth of TV streaming;
•	the growth of our relevant markets, including the growth in advertising spend on TV streaming platforms, and our ability to successfully grow our business in those markets;
•	our ability to adapt to changing market conditions and technological developments;
•	our ability to develop and launch new products and provide ancillary services and support;
•	our ability to integrate acquired businesses, products and technologies;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully manage domestic and international expansion;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to address potential and actual security breaches and system failures involving our products, systems and operations;
•	our ability to maintain, protect and enhance our intellectual property; and
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (roku.com/investor), SEC filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors, the media and others interested in our company to review the information that we post on our investor relations website.

Roku, the Roku logo and other trade names, trademarks or service marks of Roku appearing in this report are the property of Roku. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$2,083,273	$1,092,815
Restricted cash, current	—	434
Accounts receivable, net of allowances of $24,455 and $41,236 as of	587,481	523,852
June 30, 2021 and December 31, 2020, respectively
Inventories	47,996	53,895
Prepaid expenses and other current assets	80,482	26,644
Total current assets	2,799,232	1,697,640
Property and equipment, net	160,544	155,197
Operating lease right-of-use assets	298,949	266,197
Intangible assets, net	97,218	62,181
Goodwill	146,784	73,058
Other non-current assets	135,831	16,269
Total Assets	$3,638,558	$2,270,542
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$132,483	$112,314
Accrued liabilities	423,253	347,668
Current portion of long-term debt	7,377	4,874
Deferred revenue, current portion	48,235	55,465
Total current liabilities	611,348	520,321
Long-term debt, non-current portion	84,928	89,868
Deferred revenue, non-current portion	23,149	21,283
Operating lease liability, non-current portion	336,948	307,936
Other long-term liabilities	21,157	3,119
Total Liabilities	1,077,530	942,527
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value	13	13
Additional paid-in capital	2,743,629	1,660,379
Accumulated other comprehensive income	29	29
Accumulated deficit	(182,643)	(332,406)
Total Stockholders’ Equity	2,561,028	1,328,015
Total Liabilities and Stockholders’ Equity	$3,638,558	$2,270,542

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Revenue:
Platform	$532,303	$244,777	$998,829	$477,334
Player	112,816	111,296	220,473	199,505
Total net revenue	645,119	356,073	1,219,302	676,839
Cost of Revenue:
Platform	187,328	106,324	341,918	208,260
Player	119,525	102,913	212,347	180,642
Total cost of revenue	306,853	209,237	554,265	388,902
Gross Profit:
Platform	344,975	138,453	656,911	269,074
Player	(6,709)	8,383	8,126	18,863
Total gross profit	338,266	146,836	665,037	287,937
Operating Expenses:
Research and development	113,276	84,387	214,857	172,665
Sales and marketing	93,678	64,164	182,551	132,412
General and administrative	62,228	40,494	122,739	80,234
Total operating expenses	269,182	189,045	520,147	385,311
Income (Loss) from Operations	69,084	(42,209)	144,890	(97,374)
Other Income (Expense), Net:
Interest expense	(746)	(1,034)	(1,488)	(1,897)
Other income (expense), net	1,520	557	1,961	1,818
Total other income (expense), net	774	(477)	473	(79)
Income (Loss) Before Income Taxes	69,858	(42,686)	145,363	(97,453)
Income tax (benefit) expense	(3,609)	462	(4,400)	307
Net Income (Loss)	$73,467	$(43,148)	$149,763	$(97,760)

Net income (loss) per share — basic	$0.55	$(0.35)	$1.14	$(0.81)
Net income (loss) per share — diluted	$0.52	$(0.35)	$1.06	$(0.81)

Weighted-average common shares outstanding — basic	132,705	122,614	131,198	121,397
Weighted-average common shares outstanding — diluted	142,122	122,614	141,234	121,397

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Three and Six Months Ended June 30, 2021

Balance—March 31, 2021	132,304	$13	$2,697,380	$29	$(256,110)	$2,441,312
Issuance of common stock pursuant to equity incentive plans	995	—	3,580	—	—	3,580
Stock-based compensation expense	—	—	42,669	—	—	42,669
Net income	—	—	—	—	73,467	73,467
Balance—June 30, 2021	133,299	$13	$2,743,629	$29	$(182,643)	$2,561,028

Balance—December 31, 2020	128,004	$13	$1,660,379	$29	$(332,406)	$1,328,015
Vesting of early exercised stock options	—	—	4	—	—	4
Issuance of common stock pursuant to equity incentive plans	2,658	—	10,285	—	—	10,285
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $10,400	2,637	—	989,615	—	—	989,615
Stock-based compensation expense	—	—	83,346	—	—	83,346
Net income	—	—	—	—	149,763	149,763
Balance—June 30, 2021	133,299	$13	$2,743,629	$29	$(182,643)	$2,561,028

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Three and Six Months Ended June 30, 2020

Balance—March 31, 2020	120,657	$12	$1,045,383	$29	$(369,511)	$675,913
Vesting of early exercised stock options	—	—	9	—	—	9
Issuance of common stock pursuant to equity incentive plans	923	—	3,134	—	—	3,134
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $4,800	3,004	—	349,609	—	—	349,609
Stock-based compensation expense	—	—	30,036	—	—	30,036
Net loss	—	—	—	—	(43,148)	(43,148)
Balance—June 30, 2020	124,584	$12	$1,428,171	$29	$(412,659)	$1,015,553

Balance—December 31, 2019	119,897	$12	$1,012,218	$29	$(313,833)	$698,426
Vesting of early exercised stock options	—	—	26	—	—	26
Issuance of common stock pursuant to equity incentive plans	1,683	—	5,877	—	—	5,877
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $4,800	3,004	—	349,609	—	—	349,609
Stock-based compensation expense	—	—	60,441	—	—	60,441
Adoption of ASU 2016-13	—	—	—	—	(1,066)	(1,066)
Net loss	—	—	—	—	(97,760)	(97,760)
Balance—June 30, 2020	124,584	$12	$1,428,171	$29	$(412,659)	$1,015,553

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$149,763	$(97,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,412	17,248
Stock-based compensation expense	83,083	60,441
Amortization of right-of-use assets	13,979	15,947
Amortization of content assets	28,093	12,182
Provision for (recoveries of) doubtful accounts	(1,099)	3,516
Other items, net	(8)	290
Changes in operating assets and liabilities:
Accounts receivable	(56,661)	21,372
Inventories	5,899	4,713
Prepaid expenses and other current assets	(30,235)	(5,222)
Other non-current assets	(72,195)	2,095
Accounts payable	16,433	20,847
Accrued liabilities	16,543	6,336
Operating lease liabilities	(18,394)	12,695
Other long-term liabilities	(527)	(556)
Deferred revenue	(10,326)	5,952
Net cash provided by operating activities	144,760	80,096
Cash flows from investing activities:
Purchases of property and equipment	(13,898)	(64,109)
Acquisitions of businesses, net of cash acquired	(136,778)	—
Proceeds from escrows associated with acquisition	—	1,058
Net cash used in investing activities	(150,676)	(63,051)
Cash flows from financing activities:
Proceeds from equity issued under at-the-market offerings, net of issuance costs	989,615	349,609
Proceeds from borrowings, net of issuance costs	—	69,325
Repayments of borrowings	(2,500)	(71,825)
Proceeds from equity issued under incentive plans	10,285	5,877
Net cash provided by financing activities	997,400	352,986
Net increase in cash, cash equivalents and restricted cash	991,484	370,031
Cash, cash equivalents and restricted cash —beginning of period	1,093,249	517,333
Cash, cash equivalents and restricted cash —end of period	$2,084,733	$887,364
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	2,083,273	885,825
Restricted cash, current	—	1,539
Restricted cash, non-current	1,460	—
Cash, cash equivalents and restricted cash —end of period	$2,084,733	$887,364

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,290	$2,118
Cash paid for income taxes	$487	$482
Supplemental disclosures of noncash investing and financing activities:
Non-cash consideration for business combination	$15,200	$—
Services to be received as part of a business combination	$6,300	$—
Unpaid portion of property and equipment purchases	$3,709	$5,218
Unpaid portion of acquisition-related expenses	$271	$—
Unpaid portion of purchased intangibles	$—	$400
Unpaid portion of at-the-market issuance costs	$—	$150

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

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses. Significant items subject to such estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, determining the stand-alone selling prices of performance obligations, gross versus net revenue recognition, evaluation of customer versus vendor relationships, and other obligations such as sales return reserves and sales incentive programs; the impairment of goodwill and intangible assets; valuation of assets acquired and liabilities assumed in connection with business combinations; useful lives of tangible and intangible assets; allowances for doubtful accounts; the valuation of deferred income tax assets; and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates and assumptions.

Principles of Consolidation

The condensed consolidated financial statements, which include the accounts of Roku, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2021, two financial institutions managed 44% and 23%, respectively, of the Company’s cash and cash equivalents balance. As of December 31, 2020, two financial institutions managed 46% and 26%, respectively, of the Company’s cash and cash equivalents balance.

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

Allowance for Sales Returns: Allowance for sales returns consists of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning balance	$(3,768)	$(4,668)	$(5,912)	$(6,550)
Charged to revenue	(4,524)	(3,959)	(7,050)	(6,686)
Utilization of sales return reserve	3,777	3,215	8,447	7,824
Ending balance	$(4,515)	$(5,412)	$(4,515)	$(5,412)

Allowance for Sales Incentives: Allowance for sales incentives consists of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning balance	$(20,136)	$(9,273)	$(30,838)	$(19,476)
Charged to revenue	(14,956)	(8,248)	(27,574)	(17,657)
Utilization of sales incentive reserve	18,452	8,559	41,772	28,171
Ending balance	$(16,640)	$(8,962)	$(16,640)	$(8,962)

Allowance for Doubtful Accounts: Allowance for doubtful accounts consists of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning balance	$(4,127)	$(4,959)	$(4,181)	$(1,140)
Impact of adoption of ASU 2016-13	—	—	—	(1,066)
Adjusted beginning balance	(4,127)	(4,959)	(4,181)	(2,206)
Provision for doubtful accounts	1,045	273	1,099	(2,965)
Adjustments for recovery and write-off	—	283	—	768
Ending balance	$(3,082)	$(4,403)	$(3,082)	$(4,403)

The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of June 30, 2021. Customer H accounted for 11% of the accounts receivable, net balance as of December 31, 2020.

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

3. REVENUE

The Company’s disaggregated revenues are represented by the two reportable segments discussed in Note 15.

The contract balances include the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Accounts receivable, net	$587,481	$523,852
Contract assets (included in Prepaid expenses and other current assets)	37,715	7,431

Deferred revenue, current portion	$48,235	$55,465
Deferred revenue, non-current portion	23,149	21,283
Total deferred revenue	$71,384	$76,748

Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts, sales returns, and sales incentives. Payment terms can vary by customer and contract.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are generally current in nature. Contract assets increased by approximately $30.3 million during the six months ended June 30, 2021 primarily due to an increase in the growth of platform revenue combined with the timing of billing which falls into a subsequent period.

Contract liabilities are included in deferred revenue and reflect consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue decreased by approximately $5.4 million during the six months ended June 30, 2021 due to the timing of fulfillment of performance obligations related to platform revenue contracts.

Revenue recognized during the three and six months ended June 30, 2021, from amounts included in deferred revenue as of December 31, 2020, was $13.5 million and $39.7 million, respectively. Revenue recognized during the three and six months ended June 30, 2020, from amounts included in deferred revenue as of December 31, 2019, was $8.1 million and $28.7 million, respectively.

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $1,248.4 million as of June 30, 2021 of which we expect to recognize approximately 35% over the next 12 months and the remainder thereafter.

The Company recognized revenue of $3.3 million and $29.6 million during the three and six months ended June 30, 2021, respectively, and revenue of $7.1 million and $6.6 million during the three and six months ended June 30, 2020, respectively, from performance obligations that were satisfied in previous periods due to changes in the transaction price of its revenue contracts.

Customers accounting for 10% or more of the Company’s net revenue were as follows:
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Customer C	*	13%	*	13%
Customer H	*	10%	*	*

* Less than 10%.

4. business combinationS

Nielsen’s Advanced Video Advertising Business

On February 28, 2021, the Company entered into an Asset and Stock Purchase Agreement (the “ASPA”) to purchase the Advanced Video Advertising (“AVA”) business from Nielsen Holdings PLC (“Nielsen”). The AVA business consists primarily of video automatic content recognition and dynamic ad insertion (“DAI”) technologies. On April 15, 2021, the Company closed the transaction, acquiring from Nielsen the AVA business, consisting of certain assets and liabilities and all of the equity interests in a subsidiary associated with the AVA business (the “Acquisition”). In conjunction with the Acquisition, Roku and Nielsen entered into a strategic commercial arrangement under which the parties will provide certain advertising measurement solutions to each other. The Company acquired Nielsen’s AVA business to accelerate its launch of an end-to-end DAI solution for traditional TV and to further integrate Nielsen’s ad and content measurement products into the Company’s platform.

The total purchase consideration for Nielsen’s AVA business was $47.4 million, which consisted of (i) $38.5 million paid in cash and (ii) $15.2 million of noncash consideration related to obligations to deliver services to Nielsen, offset by (iii) $6.3 million of services to be received from Nielsen. The obligations to deliver services to Nielsen were recorded at fair value using the incremental cash flow method. The services delivered to Nielsen will be recognized within Other income (expense), net in the condensed consolidated statement of operations over the six year service period. The services to be received from Nielsen represent contract terms that the Company entered into for future goods and services that were recorded at fair value using the incremental cash flow method. These services will be recognized as Cost of revenue, platform in the condensed consolidated statement of operations over the six year service period.

In addition, there are earn-out conditions in the ASPA which may trigger an additional payment to Nielsen. As of the Acquisition date and as of June 30, 2021, no contingent consideration is anticipated to be paid to Nielsen as the likelihood of the earn-out conditions being met was determined to be remote. The Company incurred $3.9 million in acquisition-related expenses and has recorded them in General and administrative expenses in the condensed consolidated statement of operations.

The Company is still in the process of finalizing the fair value of the assets acquired and liabilities assumed. The purchase price allocation below is preliminary in nature. The estimates and assumptions regarding the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as the Company obtains additional information during the measurement period, which usually lasts for up to one year from the Acquisition date.

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Fair Values
Assets acquired
Cash and cash equivalents	$3,057
Prepaid expenses and other current assets	85
Property and equipment, net	584
Intangible assets:
Developed technology	14,200
IPR&D technology	8,500
Goodwill	22,055
Operating lease right-of-use assets	1,235
Other non-current assets	1,927
Total assets acquired	51,643
Liabilities assumed
Accounts payable and accrued liabilities	(1,168)
Operating lease liabilities	(830)
Other long-term liabilities	(2,254)
Total liabilities assumed	(4,252)
Total purchase consideration	$47,391

The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to expected synergies in our advertising offerings and cross-selling opportunities. The majority of the goodwill recorded is deductible for tax purposes.

The fair value of the developed technology has been estimated using the relief-from-royalty method. The key valuation assumptions include the Company's estimates of expected future earnings and royalty rate. The Company amortizes the fair value of the developed technology on a straight-line basis over its useful life. The fair value of the in-process research and development (“IPR&D”) technology has been estimated using the multi-period-excess-earnings method. The key valuation assumptions include the Company's estimates of expected future revenue and margin. Once the project reaches technological feasibility, the Company will amortize the fair value of the IPR&D technology on a straight-line basis over its useful life.

The valuation of the intangible assets acquired from Nielsen’s AVA business along with their estimated useful lives, is as follows (in thousands, except years):

	Estimated Fair Value	Estimated Weighted-Average Useful Lives (in years)
Developed technology	$14,200	5.9
IPR&D technology	8,500	5.3
Estimated fair value of acquired intangible assets	$22,700	5.7

The revenue, cost of revenue and gross profit recorded by the Company in its condensed consolidated statement of operations from the Acquisition date to June 30, 2021 are not material.

This Old House

On March 19, 2021, the Company acquired all outstanding shares of TOH Intermediate Holdings, LLC (“This Old House”), a home improvement media business, according to the terms and conditions of the Equity Purchase Agreement. The Company acquired the This Old House business because the Company believes the content aligns with The Roku Channel’s ad-supported growth strategy.

The total purchase consideration for This Old House was $97.8 million, paid entirely in cash. The Company incurred $2.4 million in acquisition-related expenses and has recorded them in General and administrative expenses in the condensed consolidated statement of operations.

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

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed, reflecting measurement period adjustments through June 30, 2021, is based on estimated fair values and is as follows (in thousands):

Fair Values
Assets acquired
Cash and cash equivalents	$7
Accounts receivable	5,830
Prepaid expenses and other current assets	7,310
Property and equipment, net	307
Intangible assets:
Tradename	20,000
Customer relationships	700
Goodwill	46,671
Operating lease right-of-use assets	5,498
Other non-current assets	23,487
Total assets acquired	109,810
Liabilities assumed
Accounts payable and accrued liabilities	(2,747)
Deferred revenue, current portion	(4,146)
Operating lease liabilities	(4,262)
Deferred revenue, non-current portion	(816)
Other long-term liabilities	(28)
Total liabilities assumed	(11,999)
Total purchase consideration	$97,811

Other non-current assets include $22.5 million of content assets acquired. The fair value of the content assets has been estimated using the income approach. Amortization expense related to the content assets will be recorded on an accelerated basis according to the pattern of monetization. From the acquisition date of March 19, 2021 to June 30, 2021, amortization expense is not material and is recorded in Cost of revenue, platform.

The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to expected synergies in our advertising offerings as we bring more free ad-supported content to our users. The goodwill recorded is deductible for tax purposes.

The fair value of the tradename has been estimated using the relief-from-royalty method. The key valuation assumptions include the Company's estimates of expected future revenue and royalty rate. The Company amortizes the fair value of the tradename on a straight-line basis over its useful life.

The valuation of the intangible assets acquired from This Old House along with their estimated useful lives, is as follows (in thousands, except years):

	Estimated Fair Value	Estimated Weighted-Average Useful Lives (in years)
Tradename	$20,000	10.0
Customer relationships	700	4.0
Estimated fair value of acquired intangible assets	$20,700	9.8

The revenue, cost of revenue and gross profit recorded by the Company in its condensed consolidated statement of operations from the acquisition date of March 19, 2021 to June 30, 2021 are not material.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Company’s platform segment.

The following table reflects the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2020	$73,058
Additions:
This Old House acquisition	46,671
Nielsen AVA business acquisition	22,055
Other immaterial acquisitions	5,000
Balance as of June 30, 2021	$146,784

Intangible Assets

The following table is the summary of the Company’s intangible assets (in thousands, except years):

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$76,567	$(19,366)	$57,201	5.9
IPR&D technology	8,500	—	8,500	5.3
Customer relationships	14,100	(5,633)	8,467	4.0
Tradename	20,400	(966)	19,434	9.8
Patents	4,076	(460)	3,616	14.0
Intangible assets	$123,643	$(26,425)	$97,218	6.6

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(13,439)	$48,928	5.9
Customer relationships	13,400	(3,908)	9,492	4.0
Tradename	400	(400)	—	0.5
Patents	4,076	(315)	3,761	14.0
Intangible assets	$80,243	$(18,062)	$62,181	6.0

The Company recorded expenses of $4.7 million and $3.6 million for amortization of intangible assets during the three months ended June 30, 2021 and 2020, respectively. The Company recorded expenses of $8.4 million and $7.4 million for amortization of intangible assets during the six months ended June 30, 2021 and 2020, respectively. During the three and six months ended June 30, 2021 and 2020, the Company recorded amortization of developed technology in Cost of revenue, platform, Cost of revenue, player and Research and development expenses, recorded amortization of customer relationships and tradenames in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations.

As of June 30, 2021, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2021 (remaining 6 months)	$9,291
2022	19,897
2023	19,219
2024	16,427
2025	14,724
Thereafter	17,660
Total	$97,218

6. Balance sheet components

Accounts Receivable, net: Accounts receivable, net consists of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Gross accounts receivable	$611,936	$565,088
Allowance for sales returns	(4,515)	(5,912)
Allowance for sales incentives	(16,640)	(30,838)
Allowance for doubtful accounts	(3,082)	(4,181)
Other allowances	(218)	(305)
Total allowances	(24,455)	(41,236)
Total accounts receivable, net of allowances	$587,481	$523,852

Property and Equipment, net: Property and equipment, net consists of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Computers and equipment	$34,600	$30,859
Leasehold improvements	156,664	144,013
Website and internal-use software	7,319	6,744
Office equipment and furniture	19,903	19,661
Total property and equipment	218,486	201,277
Accumulated depreciation and amortization	(57,942)	(46,080)
Property and equipment, net	$160,544	$155,197

Depreciation and amortization expense, for property and equipment assets, for the three months ended June 30, 2021 and 2020 was $6.1 million and $5.2 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the six months ended June 30, 2021 and 2020 was $12.0 million and $9.9 million, respectively.

Accrued Liabilities: Accrued liabilities consists of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Payments due to content publishers	$146,930	$106,576
Accrued cost of revenue	102,442	98,285
Marketing, retail and merchandising costs	23,586	43,645
Operating lease liability, current	34,007	35,647
Content liability, current	25,210	6,165
Accrued payroll and related expenses	31,644	15,675
Other accrued expenses	59,434	41,675
Total accrued liabilities	$423,253	$347,668

Deferred Revenue: Deferred revenue consists of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Platform, current	$22,953	$27,587
Player, current	25,282	27,878
Total deferred revenue, current	48,235	55,465
Platform, non-current	10,674	9,909
Player, non-current	12,475	11,374
Total deferred revenue, non-current	23,149	21,283
Total deferred revenue	$71,384	$76,748

7. Content Assets

The Company classifies its content assets as Other non-current assets. The Company records amortization expense for licensed content based on the pattern of monetization of such content which is primarily straight-line. The Company amortizes produced content over the applicable content life cycle based upon the ratio of current period revenue to the estimated total gross revenues to be earned. Licensed and produced content assets are primarily monetized together as a unit, referred to as a film group. The film group is evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The Company reviews various qualitative factors and indicators to assess whether the group asset is impaired.

Content assets, net consisted of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Licensed content, net	$88,160	$7,907

Produced content, net
Released, less amortization	20,930	—
In production	4,369	—
	25,299	—

Total licensed and produced content, net	$113,459	$7,907

On January 8, 2021, the Company entered into an agreement with the mobile-first video distribution service known as Quibi to acquire certain content rights. The transaction was accounted for as an asset acquisition. As discussed in Note 4, the Company also acquired content assets as part of the This Old House acquisition. During the six months ended June 30, 2021, the increase of $105.6 million in content assets was primarily driven by content acquired from Quibi and This Old House.

The following table represents the amortization of content assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Licensed content	$15,855	$6,059	$25,471	$12,182
Produced content	2,420	—	2,622	—
Total amortization costs(1)	$18,275	$6,059	$28,093	$12,182

(1) Included in Cost of revenue, platform in the condensed consolidated statements of operations.

8. FAIR VALUE

The Company’s financial assets measured at fair value are as follows (in thousands):

	As of June 30, 2021		As of December 31, 2020
	Fair Value	Level 1	Fair Value	Level 1
Assets:
Cash and cash equivalents:
Cash	$1,811,478	$1,811,478	$1,021,022	$1,021,022
Money market funds	271,795	271,795	71,793	71,793
Restricted cash, current	—	—	434	434
Restricted cash, non-current	1,460	1,460	—	—
Total assets measured and recorded at fair value	$2,084,733	$2,084,733	$1,093,249	$1,093,249

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

The Company considers all highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. The Company measured money market funds of $271.8 million and $71.8 million as cash equivalents as of June 30, 2021 and December 31, 2020, respectively, using Level 1 inputs.

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

The Company did not have Level 2 instruments on June 30, 2021 and December 31, 2020.

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company did not have Level 3 instruments on June 30, 2021 and December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Non-financial assets such as goodwill, intangible assets, property, plant, and equipment, operating lease right-of-use (“ROU”) assets and licensed content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. There were no indicators of impairment that required a fair value analysis during the three and six months ended June 30, 2021. The impairments for operating right-of-use assets recorded by the Company for the year ended December 31, 2020 were not material.

9. LEASES

The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from two to eleven years and may include options to extend or terminate the lease. The depreciable life of ROU assets is limited by the expected lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost(1)	$11,381	$9,691	$21,647	$21,908
Variable lease cost	4,541	3,331	7,493	5,529
Net operating lease cost	$15,922	$13,022	$29,140	$27,437

(1) Operating lease cost is presented net of sublease income. Sublease income for the three and six months ended June 30, 2021 was $0.2 million. Sublease income for the three and six months ended June 30, 2020 was $0.9 million and $1.7 million, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,755	$5,733	$27,979	$15,184
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$41,038	$3,566	$46,536	$2,771

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$298,949	$266,197

Operating lease liability, current (included in accrued liabilities)	$34,007	$35,647
Operating lease liability, non-current	336,948	307,936
Total operating lease liability	$370,955	$343,583

Weighted-average remaining lease term:
Operating leases (in years)	8.8	9.05
Weighted-average discount rate:
Operating leases	4.33%	4.60%

Future lease payments under operating leases as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (remaining 6 months)	$23,604
2022	49,456
2023	53,703
2024	52,637
2025	52,403
Thereafter	241,637
Total future lease payments	473,440
Less: imputed interest	(81,286)
Less: expected tenant improvement allowance	(21,199)
Total	$370,955

As of June 30, 2021, the Company’s commitment relating to operating leases that have not yet commenced was $4.4 million. These operating leases will commence in fiscal year 2021 with lease terms of approximately four years.

10. DEBT

The Company’s outstanding debt as of June 30, 2021 and December 31, 2020 is as follows (in thousands, except interest rates):

	As of
	June 30, 2021		December 31, 2020
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$92,500	2.02%	$95,000	2.03%
Less: Debt issuance costs	(195)		(258)
Net carrying amount of debt	$92,305		$94,742

The carrying amount of debt approximates fair value due to its variable interest rates.

Interest expense, associated with the Term Loan A Facility, for the three months ended June 30, 2021 and 2020 was $0.5 million and $0.9 million, respectively, and for the six months ended June 30, 2021 and 2020 was $1.1 million and $1.5 million, respectively.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019 (the “Original Closing Date”), the Company entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. On May 3, 2019 (the “Closing Date”), the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). On the Original Closing Date, the Company terminated the Amended and Restated Loan and Security Agreement that it entered into with Silicon Valley Bank in November 2014.

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

On November 18, 2019, the Company borrowed an aggregate principal amount of $100.0 million from the Term Loan A facility. On March 24, 2020, the Company borrowed the available balance of $69.3 million from the Revolving Credit Facility. For both borrowings, the Company elected an interest rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on the Company’s secured leverage ratio.

Loans under the Term Loan A Facility amortize in equal quarterly installments beginning on March 31, 2020, in an aggregate annual amount equal to (i) on or prior to December 31, 2021, 1.25% of the drawn principal amount of the Term Loan A Facility or $1.25 million and (ii) thereafter, 2.50% of the drawn principal amount of the Term Loan A Facility or $2.5 million, with the remaining balance payable on the maturity date of the Term Loan A Facility in February 2023. The Revolving Credit Facility may be borrowed, repaid and reborrowed until the fourth anniversary of the Original Closing Date in February 2023, at which time all outstanding balances of the Revolving Credit Facility are due to be repaid.

The Company had outstanding letters of credit against the Revolving Credit Facility of $30.8 million as of June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, the Company was in compliance with all of the covenants of the Credit Agreement.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

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

Common Stock Reserved for Future Issuance

As of June 30, 2021, the Company had reserved shares of common stock for issuance as follows (in thousands):

As of June 30, 2021
Common stock awards granted under equity incentive plans	10,611
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan(1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	27,698
Total reserved shares of common stock	43,398

(1) The Company has not issued any common stock pursuant to the 2017 Employee Stock Purchase Plan.

Equity Incentive Plans

The Company has two equity incentive plans, the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective September 2017 in connection with the Company’s initial public offering (“IPO”). No additional equity grants have been made pursuant to the 2008 Plan subsequent to the IPO. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity compensation to the Company’s employees, directors and consultants.

Restricted stock units granted under the 2017 Plan are subject to continuous service. Stock options granted under the 2017 Plan generally are granted at a price per share equivalent to the fair market value on the date of grant. Recipients of option grants who possess more than 10% of the combined voting power of the Company are subject to certain limitations, and incentive stock options granted to such recipients are at a price per share no less than 110% of the fair market value on the date of grant.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activities for the six months ended June 30, 2021 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2020	4,355	$92.91
Awarded	306	353.72
Released	(806)	74.62
Forfeited	(188)	113.42
Balance as of June 30, 2021	3,667	$117.65

As of June 30, 2021, the Company had $352.8 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.04 years.

Stock Options

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2021 (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	8,733	$26.19	5.7
Granted	67	357.60	—
Exercised	(1,852)	5.55	—
Forfeited and expired	(4)	7.56	—
Balance as of June 30, 2021	6,944	$34.89	5.7	$2,946,586

Options exercisable as of June 30, 2021	5,108	$10.77	4.9	$2,290,669

As of June 30, 2021, the Company had $47.6 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.86 years.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Generally, stock options granted to employees under the 2008 Plan vest 25% after one year and then 1/48th monthly thereafter and have a term of ten years. Stock options granted to employees under the 2017 Plan generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over 4 years. For the three and six months ended June 30, 2021 and 2020, the amount of stock-based compensation capitalized as part of internal-use software was not material.

The following table shows the total stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of platform revenue	$167	$232	$365	$443
Cost of player revenue	315	310	730	648
Research and development	18,577	13,348	35,131	26,603
Sales and marketing	14,275	9,615	27,638	19,672
General and administrative	9,212	6,531	19,219	13,075
Total stock-based compensation	$42,546	$30,036	$83,083	$60,441

12. COMMITMENTS AND CONTINGENCIES

Manufacturing Purchase Commitments

The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of June 30, 2021, the Company had $260.5 million of purchase commitments for inventory.

Licensed Content Commitments

As of June 30, 2021 and December 31, 2020, the Company recognized a liability of $25.2 million and $6.2 million in Accrued liabilities, respectively, and $4.2 million and $1.4 million in Other long-term liabilities, respectively, for licensed content that is available for streaming. In connection with the acquisition of certain content rights during the quarter ended March 31, 2021, the Company assumed liabilities related to certain costs of the development and use of certain assets that had been incurred but not paid at the time assumed. Escrow arrangements were put in place such that selling shareholders will cover such costs. Accordingly, the Company recognized both an indemnification asset and liability of $81.4 million, respectively, as of March 31, 2021. During the three months ended June 30, 2021, $66.1 million of both the indemnification asset and liability were released related to payments made for a portion of the liabilities assumed. The remaining indemnification balance is $15.3 million as of June 30, 2021, with the indemnification asset recorded as part of Prepaid expenses and other current assets and the indemnification liability recorded as part of Accrued liabilities in the condensed consolidated balance sheet.

The Company also enters into contracts with content publishers to acquire content or to buy ad inventory in the future. As of June 30, 2021, the Company had $176.6 million in commitments with content publishers that are non-cancelable. These commitments include both content that is available for streaming and is recognized as liabilities as well as content that is not yet available for streaming or ad inventories not yet purchased.

Letters of Credit

As of June 30, 2021 and December 31, 2020, the Company had irrevocable letters of credit outstanding in the amount of $30.8 million and $30.9 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2030.

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

13. INCOME TAXES

Income tax benefit was $3.6 million and $4.4 million for the three and six months ended June 30, 2021, respectively. The income tax benefit for the three and six months ended June 30, 2021 was primarily attributable to the mix of earnings and increased losses in foreign jurisdictions with differing statutory rates, a tax rate change in a foreign jurisdiction, and non-U.S. tax benefits associated with the Company's non-U.S. operations.

Income tax provision was $0.5 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The income tax expense for the three and six months ended June 30, 2020 was primarily attributable to foreign operations.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of June 30, 2021, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities in Brazil, Canada, China, Denmark, India, Netherlands, Taiwan and the United Kingdom.

The primary difference between the effective tax rate and the statutory tax rate relates to stock-based compensation excess tax benefits and the valuation allowance on the Company’s U.S. losses.

14. NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The Company uses the two-class method to calculate net income (loss) per share. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s amended and restated certificate of incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net income (loss) per share are the same for both classes. For purposes of the calculation of diluted net income (loss) per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options are considered common stock equivalents. Dilutive shares of common stock are determined by applying the treasury stock method. The dilutive shares are excluded from the calculation of diluted net loss per share in the period of net loss, as their effect is antidilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income (loss)	$73,467	$(43,148)	$149,763	$(97,760)
Denominator:
Weighted-average common shares outstanding — basic	132,705	122,614	131,198	121,397
Net income (loss) per share — basic	$0.55	$(0.35)	$1.14	$(0.81)

Weighted-average common shares outstanding — basic	132,705	122,614	131,198	121,397
Common stock equivalents	9,417	—	10,036	—
Weighted-average common shares outstanding — diluted	142,122	122,614	141,234	121,397
Net income (loss) per share — diluted	$0.52	$(0.35)	$1.06	$(0.81)

Common stock equivalents excluded from the calculation of diluted net income per share or excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Restricted stock units and stock options	125	14,365	125	14,365
Unvested shares of common stock issued upon early exercise of stock options	—	9	—	9
Total	125	14,374	125	14,374

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

Customers accounting for 10% or more of segment revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Platform segment revenue:
Customer H	*	15%	11%	14%

Player segment revenue:
Customer A	*	*	10%	11%
Customer B	20%	18%	22%	16%
Customer C	36%	38%	37%	42%

* Less than 10%.

Revenue in international markets was less than 10% in each of the periods presented above. Substantially all of the Company’s assets were held in the United States as of June 30, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19 Update

The widespread global impact from the outbreak and spread of the novel strain of coronavirus referred to as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, continued through the end of the second quarter of 2021. Precautionary measures to slow down the spread of the virus that were put in place by governmental authorities have eased in many locations but have been reinstated in other geographies. We continue to have the majority of our workforce work from home to protect the health and safety of our employees, and business travel has been severely curtailed. The COVID-19 pandemic, and the resulting precautionary measures, have caused, and are expected to continue to cause, economic uncertainty both in the United States and globally as well as significant volatility in, and disruption to, financial markets.

The COVID-19 pandemic has accelerated the shift of TV viewing away from traditional TV to streaming TV. During the three months ended June 30, 2021, we continued to see an increase in the number of active accounts, but the growth rate was slower than in the prior year period because of the spike in the number of active accounts in the second quarter of 2020 caused by the COVID-19 pandemic. Active accounts increased to 55.1 million as of June 30, 2021, growing 28% year-over-year. Although streaming hours grew 19% year-over-year, in the three months ended June 30, 2021 streaming hours decreased to 17.4 billion hours. We believe the sequential decrease in streaming hours from the first quarter to the second quarter of 2021 resulted from consumers seeking increased out-of-home entertainment activities (such as dining and travel) during the second quarter of 2021 as a result of pent-up demand and the loosening of COVID-19 restrictions.

Our platform revenue continued to perform well, year-over-year growing 117% for the three months ended June 30, 2021. We believe advertising budgets will continue to shift from traditional TV to streaming TV and that we will benefit from this shift due to our advanced advertising capabilities. Major content publishers have continued to reorganize around streaming and as a result, our content distribution business has benefited as our active accounts growth was accompanied by continued consumer demand for ad-supported viewing, subscription services and premium movie rentals. While we have experienced an increase in TV streaming during the COVID-19 pandemic and our business generally has benefited, there can be no assurance that these patterns will continue throughout the remainder of 2021. With our exceptional performance during the second half of 2020, some of our year-over-year comparisons in 2021 may be volatile.

We have largely been able to maintain an inventory of our players, audio products and accessories in stock at retailers and online stores throughout the COVID-19 pandemic. However, like many manufacturers, we have been negatively affected by the constraints in the global supply chain of certain components as well as shipping constraints. While consumer demand for our players and our OEM partners’ Roku TV models has been strong during the COVID-19 pandemic, there can be no assurance that these patterns will continue throughout the remainder of 2021.

In 2020, we closely monitored and decreased our operating expenses to mitigate the uncertainties caused by the COVID-19 pandemic. We now expect to make sequential increases in operating expenses to support our growth and extend our competitive advantages. This is expected to have an impact on our results of operations.

Key Performance Metrics

The key performance metrics we use to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions are gross profit, active accounts, streaming hours, and Average Revenue per User (“ARPU”).

Gross Profit

We use gross profit as the primary metric to measure the performance of our business because we have two revenue segments that have different margin profiles, and we aim to maximize our higher margin platform revenue from our active accounts as they stream content on our platform. Substantially all of our gross profit is generated from our platform segment.

Our gross profit was $338.3 million and $665.0 million for the three and six months ended June 30, 2021, respectively, and $146.8 million and $287.9 million for the three and six months ended June 30, 2020, respectively.

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

We had 55.1 million and 43.0 million active accounts as of June 30, 2021 and 2020, respectively.

Hours Streamed

We believe the number of streaming hours on our platform is an effective measure of user engagement and that the growth in the number of hours of content streamed across our platform reflects our success in addressing the growing user demand for TV streaming. We define streaming hours as the aggregate amount of time streaming devices stream content on our platform in a given period. Hours streamed from The Roku Channel on non-Roku platforms are not included in this metric. We report streaming hours on a calendar basis.

Additionally, we believe that over time, increasing user engagement on our streaming platform increases our platform monetization because we earn platform revenue from various forms of user engagement, including advertising, revenue shares from subscriptions and transactional video on-demand. However, our revenue from content publishers is not tied to the hours streamed on their streaming channels, and the number of streaming hours does not correlate to revenue earned from such content publishers or ARPU on a period-by-period basis. Moreover, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player, then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes.

Since the first quarter of 2020, all of our devices include a Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature, which we refer to as “Are you still watching,” periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that the implementation of this feature across the Roku platform benefits us, our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, also have implemented similar features within their channels. This Roku OS feature supplements these channel features. This feature has not had and is not expected to have a material impact on our future financial performance.

We streamed 17.4 billion and 14.6 billion hours during the three months ended June 30, 2021 and 2020, respectively.

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

ARPU was $36.46 as of June 30, 2021 as compared to $24.92 as of June 30, 2020.

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

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue consists of costs associated with arrangements with content partners and publishers, including advertising inventory and content or programming licensing fees, as well as amortization of content assets. Cost of platform revenue also includes payment processing fees, allocated expenses associated with the delivery of our services including, salaries, benefits and stock-based compensation for our partner and customer support teams, third-party cloud services and amortization of acquired developed technology.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions and stock-based compensation for our employees engaged in sales and sales support, marketing, communications, data science and analytics, business development, product management and partner and customer support functions. Sales and marketing expenses also include marketing, retail and merchandising costs and allocated facilities and overhead expenses. We expect sales and marketing expenses to increase in absolute dollars in future periods as we focus on growing active accounts, platform and player revenues, and expanding our business internationally.

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

Other Income (Expense), Net

For the three and six months ended June 30, 2021 and 2020, other income (expense), net consists of interest income on cash and cash equivalents, income recognized related to noncash consideration associated with the delivery of services as part of a strategic commercial arrangement, interest expense that primarily includes interest on our Credit Facility and amortization of deferred debt costs, foreign currency re-measurement and transaction gains and losses.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Revenue:
Platform	83%	69%	82%	71%
Player	17%	31%	18%	29%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	29%	30%	28%	31%
Player	19%	29%	17%	26%
Total cost of revenue	48%	59%	45%	57%
Gross Profit:
Platform	54%	39%	54%	40%
Player	(2)%	2%	1%	3%
Total gross profit	52%	41%	55%	43%
Operating Expenses:
Research and development	18%	24%	18%	26%
Sales and marketing	14%	18%	15%	20%
General and administrative	10%	11%	10%	12%
Total operating expenses	42%	53%	43%	58%
Income (Loss) from Operations	10%	(12)%	12%	(15)%
Other Income (Expense), Net:
Interest expense	—%	—%	—%	(1)%
Other income (expense), net	—%	—%	—%	—%
Total other income (expense), net	—%	—%	—%	(1)%
Income (Loss) Before Income Taxes	10%	(12)%	12%	(16)%
Income tax (benefit) expense	(1)%	—%	—%	—%
Net Income (Loss)	9%	(12)%	12%	(16)%

Comparison of Three and Six Months Ended June 31, 2021 and June 31, 2020

Net Revenue

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Change $	Change %	June 30, 2021	June 30, 2020	Change $	Change %
(in thousands, except percentages)
Platform	$532,303	$244,777	$287,526	117%	$998,829	$477,334	$521,495	109%
Player	112,816	111,296	1,520	1%	220,473	199,505	20,968	11%
Total net revenue	$645,119	$356,073	$289,046	81%	$1,219,302	$676,839	$542,463	80%

Platform

Platform revenue increased by $287.5 million, or 117%, and $521.5 million, or 109%, during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively. The increases are primarily attributable to higher advertising revenues and higher content distribution and related transactional revenues, including from Premium Subscriptions.

Player

Player revenue increased by $1.5 million, or 1%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to increased revenues from the sale of audio products and accessories offset by a decrease in the volume of streaming players sold. During the three months ended June 30, 2021, the volume of streaming players sold decreased 1% and the average selling price of players decreased 2% as compared to the three months ended June 30, 2020. We believe the decrease in the volume of players sold can be attributed to the COVID-19 pandemic which contributed to a spike in units sold in the second quarter of 2020 and resulted in less growth in the second quarter of 2021 as compared to the prior year.

Player revenue increased by $21.0 million, or 11%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to an increase in the volume of streaming players sold in addition to increased revenues from the sale of audio products and accessories. During the six months ended June 30, 2021, the volume of streaming players sold increased 6% as compared to the six months ended June 30, 2020 offset by a 2% decrease in the average selling price of players. The increase in the volume of players sold was the result of a stronger first quarter of 2021 compared to the second quarter of 2021. We believe the overall slowdown in growth, compared to fiscal year 2020, can be attributed to the COVID-19 pandemic which contributed to a spike in units sold in the first half of 2020 and resulted in less growth in the first half of 2021.

Cost of Revenue and Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Change $	Change %	June 30, 2021	June 30, 2020	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$187,328	$106,324	$81,004	76%	$341,918	$208,260	$133,658	64%
Player	119,525	102,913	16,612	16%	212,347	180,642	31,705	18%
Total cost of revenue	$306,853	$209,237	$97,616	47%	$554,265	$388,902	$165,363	43%
Gross profit:
Platform	$344,975	$138,453	$206,522	149%	$656,911	$269,074	$387,837	144%
Player	(6,709)	8,383	(15,092)	(180)%	8,126	18,863	(10,737)	(57)%
Total gross profit	$338,266	$146,836	$191,430	130%	$665,037	$287,937	$377,100	131%

Platform

The cost of platform revenue increased by $81.0 million, or 76%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase is primarily driven by higher advertising related costs including inventory acquisition costs, in addition to higher content licensing fees, programming fees and credit card processing fees totaling $78.5 million, and an increase in allocated personnel and operational overhead costs of $1.9 million.

The cost of platform revenue increased by $133.7 million, or 64%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase is primarily driven by higher advertising related costs including inventory acquisition costs, in addition to higher content licensing fees, programming fees and credit card processing fees totaling $130.3 million, and an increase in allocated personnel and operational overhead costs of $3.6 million.

Gross profit for platform revenue increased by $206.5 million, or 149%, and $387.8 million, or 144%, during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively, primarily driven by the overall growth in our platform revenues.

Player

The cost of player revenue increased by $16.6 million, or 16%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase is primarily due to higher product costs of $9.1 million, an increase in inventory reserves of $8.9 million, an increase in allocated personnel of $2.3 million, and higher royalty expense of $0.4 million offset by a reduction in overhead costs of $4.1 million.

The cost of player revenue increased by $31.7 million, or 18%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase is primarily due to higher product costs of $25.2 million, an increase in inventory reserves of $7.1 million, an increase in allocated personnel of $3.8 million, and higher royalty expense of $2.8 million offset by a reduction in overhead costs of $7.1 million.

Gross profit for player revenue decreased by $15.1 million, or 180%, and $10.7 million, or 57%, during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively, driven primarily by higher direct manufacturing costs for player products and accessories as a result of constraints in the global supply chain caused by the continuing COVID-19 pandemic.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Change $	Change %	June 30, 2021	June 30, 2020	Change $	Change %
(in thousands, except percentages)
Research and development	$113,276	$84,387	$28,889	34%	$214,857	$172,665	$42,192	24%
Sales and marketing	93,678	64,164	29,514	46%	182,551	132,412	50,139	38%
General and administrative	62,228	40,494	21,734	54%	122,739	80,234	42,505	53%
Total operating expenses	$269,182	$189,045	$80,137	42%	$520,147	$385,311	$134,836	35%

Research and Development

Research and development expenses increased by $28.9 million, or 34%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase is primarily due to increases in personnel-related costs of $20.2 million as a result of increased engineering headcount and related stock-based compensation and higher professional service and consulting fees of $10.0 million offset by higher allocations of overhead costs to Cost of revenue, platform and player of $2.7 million.

Research and development expenses increased by $42.2 million, or 24%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase is primarily due to increases in personnel-related costs of $34.2 million as a result of increased engineering headcount and related stock-based compensation and higher professional service and consulting fees of $14.5 million offset by higher allocations of overhead costs to Cost of revenue, platform and player of $5.2 million, and lower travel expenses of $1.2 million due to the continuing COVID-19 pandemic.

Sales and Marketing

Sales and marketing expenses increased by $29.5 million, or 46%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase is primarily due to increases in personnel-related costs of $20.4 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing and business analytics to support efforts to grow our business. Other sales and marketing expenses include an increase of $3.7 million mainly due to increases in marketing, retail and merchandising costs, an increase in facilities costs of $2.9 million due to expansion of office spaces and an increase of $1.8 million in professional service and consulting fees.

Sales and marketing expenses increased by $50.1 million, or 38%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase is primarily due to increases in personnel-related costs of $33.1 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing and business analytics to support efforts to grow our business. Other sales and marketing expenses include an increase of $14.5 million mainly due to increases in marketing, retail and merchandising costs, an increase in facilities costs of $2.1 million due to expansion of office spaces and an increase of $1.7 million in professional service and consulting fees offset by a decrease in travel expenses of $1.8 million due to the continuing COVID-19 pandemic.

General and Administrative

General and administrative expenses increased by $21.7 million, or 54%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase is primarily due to increases in personnel-related costs of $11.1 million related to increased headcount and related stock-based compensation and an increase of $8.5 million related to higher legal, consulting and professional service fees.

General and administrative expenses increased by $42.5 million, or 53%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase is primarily due to increases in personnel-related costs of $24.2 million related to increased headcount and related stock-based compensation and an increase of $18.8 million related to higher legal, consulting and professional service fees.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Change $	Change %	June 30, 2021	June 30, 2020	Change $	Change %
(in thousands, except percentages)
Interest expense	$(746)	$(1,034)	$288	(28)%	$(1,488)	$(1,897)	$409	(22)%
Other income (expense), net	1,520	557	963	173%	1,961	1,818	143	8%
Total other income (expense), net	$774	$(477)	$1,251	(262)%	$473	$(79)	$552	(699)%

Total other income (expense), net, increased by $1.3 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily driven by $0.8 million of other income recognized related to noncash consideration associated with the delivery of services for a strategic commercial arrangement and decreased interest expense of $0.3 million, including amortization of deferred debt costs, due to a lower level of borrowings under our Term Loan A Facility.

Total other income (expense), net, increased by $0.6 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily driven by favorable foreign exchange of $1.0 million mainly related to the British Pound Sterling, $0.8 million of other income recognized related to noncash consideration associated with the delivery of services for a strategic commercial arrangement, and decreased interest expense of $0.4 million. This was offset by lower interest income of $2.0 million from a significant drop in interest rates, which impacted our investment yields.

Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Change $	Change %	June 30, 2021	June 30, 2020	Change $	Change %
(in thousands, except percentages)
Income tax (benefit) expense	$(3,609)	$462	$(4,071)	(881)%	$(4,400)	$307	$(4,707)	(1533)%

Income tax (benefit) expense increased by $4.1 million and $4.7 million during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively, and was driven primarily by stock-based compensation excess tax benefits, increased losses in foreign jurisdiction with no valuation allowance, and a tax rate change in a foreign jurisdiction.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $2,083.3 million. Approximately 1% of our cash was held outside the United States in accounts held by our foreign subsidiaries which are used to fund foreign operations.

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

We have multi-year lease agreements for office space and have incurred material facility and building expenses. We expect to continue to incur expenses for facility and building related costs at our office locations in the United States and internationally. As our business and workforce continue to expand, we expect additional ongoing purchases of computer systems and other investments in property and equipment. In addition, we have pursued merger and acquisition activities, such as the acquisition of the Nielsen AVA business, the This Old House business and content rights from Quibi, and we may pursue additional merger and acquisition activities in the future, including the acquisition of rights to programming and content assets, that could materially impact our liquidity and capital resources.

We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Credit Facility will be sufficient to meet our working capital requirements for at least the next twelve months. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks and uncertainties, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors and the effects of the COVID-19 pandemic. While the pandemic has not severely impacted our liquidity and capital resources to date, it has contributed to disruption and volatility in local economies and in capital and credit markets which could adversely affect our liquidity and capital resources in the future.

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

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019, we entered into a Credit Agreement (the “Existing Credit Agreement”) with Morgan Stanley Senior Funding, Inc. On May 3, 2019, the Existing Credit Agreement was amended pursuant to an Incremental Assumption and Amendment No. 1 (the “Amendment” and the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”).

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

For our current borrowings, we have elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio. The borrowings under the facility mature or have to repaid in full by February 2023. Our obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default. As of June 30, 2021, we were in compliance with all of the covenants of the Credit Agreement. See Note 10 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the Credit Agreement.

We had outstanding letters of credit of $30.8 million as of June 30, 2021 and December 31, 2020 against the Revolving Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$144,760	$80,096
Cash flows used in investing activities	(150,676)	(63,051)
Cash flows provided by financing activities	997,400	352,986

Operating Activities

Our operating activities provided cash of $144.8 million for the six months ended June 30, 2021. Our net income of $149.8 million for the six months ended June 30, 2021 was adjusted by noncash charges of $144.5 million comprised mainly of $83.1 million of stock-based compensation, $28.1 million of amortization of content assets, $20.4 million of depreciation and amortization primarily on property and equipment and intangible assets, and $14.0 million of amortization of right-of-use assets. The changes in our operating assets and liabilities used cash of $149.5 million mainly from an increase in other non-current assets of $72.2 million due to an increase in content assets, an increase in accounts receivable of $56.7 million as a result of increased revenue, an increase in prepaid expenses of $30.2 million due to an increase in contract assets primarily driven by the overall growth of platform revenue combined with the timing of billing which falls into a subsequent period, a decrease in operating lease liabilities of $18.4 million on account of contractual lease payments and a decrease in deferred revenue of $10.3 million due to the timing of revenue recognition. These outflows were offset by inflows of $16.4 million from an increase in accounts payable due to timing of payments and increased developer payables, $16.5 million from an increase in accrued liabilities mainly due to an increase in payables to content publishers and payroll accruals, and $5.9 million from a decrease in inventory levels.

Our operating activities provided cash of $80.1 million for the six months ended June 30, 2020. Our net loss of $97.8 million for the six months ended June 30, 2020 was adjusted by noncash charges of $109.6 million comprised mainly of $60.4 million of stock-based compensation, $17.2 million of depreciation and amortization primarily on property and equipment and intangible assets, $15.9 million of amortization of operating lease right-of-use assets, $12.2 million of amortization of content assets and $3.5 million of provision for doubtful accounts. The changes in our operating assets and liabilities provided cash of $68.2 million comprised of inflows of $21.4 million from a decrease in accounts receivable as a result of higher collections in the first quarter of 2020 from holiday revenue recorded in 2019, $12.7 million from an increase in operating lease liabilities, $20.8 million from an increase in accounts payable due to timing of payments, $6.3 million from an increase in accrued liabilities due to increased developer payables and overall growth in the volume of business, $4.7 million from a decrease in inventory balances, $6.0 million from an increase in deferred revenue, and $2.1 million from a decrease in other non-current assets. These inflows were partially offset by cash outflows of $5.2 million from an increase in prepaid expenses and other current assets due to an increase in prepaid capital expenditure for new facilities, and $0.6 million from a decrease in other long-term liabilities.

Investing Activities

Our investing activities for the six months ended June 30, 2021 included cash outflows of $150.7 million comprised of $136.8 million for the acquisition of businesses, mainly the Nielsen AVA business and This Old House, and $13.9 million for purchases of property and equipment and expenditures on leasehold improvements.

Our investing activities used cash of $63.1 million for the six months ended June 30, 2020. The cash used was primarily comprised of $64.1 million for the purchase of property and equipment, of which the majority related to expenditures on leasehold improvements related to expanding our facilities and other capital investments. These outflows were partially offset by $1.1 million of cash received from proceeds from the resolution of purchase acquisition contingencies.

Financing Activities

Our financing activities provided cash of $997.4 million for the six months ended June 30, 2021. The cash was received mainly from proceeds from an at-the-market offering of $989.6 million, net of issuance costs and proceeds from the exercise of employee stock options of $10.3 million. These inflows were offset by $2.5 million of repayments made on borrowings.

Our financing activities provided cash of $353.0 million for the six months ended June 30, 2020. The cash was received mainly from net proceeds from an at-the-market offering of $349.6 million, net of issuance costs, proceeds from borrowings of $69.3 million and proceeds from the exercise of employee stock options of $5.9 million. These inflows were partially offset by $71.8 million of repayments made on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our noncancelable contractual obligations are as follows as of June 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Term Loan A Facility(1)	$92,500	$7,500	$85,000	$—	$—
Purchase commitments(2)	260,481	260,481	—	—	—
Operating lease obligations(3)	473,440	47,915	105,302	104,962	215,261
Other obligations(4)	176,560	98,809	53,052	22,959	1,740
Total	$1,002,981	$414,705	$243,354	$127,921	$217,001
(1)

Represents the principal amount of the Term Loan A Facility. For additional information regarding the terms of the debt and interest payable, see Note 10 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

(2)	Represents commitments to purchase finished goods from our contract manufacturers and other inventory-related items.
(3)	Represents future minimum lease payments under operating leases.
(4)	Represents commitments included in other non-cancelable arrangements such as content licensing, advertising buys and other platform services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents, and interest expense on the Credit Facility. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of June 30, 2021, borrowings under the Term Loan A Facility totaled $92.5 million with an effective interest rate of 2.02%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $0.9 million.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2021 there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2021 except for those risks marked with an asterisk (*).

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

Risks Related to Our Business and Industry

•	the highly competitive nature of the TV streaming industry that is rapidly evolving;
•	our ability to monetize our streaming platform;
•	our ability to attract advertisers and advertising agencies to our demand-side advertising platform;
•	our ability to develop relationships with TV brands and service operators;
•	our ability to establish and maintain relationships with important content publishers;
•	popular or new content publishers not publishing their content on our streaming platform;
•	maintaining an adequate supply of quality video ad inventory on our platform and selling the available supply;
•	content publishers electing not to participate in platform features that we develop;
•	irrelevant or unengaging advertising, marketing campaigns or other promotional advertising on our platform;
•	our ability to attract users to and generate revenue from The Roku Channel;
•	users signing up for offerings and services outside of our platform;
•	the evolution of our industry and the impact of many factors that are outside of our control;
•	changes in consumer viewing habits;
•	our and our Roku TV brand partners’ reliance on retail sales channels to sell products;
•	our ability to build a strong brand and maintain customer satisfaction and loyalty;
•	advertiser and/or advertising agency delayed payment or failure to pay;
•	maintaining adequate customer support levels;
•	our ability to manage streaming device and other product introductions and transitions;
•	our and our Roku TV brand partners’ reliance on contract manufacturers and limited manufacturing capabilities;
•	our ability to forecast manufacturing requirements and manage our supply chain and inventory levels;
•	decreased availability or increased costs for materials and components used in the manufacturing of our players and Roku TV models;
•	our ability to obtain key components from sole source suppliers;
•	interoperability of our streaming devices with content publishers’ offerings, technologies and systems;
•	detecting hardware errors or software bugs in our products before they are released to users;

•	component manufacturing, design or other defects that render our devices permanently inoperable;
•	our ability to obtain necessary or desirable third-party technology licenses;

Risks Related to Operating and Growing Our Business

•	our history of operating losses;
•	volatility of our quarterly operating results that could cause our stock price to decline;
•	our ability to manage our growth;
•	our ability to successfully expand our international operations;
•	seasonality of our business and its impact on our revenue and gross profit;
•	attracting and retaining key personnel and managing succession;
•	maintaining systems that can support our growth, business arrangements and financial rules;
•	our ability to successfully complete acquisitions and investments and integrate acquired businesses;
•	our ability to comply with the terms of our outstanding credit facility;
•	our ability to secure funds to meet our financial obligations and support our planned business growth;

Risks Related to Cybersecurity, Reliability and Data Privacy

•	significant disruptions of information technology systems or data security breaches;
•	legal obligations and potential liability related to our users’ personal information;
•	our actual or perceived failure to adequately protect personal and confidential information;
•	disruptions in computer systems or other services that result in a degradation of our platform;
•	changes in how network operators manage data that travel across their networks;

Risks Related to Intellectual Property

•	litigation resulting in the loss of important intellectual property rights;
•	failure or inability to protect or enforce our intellectual property or proprietary rights;
•	our use of open source software;
•	our agreements to indemnify certain of our partners if our technology is alleged to infringe on third-parties’ intellectual property rights;

Risks Related to Macroeconomic Conditions

•	the current and future impact of the COVID-19 pandemic on our business;
•	natural disasters or other catastrophic events;

Legal and Regulatory Risks

•	enactment of or changes to government regulation or laws related to our business;
•	changes in general economic conditions, geopolitical conditions, and/or U.S. or foreign trade and sanctions policies that impact our business;
•	U.S. or international rules (or absence of rules) that permit ISPs to degrade users’ internet service speeds or limit internet data consumption by users;
•	changes to current or future laws, regulations or government actions that impact our partners;
•	liability for content that is distributed through or advertising that is served through our platform;
•	our ability to maintain effective internal controls over financial reporting;
•	the impact of changes in accounting principles;
•	compliance with laws and regulations related to the collection of indirect taxes and payment of income tax;
•	changes to U.S. or foreign taxation laws or regulations;
•	regulatory inquiries, investigations and proceedings;

Risks Related to Ownership of Our Class A Common Stock

•	the dual class structure of our Class A common stock;
•	the volatility in the trading price of our Class A common stock;
•	potential dilution or a decline in our stock price caused by future sales or issuance of our capital stock or rights to purchase capital stock;
•	a decline in our stock prices caused by future sales by existing stockholders;
•	dependency on favorable securities and industry analyst reports;
•	the significant legal, accounting and other expenses associated with being a publicly-traded company;
•	the absence of dividends on our Class A or Class B common stock;

•	anti-takeover provisions in our charter; and
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

In addition, many TV brands offer their own TV streaming solutions within their TVs. Other devices, such as game consoles, also incorporate TV streaming functionality.

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

Our future growth depends on the acceptance and growth of over-the-top (“OTT”) advertising and OTT advertising platforms.*

We operate in a highly competitive advertising industry and we compete for revenue from advertising with other streaming platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increasing our advertising inventory and expanding our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business.

Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print, and to advertising through social media platforms. The future growth of our business depends on the growth of OTT advertising, and on advertisers increasing their spend on advertising on our platform. Although traditional TV advertisers have shown growing interest in OTT advertising, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising, especially if our users no longer stream TV or significantly reduce the amount of TV they stream either as a result of the COVID-19 pandemic coming to an end or for other reasons. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

Finally, there is political pressure in some countries to limit OTT advertising or impose local content requirements on OTT services. This pressure has been driven by owners of traditional broadcast television services and could pose a threat to our services.

We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.*

Our business model depends on our ability to generate platform revenue from advertisers and content publishers. We generate platform revenue primarily from advertising and audience development campaigns that run across our streaming platform and from content distribution services. As such, we are seeking to expand the number of active accounts and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of streaming hours, however, does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed on our platform. Moreover, streaming hours on our platform are measured whenever a player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. Since the first quarter of 2020, all Roku devices include a Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature, which we refer to as “Are you still watching,” periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that the implementation of this feature across the Roku platform benefits us, our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, also have similar features within their channels. This Roku OS feature supplements these channel features. This feature has not had and is not expected to have a material impact on our financial performance.

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

In order to materially increase the monetization of our streaming platform through the sale of video advertising, we will need our users to stream significantly more ad-supported content. Our efforts to monetize our streaming platform through ad-supported content (including through advertising-supported video on demand (“AVOD”)) are still developing and may not continue to grow as we expect. This means of monetization will require us to continue to attract advertising dollars to our streaming platform as well as deliver AVOD content that appeals to users. Accordingly, there can be no assurance that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.

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

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*

Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the quarter ended June 30, 2021, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts or streaming device sales may be adversely affected, and our business may be harmed.

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

We have made, and are continuing to make, investments to enable advertisers and content publishers to deliver relevant advertisement, audience development campaigns and other promotional advertising to our users. Existing and prospective advertisers and content publishers may not be successful in serving ads and audience development campaigns and sponsoring other promotional advertising that lead to and maintain user engagement. Those ads and campaigns may seem irrelevant, repetitive or overly targeted and intrusive. We are continuously seeking to balance the objectives of our advertisers and content publishers with our desire to provide an optimal user experience, but we may not be successful in achieving a balance that continues to attract and retain users, advertisers and content publishers. If we do not introduce relevant advertisers, audience development campaigns, and other promotional advertising, or such advertisements, audience development campaigns, and other promotional advertising are overly intrusive and impede the use of our streaming platform, our users may stop using our platform which will harm our business.

The Roku Channel may not continue to attract a large number of users and/or generate significant revenue from advertising, and our users may not purchase Premium Subscriptions.*

We operate The Roku Channel, which offers both ad-supported free access for users to a collection of films, television series and other content as well as Premium Subscriptions, which allow our users to pay for ad-free content from various content publishers, all on one streaming channel. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion and operation of The Roku Channel, which we monetize primarily through advertising. For example, in the first quarter of 2021, we acquired content rights, including rights to certain projects in development, from the mobile-first video distribution service known as Quibi, and announced that The Roku Channel would become the home of such content. In addition, we acquired the entities comprising the “This Old House” business, which own and produce the “This Old House” and “Ask This Old House” TV programs and operate related business lines, to further the growth strategy and ad-supported content offerings in The Roku Channel. If our users do not continue to stream the free, ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through revenue generated from advertising. In order to attract users to the ad-supported content on The Roku

Channel and drive streaming of ad-supported video on The Roku Channel, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. The agreements that we enter into with these content owners have varying terms and provide us with rights to make specific content available through The Roku Channel during certain periods of time. Upon expiration of these agreements, we are required to re-negotiate and renew these agreements with the content owners, or enter into new agreements with other content owners, in order to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If we are unable to enter into content license agreements on acceptable terms to access content that enables us to attract and retain users of the ad-supported content on The Roku Channel, or if the content we do secure rights to stream, including for example the content that we acquired through the Quibi and This Old House transactions described above, is ultimately not appealing to our users and advertisers, usage of The Roku Channel may decline, and our business may be harmed. In addition, following the acquisition of the This Old House business and the launch of our advertising brand studio, we are producing content for distribution on The Roku Channel and other platforms. We have limited experience producing content, and we may not be successful in doing so in a cost-effective manner that is appealing to our users and advertisers and furthers the growth of The Roku Channel. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the available content, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient revenue from advertising to be cost effective for us to operate, regardless of our ability to sell Premium Subscriptions. In addition, we distribute The Roku Channel on platforms other than our own streaming platform, and there can be no assurance that we will be successful in attracting a large number of users and/or generating significant revenue from advertising through the distribution of The Roku Channel on such other streaming platforms.

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

We operate in a rapidly evolving industry that will be impacted by many factors that are outside of our control, which makes it difficult to evaluate our business and prospects.*

TV streaming is a rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our products and streaming platform are subject to a high degree of uncertainty. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband internet access (including mobile broadband internet access), the quality and reliability of broadband content delivery, broadband service providers’ ability to control the delivery speed of different content traveling on their networks, the quality and reliability of new devices and technology, the cost for users relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. Accordingly, the future evolution of TV streaming as an industry, which is likely to impact our success, is dependent on many of the factors that are outside of our control.

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

We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV model sales.*

To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners' Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the three and six months ended June 30, 2021, Amazon, Best Buy and Walmart in total accounted for 65% and 69%, respectively, of our player segment revenue. These three retailers collectively accounted for 69% and 72% of our player revenue for the years ended December 31, 2020 and 2019, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or our TV brand partners' Roku TV models, choose not to prominently display those devices in their stores or on their websites, or close or severely limit access to their brick and mortar locations due to COVID-19 restrictions or other concerns, the volume of our streaming devices sold could decrease, which would harm our business. If any of our existing TV brands choose to work exclusively with, or divert a significant portion of their business with us to, other operating system developers, this may impact our ability to license the Roku OS and our smart TV reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices and is able to market and promote these products more prominently on its website, and could refuse to offer or promote our devices on its website. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, could require us to increase our marketing expenditures to maintain our product visibility or result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

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

We may also be involved in disputes with agencies and their advertisers over the operation of our streaming platform, the terms of our agreements or our billings for purchases made by them through our streaming platform or through our DSP. If we are unable to collect or make adjustments to bills, we could incur credit losses, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. If we are not paid by our advertisers or advertising agencies on time or at all, our business may be harmed.

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

•	capacity constraints;
•	reduced component availability;
•	production disruptions or delays, including from strikes, mechanical issues, quality control issues, natural disasters, and public health crises, such as the ongoing COVID-19 pandemic; and
•	the impact of U.S. or foreign tariffs, trade, or sanctions restrictions on components, finished goods, software, other products or data transfers.

As a result, we have limited control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new streaming devices or other products. For example, during the six months ended June 30, 2021, high demand for consumer electronics and information technology products created tight component supply conditions and logistical delays for our products. In addition, the COVID-19 pandemic and recent increases in U.S. demand for imported goods have caused shipping delays from Asia with backlogs at ports of origination and entry.

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

Our contracts with our contract manufacturers generally do not obligate them to supply our players or other products in any specific quantity or at any specific price. In the event our contract manufacturers are unable to fulfill our production requirements in a timely manner, their costs increase because of U.S. or international tariffs, sanctions, export or import restrictions, or they decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards on a timely basis, or at all. Any significant interruption in manufacturing at our contract manufacturers for any reason could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, or incur higher freight costs than anticipated, which would negatively impact our player gross margin. In addition, our contract manufacturers’ facilities are located in Southeast Asia, the People’s Republic of China and Brazil and may be subject to political, economic, labor, trade, social and legal uncertainties that may harm or disrupt our relationships with these parties. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and trade restrictions on exports or imports. Furthermore, any manufacturing issues affecting the quality of our products, including players and audio products, could harm our business.

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

Certain Roku TV brands do not have manufacturing capabilities and primarily depend upon contract manufacturers, and the supply of Roku TV models to the market could be disrupted if they encounter problems with their contract manufacturers or suppliers.*

Certain Roku TV brands do not have internal manufacturing capabilities and primarily rely upon contract manufacturers to build the Roku TV models that they sell to retailers. Their contract manufacturers may be vulnerable to capacity constraints and reduced component availability; increases in U.S. tariffs on imports of Roku TV models; future possible changes in U.S. regulations on exports of U.S. technologies; U.S. restrictions on dealings with certain countries, parties, regions, or imported inputs; foreign tariffs on U.S. parts or components for Roku TV models that are assembled outside of the United States; and their control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply and may be limited. Delays, component shortages, and other manufacturing and supply problems (whether due to the ongoing COVID-19 pandemic, the current high demand for consumer electronics and information technology products, or other reasons) could impair the retail distribution of their Roku TV models. A significant interruption in the supply of Roku TV models to retailers and distributors could, in turn, reduce our active accounts and streaming hours.

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

Conversely, if we underestimate our player or other product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our players or other products and result in delays or cancellation of orders from retailers and distributors. In addition, from time to time we have experienced unanticipated increases in demand that resulted in the need to ship players via air freight, which is more expensive than ocean freight, and adversely affected our player gross margin during such periods of high demand, for example, during end-of-year holidays. During the six months ended June 30, 2021, sustained high demand for consumer electronics and information technology products created tight component supply conditions and logistical delays for our products and key components. If we fail to accurately forecast our manufacturing requirements, our business may be harmed.

Our players incorporate key components from sole source suppliers and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, we will not be able to deliver our players to our retailers and distributors.*

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip, or SoC, Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as U.S. or foreign tariffs, other export or import restrictions on parts or components for finished players that are used in final assembly of their components (or on the finished players themselves), or shortages of key components. There is also the risk that the strategic supplier may stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies, or become subject to U.S. or foreign sanctions or export control restrictions or penalties. Such suppliers also have experienced, and may continue to experience, production, shipping, or logistical constraints arising from the COVID-19 pandemic. Such interruptions and delays have forced us to seek similar components from alternative sources, which have not always been available, and have caused us to delay product introductions and incur air freight expense. Switching from a sole-source supplier may require that we redesign our players to accommodate new components and would require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission (“FCC”), which would be costly and time-consuming.

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

Risks Related to Operating and Growing Our Business

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We began operations in 2002 and we have experienced annual net losses each year since inception. As of June 30, 2021, we had an accumulated deficit of $182.6 million. We expect our operating expenses to increase in the future as we continue to expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to operate at or near break-even levels in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

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

•	the entrance of new competitors or competitive products or services, whether by established or new companies;
•	our ability to retain and grow our active account base, increase engagement among new and existing users, and monetize our streaming platform;
•	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased taxes;
•	our revenue mix, which drives gross profit;
•	supply of advertising inventory on our advertising platform and advertiser demand for advertising inventory;
•	seasonal, cyclical or other shifts in revenue from advertising or player sales;
•	the timing of the launch of new or updated products, channels or features;
•	the addition or loss of popular content or channels;
•	the expense and availability of content to license or produce for The Roku Channel;
•	the ability of retailers to anticipate consumer demand;
•	an increase in the manufacturing or component costs of our players or the manufacturing or component costs of our TV brand licensees for Roku TV models;
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

In the course of expanding our international operations and operating overseas, in addition to the risks we face in the United States, we will be subject to a variety of risks that could adversely affect our business, including:

•

differing regulatory requirements, including country-specific data privacy and security laws and regulations, consumer protection laws and regulations, tax laws, telecommunications laws, trade laws, labor regulations, tariffs, export quotas, U.S. and foreign sanctions, custom duties on cross-border movements of goods or data flows, extension of limits on TV advertising minutes to OTT advertising, local content requirements, data or data processing localization requirements, or other trade restrictions;

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

•

international political or social unrest or economic instability, including U.S.-China tensions, and other political, security, or economic tensions between countries in which we do business or which serve as sources for our and our Roku TV brand partners’ products and components;

•	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations could impact our judgment in determining our tax provision and effective tax rate;
•

the imposition of customs duties on cross-border data flows for streaming services, which are currently prohibited under the WTO’s e-commerce moratorium, but could be permitted if certain WTO Members continue to oppose extension of the moratorium when it is considered at the WTO’s MC-12 Ministerial Meeting, which is scheduled to take place in late 2021;

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
•

future possible changes in U.S. regulations on exports of U.S. technologies, dealings with certain countries or parties, or the ability of our suppliers or licensees to continue to source certain imported products, inputs, or components, because of expanding U.S. export controls, sanctions, and import restrictions on China and Hong Kong;

•

future possible restrictions on imports, installation or procurement of products and services from certain countries, including China, that are associated with securing the U.S. supply chain (including the information and communication technology and services supply chain) from potential threats involving certain high-risk jurisdictions; and

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. Because we face significant competition for personnel, particularly in the San Francisco Bay Area where our headquarters is located, to attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation packages before we can validate the productivity of those employees. In addition, the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. To retain employees, we also may need to increase our employee compensation levels in response to competition. The loss of employees or the inability to hire additional skilled employees necessary to support our growth could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause disruptions.

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

We have in the past and may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations, and any anticipated benefits from an acquisition may never materialize. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures, in particular when the acquired businesses, products or technologies involve areas of operation in which we have limited or no prior experience. Acquisitions of businesses, products or technologies in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

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

In November 2019, we borrowed an aggregate principal amount of $100.0 million from the Term Loan A Facility and in March 2020, we borrowed an aggregate principal amount of $69.3 million of revolving loans pursuant to the Revolving Credit Facility. In May 2020, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as sales agents, pursuant to which we sold 4.0 million shares of our Class A common stock at an average selling price of $126.01 per share, for aggregate gross proceeds of $504.0 million, a portion of which was used to repay the $69.3 million outstanding under our Revolving Credit Facility. In March 2021, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and Evercore Group L.L.C., as sales agents, pursuant to which we sold 2.6 million shares of our Class A common stock at an average selling price of $379.26, for aggregate gross proceeds of $1,000.0 million. We also have outstanding letters of credit as of June 30, 2021 totaling $30.8 million against the Revolving Credit Facility.

As of June 30, 2021, we were in compliance with all of the financial covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

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

We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.*

We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new devices and enhance our streaming platform, continue to expand the content on our platform, maintain adequate levels of inventory to support our retail partners’ demand requirements, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our streaming platform, the Roku OS and players along with the timing and effort related to the introduction of new platform features, players, hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions.

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

Risks Related to Cybersecurity, Reliability, and Data Privacy

Significant disruptions of our information technology systems or data security incidents could harm our reputation, cause us to modify our business practices and otherwise adversely affect our business and subject us to liability.*

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, user payment card information, other user information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity and availability of personal information in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and limits on the use and/or cross-border transfer of such personal information. These obligations create potential legal liability to regulators, our business partners, our users, and other relevant stakeholders and also impact the attractiveness of our subscription service to existing and potential users.

We have outsourced certain elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits and stores our users’ or others’ personal information (such as payment card information) and as a result, we manage a number of third-party vendors who may or could have access to our information technology systems (including our computer networks) or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external threats on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including our efforts to educate or train our employees, we have experienced, and remain vulnerable to, data security incidents including phishing attacks and improper employee access of confidential data. Malicious attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others.
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

In addition to the threat of unauthorized access or acquisition of sensitive or personal information or intellectual property, other threats include the deployment of harmful malware, ransomware attacks, denial-of-service (“DoS”) attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems experience directed attacks on at least a periodic basis that are intended to interrupt our operations; interrupt our users’, content publishers’ and advertisers’ ability to access our platform; extract money from us; and/or view or obtain our data (including without limitation user or employee personal information or proprietary information) or intellectual property. Although we have implemented certain systems, processes, and safeguards intended to protect our information technology systems and data from such threats and mitigate risks to our systems and data, we cannot be certain that threat actors will not have a material impact on our systems or services in the future. Our safeguards intended to prevent or mitigate certain threats may not be sufficient to protect our information technology systems and data due to the developing sophistication and means of attack in the threat landscape. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology. Additionally, our third-party vendors or business partners’ information technology systems, or hardware/software provided by such third parties for use in our information technology systems, may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships.

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

In addition, any actual or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other unauthorized access events that result in the unauthorized access, release or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us including existing or potential users’ perceiving our platform, system or networks as less desirable or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, as well as the personal and proprietary information that we possess or control, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. Data protection laws around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws are often uncertain and evolving, and there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain. In addition to potential fines, we could be subject to mandatory corrective action due to a data security incident, which could adversely affect our business operations and result in substantial costs for years to come.

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

We collect information about the interaction of users with our platform, devices, website, advertisements, and content publishers’ streaming channels. To deliver relevant advertisements effectively, we must successfully leverage this data as well as data provided by third parties. Our ability to collect and use such data could be restricted by a number of factors, including users having the ability to refuse consent to or opt out from our, our service providers’ or our advertising partners’

collection and use of this data, restrictions imposed by advertisers, content publishers and service providers, changes in technology, and developments in laws, regulations and industry standards. For example, certain EU laws and regulations prohibit access to or storage of information on a user’s device (such as cookies and similar technologies that we use for advertising) that is not “strictly necessary” to provide a user-requested service or used for the “sole purpose” of a transmission unless the user has provided unambiguous, affirmative consent, and users may choose not to provide this consent to collection of information which is used for advertising purposes. Additionally, certain device manufacturers or operating system providers may restrict the deployment of cookies and similar technologies, or otherwise restrict the collection of personal information through these or other tools, via our applications. Any restrictions on our ability to collect or use data could harm our ability to grow our revenue, particularly our platform revenue which depends on engaging the relevant recipients of advertising campaigns.

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, cross-border transfer, localization, sharing and security of the data we receive from and about our users, employees and other individuals. The regulatory environment for the collection and use of personal information by device manufacturers, online service providers, content distributors, advertisers and publishers is evolving in the United States and internationally. Privacy groups and government bodies, including the Federal Trade Commission (“FTC”), state attorneys general, the European Commission and European data protection authorities, have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and personal information collected through the internet, and we expect such scrutiny to continue to increase. The United States, U.S. states, and foreign governments have enacted and are considering laws and regulations that could significantly restrict industry participants’ ability to collect, use and share personal information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, the EU General Data Protection Regulation (“GDPR”) became effective in May 2018 and imposes detailed requirements related to the collection, storage and use of personal information related to people located in the EU or which is processed in the context of EU operations and places new data protection obligations and restrictions on organizations and may require us to make further changes to our policies and procedures in the future beyond what we have already done. In the wake of Brexit, the United Kingdom has adopted a framework similar to the GDPR (the “UK GDPR”), although additional data protection requirements may be imposed under local laws. The EU has recently confirmed that the UK framework as being ‘adequate’ to receive EU personal data.

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

The U.S. data protection legal landscape also continues to evolve, with states such as California and Nevada having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Effective October 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. Effective January 2020, the California Consumer Privacy Act (“CCPA”) gives California residents certain rights with respect to their personal information such as rights to access and require deletion of their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In November 2020, the California Privacy Rights Act (“CPRA”) was passed into law and goes into effect on January 1, 2023 (with a ‘look-back’ to January 1, 2022). The CPRA builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate consumer privacy issues. In 2021, Virginia and Colorado adopted laws introducing new privacy obligations for which we may need to take additional steps to comply.

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

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) or the United Kingdom to the United States. However, there are certain unsettled legal issues regarding the adequacy of data transfers to the United States, the resolution of which may adversely affect our ability to transfer personal information from the EEA to the United States. On July 16, 2020, the European Court of Justice (the highest EU Court) ruled the EU-US Privacy Shield to be an invalid data transfer mechanism, confirmed that the Model Clauses remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. We are currently assessing the available regulatory guidance from EU Data Protection Authorities and the US Department of Commerce on the impact of this ruling on broader international data transfer compliance for companies, including finalized guidance on specific supplementary measures that all companies would be required to implement in addition to the Model Clauses. In June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal information outside of the EEA. The UK is expected to publish their own versions of Model Clauses during 2021. Updating agreements to incorporate these new Model Clauses may require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. Our ability to continue to transfer personal information outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR, and we may experience operating disruptions if we are unable to conduct these transfers in the future. In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate.

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

In addition, some countries are considering or have enacted ‘data localization’ laws requiring that user data regarding users in their country be maintained, stored, and/or processed in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. We expect that, in addition to the “business as usual” costs of compliance, the evolving regulatory interpretation and enforcement of laws such as the GDPR and CCPA, as well as other domestic and foreign data protection laws, will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

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

Changes in how network operators manage data that travel across their networks could harm our business.*

Our business relies upon the ability of our users to access high-quality streaming content through the internet. As a result, the growth of our business depends on our users’ ability to obtain and maintain low-cost, high-speed access to the internet, which relies in part on the network operators’ continuing willingness to upgrade and maintain their equipment as needed to sustain a robust internet infrastructure as well as their continued willingness to preserve the open and interconnected nature of the internet. We exercise no control over network operators, which makes us vulnerable to any errors, interruptions or delays in their operations, as well as their decision to prioritize the delivery of certain network traffic at the expense of other traffic. Any material disruption or degradation in internet services could harm our business.

To the extent that the number of internet users continues to increase, network congestion could adversely affect the reliability of our streaming platform. We may also face increased costs of doing business if network operators engage in discriminatory practices with respect to streamed video content in an effort to monetize access to their networks or customers by data providers. In the past, internet service providers have attempted to implement usage-based pricing, bandwidth caps and traffic “shaping” or throttling. To the extent network operators were to create tiers of internet access service and either charge us for access to these tiers or prohibit our content offerings from being available on some or all of these tiers, our quality of service could decline, our operating expenses could increase and our ability to attract and retain users could be impaired, each of which would harm our business.

In addition, most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming, and some network operators also own streaming services. These network operators have an incentive to use their network infrastructure in a manner adverse to the continued growth and success of other companies seeking to distribute similar video programming. To the extent that network operators are able to provide preferential treatment to their own data and content, as opposed to ours, our business could be harmed.

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

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using technologies that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. For example, we have in the past elected to develop and implement specific design changes to address potential risks that certain products could otherwise become subject to exclusion orders arising from patent infringement claims brought in the U.S. International Trade Commission. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

If we fail to, or are unable to, protect or enforce our intellectual property or proprietary rights, our business and operating results could be harmed.*

We regard the protection of our patents, trade secrets, copyrights, trademarks, trade dress, domain names and other intellectual property or proprietary rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We seek to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all of our employees, consultants, contractors, advisors and any third parties who have access to our proprietary know-how, information or technology. However, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. Any party with whom we have executed such an agreement could potentially breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, time-consuming and could result in substantial costs and the outcome of such a claim is unpredictable.

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

Risks Related to Macroeconomic Conditions

The ongoing COVID-19 pandemic has impacted our business and we are unable to predict the extent to which the pandemic and related effects will continue to impact our business.*

Beginning in the first quarter of 2020 and continuing into 2021, there has been widespread global impact from the COVID-19 pandemic, and our business has been, and will continue to be, impacted by the pandemic and resulting economic consequences. The spread of COVID-19 has caused us to take precautionary measures intended to help minimize the risk of the virus to our employees, including work-from-home policies, suspending non-essential business travel and limiting physical participation in non-essential meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, TV brand partners, content publishers, advertisers, retail and distribution partners, contract manufacturers, services vendors and supply chain. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and a continuation of the extended period of remote work arrangements could disrupt our business, introduce business and operational risks, including cybersecurity risks, and could make it more difficult for us to effectively manage our business.

The COVID-19 pandemic continued to have a mixed impact on our business during the six months ended June 30, 2021. When staying-at-home restrictions were first issued in the first quarter of 2020, we saw an acceleration in both streaming hours, which has moderated, and account activations. In our platform segment, during the COVID-19 pandemic we have experienced increases in trials of and subscriptions to SVOD content, growth in the consumption of AVOD content, and increased purchases of transaction video on demand (“TVOD”) content. Although we experienced delays in the start of some video advertising campaigns and an increase in advertising campaign cancellations during the second quarter of 2020, we believe the COVID-19 pandemic has accelerated the shift of advertising from traditional TV to streaming TV. We also have encountered supply chain disruptions related to our players that have resulted in an increase in component prices and elevated air freight costs to replenish inventory and meet increased demand. Additionally, at times some of our retail partners have had to close or severely limit access to their brick-and-mortar locations, resulting in reduced sale of devices in these locations. For example, during the 2020 holiday season our retail partners saw fewer shoppers in their brick-and-mortar locations. Further, our management team has continued to focus on addressing the impacts of the COVID-19 pandemic on our business, which has required, and will continue to require, a significant investment of their time and resources, and has diverted their attention away from other aspects of our business.

The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to: the duration and spread of the outbreak; its severity; the actions taken by governmental authorities to contain the virus or treat its impacts; the development, availability and acceptance of effective vaccines; possible variants of the virus that render vaccines ineffective or decrease their efficacy; and how quickly and to what extent economic and operating conditions normalize. While vaccines have been developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally, vaccine acceptance, or the efficacy of such vaccines, and we do not know how consumers, advertisers, or our partners will operate in a post-COVID-19 environment. For example, in the second quarter of 2021, we believe consumers spent less time streaming TV, which reduced our streaming hours and the growth rate of our active accounts. These changes may impact our platform revenue if we experience a decrease in sales of advertising or transactional revenue shares from content publishers. We also may incur significant operating costs and be exposed to increased liability risks when employees begin to return to our offices, such as the cost of collecting additional information (including health and medical information) about our employees, contractors and visitors at our facilities, testing supplies and personal protective equipment for on-site staff. In addition, with the increase in remote working during the COVID-19 pandemic and the possible continuation of a hybrid-work environment when our employees return to our offices, we may not be able to maintain the same level of control over the security of our systems or the personal information that we collect, store and process, particularly as cyber attackers appear to increasingly attempt to compromise systems and data in an effort to exploit the pandemic. The ongoing impact of the COVID-19 pandemic on the global supply chain is expected to continue into 2022, and it may continue to result in increased costs and less availability of materials and components that are needed to manufacture our streaming players and our TV brand partners’ Roku TV models, as well as increased costs and less availability of freight and warehousing services that are used in our distribution channels. Furthermore, economic uncertainty may result in the purchase of fewer streaming devices which could lead to a reduction in account activations and streaming hours, and also could negatively impact our revenue. An economic downturn or continued economic uncertainty could also impact the overall financial condition of our TV brand partners, content publishers, advertisers, retailers, contract manufacturers, services vendors and supply chain, all of whom we depend on in order to operate our business. As a result, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the impact on our business cannot be reasonably estimated at this time.

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

Changes in general economic conditions, geopolitical conditions, U.S. or foreign trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which our contract manufacturers and component suppliers are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs. In November 2018, for example, the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (“USMCA”) which superseded the North American Free Trade Agreement. The USMCA entered into force on July 1, 2020, although there are some remaining implementation issues with respect to ensuring that Mexico’s and Canada’s laws and regulations are fully in compliance with the USMCA obligations and commitments, and there may be further changes to interim regulations regarding customs procedures, rules of origin, and other provisions that could affect products sourced from Mexico or Canada, and their eligibility for duty-free entry into the U.S., Mexican, and Canadian markets. In addition, there is a potential risk of Mexican or Canadian restrictions on OTT advertising and/or local content requirements. While the Office of the U.S. Trade Representative (“USTR”) has cited Mexico’s proposed restrictions as potential USMCA violations, these issues remain unresolved and could lead to a protracted USMCA dispute settlement proceeding, creating uncertainties for our business in both markets.

The previous U.S. Administration threatened tougher trade terms with China, the EU, and other countries, including the imposition of substantially higher tariffs under Section 301 of the Trade Act of 1974 (“Section 301”) on roughly $320 billion of imports from China. In response, China imposed higher Chinese tariffs on a large amount of U.S. exports to China, which could affect the prices of U.S. origin parts or components of our products assembled in China. In January 2020, the United States and China signed a “Phase One” trade deal pursuant to which, among other things, the United States will modify its Section 301 tariff actions. As part of the Phase One agreement, the United States canceled additional Section 301 duties that were originally scheduled to go into effect in December 2019 on certain imported products, including certain of our products, and reduced the duties on certain other imported products, including televisions assembled in China by Roku TV brand partners, from 15% ad valorem to 7.5%. While the new U.S. Administration has promised a detailed review of U.S. policies toward China, it is unclear what the outcomes of the review will be or whether it could lead to additional U.S. tariffs, export controls, or sanctions. At this point, there are no signs the U.S. tariffs on imported TVs from China will be removed in the foreseeable future.

At this time, it is unknown whether the Phase One deal will last or whether there will be sufficient progress on Phases Two and Three to lead to a further reduction in U.S.-China trade tensions, whether additional Section 301 tariffs will be imposed on Roku products imported from China if the Biden Administration concludes that China has not complied with its commitments under the Phase One agreement, and, if so, how long U.S. tariffs on Chinese goods will remain in effect or whether even higher tariffs will be imposed, or new regulatory proposals to restrict trade will be adopted. The Biden Administration has imposed new sanctions for China’s actions in Hong Kong and Xinjiang Province, which could lead to additional U.S. and Chinese sanctions or trade restrictions, or a resumption of trade hostilities, exposing us and our suppliers to increased tariffs or restrictions in the U.S. and Chinese markets. In addition, the U.S. Administration has restricted imports of products from Xinjiang Province because the goods are produced with forced labor by workers from Xinjiang or contain inputs or raw materials from there. The U.S. Congress is considering legislation to further tighten the U.S. restrictions. Given the general deterioration in U.S.-China relations and ongoing tensions on trade, security, and human rights, additional U.S. sanctions, tariffs, and export or import restrictions, and Chinese sanctions or retaliatory measures, remain a serious risk. Finally, there are questions regarding whether international trade agreements will be negotiated or existing free trade agreements re-negotiated; whether new trade or tariff actions will be announced by the Biden Administration; or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes, and higher prices could depress consumer demand. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

On January 15, 2021, the USTR found that Vietnam’s currency practices violate Section 301 but deferred any decision whether to take any specific actions in connection with its findings, leaving the decision whether to impose higher U.S. tariffs or other trade restrictions to the Biden Administration. This decision could lead to increased tariffs on products assembled in Vietnam.

In addition, on October 2, 2020, the USTR initiated an investigation under Section 301 regarding Vietnam’s acts, policies, and practices related to the import and use of illegally harvested timber. While no decision has been reached yet in this investigation, USTR’s Section 301 investigations of Vietnam could lead to retaliatory tariffs on U.S. imports from

Vietnam if the U.S. concerns cannot be resolved through negotiations. Such tariffs may not be limited to products directly involved in the acts, policies, and practices found to violate Section 301 (e.g., tropical timber) and thus could affect other, unrelated products, including those sourced by us or our suppliers and licensees.

Also, various countries, in addition to the United States, regulate the import and export of certain products, commodities, software, and technology, including through import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or collaborate on technology with our commercial or strategic partners, or could limit our commercial and/or strategic partners’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, disrupt supply chains, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. In particular, the U.S. government continues to expand export control and sanctions restrictions on China and Hong Kong, which may limit the company’s ability to collaborate with and transfer technology to partners in the region. Cross-border data transmissions are currently exempt from customs duties under the WTO’s temporary e-commerce moratorium on customs duties on electronic transmissions, but the moratorium faces opposition from certain WTO Members when it comes up for renewal at the WTO Ministerial Meeting, which is scheduled to take place in late 2021, at which time a decision will be made by WTO Members whether to continue the moratorium. Other potential barriers include the further proliferation of digital services taxes in Europe and elsewhere which potentially could expose certain digital services to new taxes, as well as continued risks of U.S. or foreign sanctions or related sanctions legislation, increased export and import restrictions stemming from governmental policies or U.S.-China “de-coupling,” or changes in the countries, governments, persons, businesses, products or technologies targeted by U.S. or foreign regulations, restrictions, and sanctions. Any change in U.S. or foreign export or import regulations, customs duties or other restrictions on intangible goods such as cross-border data flows, could result in decreased use of our products by, or in our decreased ability to export or sell our products and services to, existing or new customers in U.S. or international markets or hamper our ability to source products, components, and parts from certain suppliers or lead to potential supply chain disruptions and business or reputational harms. Any decreased use of our products or limitation on our ability to export, import, or sell our products or services, or source parts and/or components, would harm our business.

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

United States or international rules (or the absence of rules) that permit ISPs to degrade users’ internet speeds or limit internet data consumption by users, including unreasonable discrimination in the provision of broadband internet access services, could harm our business.*

Laws, regulations or court rulings that adversely affect the popularity or growth in use of the internet, including decisions that undermine open and neutrally administered internet access, could decrease customer demand for our service offerings, may impose additional burdens on us or could cause us to incur additional expenses or alter our business model.

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

In January 2018, the FCC released a new order, known as the Restoring Internet Freedom Order (the “Order”), that repealed most of the blocking, throttling, and paid prioritization restrictions adopted in the Open Internet Order. The Order reclassified broadband internet access service as a non-common carrier “information service” and repealed rules that had prohibited broadband internet access service providers from conducting the “prohibited activities” but continued to require broadband internet access service providers to be transparent about their policies and network management practices, and subjected discriminatory practices to case-by-case assessment under antitrust and consumer protection laws. Most portions of the Order went into effect in April 2018 and the remainder went into effect in June 2018. Numerous judicial challenges to the Order were filed, and in October 2019, the Court of Appeals for the District of Columbia Circuit upheld nearly all of the Order, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet access service, requiring case by case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the Order where it found insufficient analysis but allowed the Order to remain in effect pending the FCC’s review. The original parties were denied a rehearing by the full U.S. Court of Appeals for the D.C. Circuit in February 2020 and the period to seek review by the Supreme Court has ended. On remand, the FCC reaffirmed its existing approach in October 2020; however, four petitioners sought reconsideration of the FCC’s decision in February 2021, and the FCC subsequently filed a motion requesting that the D.C. Circuit hold the case in abeyance, which the court granted. The FCC, now newly organized following the inauguration of President Joe Biden, has yet to issue a decision in response to these petitions. On July 9, 2021, President Biden signed an Executive Order encouraging the FCC to restore net neutrality at the federal level. As an independent agency, the FCC is not required to follow the Executive Order but is expected to adopt net neutrality safeguards similar to those in the Open Internet Order once President Biden nominates additional commissioners to the FCC and Congress approves them. In the meantime, to the extent the courts, the agencies or the states do not uphold or adopt sufficient safeguards to protect against discriminatory conduct, network operators may seek to extract fees from us or our content publishers to deliver our traffic or otherwise engage in blocking, throttling or other discriminatory practices, and our business could be harmed.

Several states have adopted or are considering network neutrality legislation or regulation. For example, California’s legislation (SB822) codifies portions of the FCC’s rescinded Open Internet Order. The U.S. Department of Justice filed suit in September 2018 to block implementation of the California law, and the California Attorney General agreed to delay implementation of the state law until the litigation is resolved. While the Department of Justice withdrew its challenge of the California net neutrality law in February 2021, the status of state net neutrality legislation remains uncertain because several broadband service provider trade associations also have sued California to invalidate the state’s net neutrality law on grounds that the law is preempted by the Order, among other claims. In February 2021, the federal judge denied the trade associations’ request for a preliminary injunction, allowing California to enforce its net neutrality law while the litigation proceeded. As of July 2021, the case remains pending.

Several states in addition to California have enacted net neutrality legislation (e.g., Colorado, Maine, New Jersey, Oregon, Vermont, Washington), and several governors have signed executive orders requiring broadband internet access service providers contracting with state agencies to adhere to network neutrality principles (e.g., Hawaii, Montana, New York, Rhode Island). The regulatory framework for network neutrality thus remains unsettled and is subject to ongoing federal litigation as well as federal and state legislative and regulatory activity.

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

Moreover, the DMCA and Section 230 provide protections primarily in the United States. If the rules around these statutes and doctrines change, if international jurisdictions refuse to apply similar protections or if a court were to disagree with our application of those rules to our business, we could incur liabilities and our business could be harmed. If we become liable for these types of claims as a result of the content that is streamed over or the advertisements that are served through our platform, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us.

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

If we fail to comply with the laws and regulations relating to the collection of indirect taxes and payment of income taxes in the various jurisdictions in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our noncompliance, which could harm our business.*

We are subject to requirements to collect indirect taxes from our sales in various jurisdictions, and the payment of income taxes on revenue generated from activities in those jurisdictions. The laws and regulations governing the collection of indirect taxes for sales on our website and payment of income taxes are numerous, complex, and vary by jurisdiction. A successful assertion by one or more jurisdictions that we were required to collect indirect taxes or to pay income taxes where we did not could result in substantial tax liabilities, fees and expenses, including substantial interest and penalty charges, which could harm our business.

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

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (“TCJA”), as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, as modified by the CARES Act, alters U.S. federal tax rates, imposes additional limitations on the deductibility of interest, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Additionally, the TCJA, as modified by the CARES Act, has both positive and negative changes to the utilization of future net operating loss (“NOL”) carryforwards. For example, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our financial position and result of operations. It is uncertain if and to what extent various states will conform to the TCJA and the CARES Act.

In addition, an increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes targeting online commerce, digital services, streaming services and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, Maryland recently passed legislation establishing a tax on certain advertising activities and in Europe, certain EU member states and other countries have adopted or proposed taxes on digital advertising and marketplace service revenue. The OECD and G-20 are currently engaged in negotiations over an Inclusive Framework on “Base Erosion and Profit Shifting” (BEPS). In the past, the talks particularly targeted digital businesses and had the potential to significantly alter the rules on international taxation of multinational and digital enterprises providing digital services. While the OECD’s focus appears to be shifting toward a global minimum tax, this is subject to further negotiations and is not yet fully agreed upon. Moreover, despite the OECD’s agreement to focus on a global minimum tax, the European Commission has proposed a “digital levy,” which appears to similarly target U.S. digital services providers. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us or on digital services generally, whether prospectively or retroactively, or additional taxes or penalties resulting from the failure to comply with any collection obligations. The United States has threatened to impose retaliatory duties under Section 301 on imports from countries that adopt digital services taxes, which could result in increased trade tensions and potential retaliation by foreign governments against U.S. digital services or technologies, which could disrupt our U.S. or international businesses.

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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of June 30, 2021, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 13% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.

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

Future sales of shares by existing stockholders could cause our stock price to decline.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. All of our outstanding Class A shares are eligible for sale in the public market, other than shares and stock options exercisable held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. In addition, we have reserved shares for future issuance under our equity incentive plan. Our directors, employees and certain contingent workers are subject to our quarterly trading window, which generally opens at the start of the second full trading day after the public dissemination of our annual or quarterly financial results and closes (i) with respect to the first, second and third quarter of each year, at the end of the fifteenth day of the last month of the such quarter and (ii) with respect to the fourth quarter of each year, at the end of the trading day on the Wednesday before Thanksgiving. These directors, employees and contingent workers may also sell shares during a closed window period pursuant to trading plans that comply with the requirements of Rule 10b5-1(c)(1) under the Exchange Act. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; and
•	any action asserting a claim against us that is governed by the internal affairs doctrine.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
10.1#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2017 Equity Incentive Plan	10-Q	001-38211	10.2	5/7/2021
10.2*#	Forms of Stock Option Grant Notice and Option Agreement under 2017 Equity Incentive Plan (U.S. Executives)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

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

Roku, Inc.

Date: August 5, 2021	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)