Form 10-Q
period 2021-09-30
ROKU, INC
filed 2021-11-04
CIK 1428439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 117,707,415 of Class A common stock, $0.0001 par value per share, and 16,655,344 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	our financial performance, including our revenue, cost of revenue, operating expenses and our ability to maintain and grow our profitability;
•

the impact of the COVID-19 pandemic and supply chain disruptions on our business, operations, and the markets and communities in which we and our advertisers, partners, manufacturers, suppliers and users operate;

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
•

our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally, including compliance with privacy and data protection regulations in various U.S. and international jurisdictions.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ROKU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$2,179,745	$1,092,815
Accounts receivable, net of allowances of $25,631 and $41,236 as of	595,911	523,852
September 30, 2021 and December 31, 2020, respectively
Inventories	75,945	53,895
Prepaid expenses and other current assets	110,180	27,078
Total current assets	2,961,781	1,697,640
Property and equipment, net	170,606	155,197
Operating lease right-of-use assets	346,691	266,197
Intangible assets, net	92,534	62,181
Goodwill	146,784	73,058
Other non-current assets	193,907	16,269
Total Assets	$3,912,303	$2,270,542
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$131,818	$112,314
Accrued liabilities	482,057	347,668
Current portion of long-term debt	8,630	4,874
Deferred revenue, current portion	45,559	55,465
Total current liabilities	668,064	520,321
Long-term debt, non-current portion	82,457	89,868
Deferred revenue, non-current portion	23,420	21,283
Operating lease liability, non-current portion	394,515	307,936
Other long-term liabilities	60,216	3,119
Total Liabilities	1,228,672	942,527
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value	13	13
Additional paid-in capital	2,797,297	1,660,379
Accumulated other comprehensive income	29	29
Accumulated deficit	(113,708)	(332,406)
Total Stockholders’ Equity	2,683,631	1,328,015
Total Liabilities and Stockholders’ Equity	$3,912,303	$2,270,542

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Revenue:
Platform	$582,514	$319,231	$1,581,343	$796,565
Player	97,439	132,432	317,912	331,937
Total net revenue	679,953	451,663	1,899,255	1,128,502
Cost of Revenue:
Platform	203,989	124,568	545,907	332,828
Player	112,045	112,271	324,392	292,913
Total cost of revenue	316,034	236,839	870,299	625,741
Gross Profit (Loss):
Platform	378,525	194,663	1,035,436	463,737
Player	(14,606)	20,161	(6,480)	39,024
Total gross profit	363,919	214,824	1,028,956	502,761
Operating Expenses:
Research and development	120,307	88,388	335,164	261,053
Sales and marketing	109,700	70,956	292,251	203,368
General and administrative	65,066	43,510	187,805	123,744
Total operating expenses	295,073	202,854	815,220	588,165
Income (Loss) from Operations	68,846	11,970	213,736	(85,404)
Other Income (Expense), Net:
Interest expense	(743)	(773)	(2,231)	(2,670)
Other income (expense), net	500	1,202	2,461	3,020
Total other income (expense), net	(243)	429	230	350
Income (Loss) Before Income Taxes	68,603	12,399	213,966	(85,054)
Income tax benefit	(332)	(548)	(4,732)	(241)
Net Income (Loss)	$68,935	$12,947	$218,698	$(84,813)

Net income (loss) per share — basic	$0.52	$0.10	$1.66	$(0.69)
Net income (loss) per share — diluted	$0.48	$0.09	$1.54	$(0.69)

Weighted-average common shares outstanding — basic	133,685	125,687	132,036	122,837
Weighted-average common shares outstanding — diluted	142,286	136,669	141,593	122,837

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Three and Nine Months Ended September 30, 2021

Balance—June 30, 2021	133,299	$13	$2,743,629	$29	$(182,643)	$2,561,028
Issuance of common stock pursuant to equity incentive plans	857	—	3,148	—	—	3,148
Stock-based compensation expense	—	—	50,520	—	—	50,520
Net income (loss)	—	—	—	—	68,935	68,935
Balance—September 30, 2021	134,156	$13	$2,797,297	$29	$(113,708)	$2,683,631

Balance—December 31, 2020	128,004	$13	$1,660,379	$29	$(332,406)	$1,328,015
Vesting of early exercised stock options	—	—	4	—	—	4
Issuance of common stock pursuant to equity incentive plans	3,515	—	13,433	—	—	13,433
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $10,400	2,637	—	989,615	—	—	989,615
Stock-based compensation expense	—	—	133,866	—	—	133,866
Net income (loss)	—	—	—	—	218,698	218,698
Balance—September 30, 2021	134,156	$13	$2,797,297	$29	$(113,708)	$2,683,631

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Three and Nine Months Ended September 30, 2020

Balance—June 30, 2020	124,584	$12	$1,428,171	$29	$(412,659)	$1,015,553
Vesting of early exercised stock options	—	—	6	—	—	6
Issuance of common stock pursuant to equity incentive plans	1,304	1	5,328	—	—	5,329
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $2,000	996	—	147,633	—	—	147,633
Stock-based compensation expense	—	—	34,907	—	—	34,907
Net income (loss)	—	—	—	—	12,947	12,947
Balance—September 30, 2020	126,884	$13	$1,616,045	$29	$(399,712)	$1,216,375

Balance—December 31, 2019	119,897	$12	$1,012,218	$29	$(313,833)	$698,426
Vesting of early exercised stock options	—	—	32	—	—	32
Issuance of common stock pursuant to equity incentive plans	2,987	1	11,205	—	—	11,206
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $6,800	4,000	—	497,242	—	—	497,242
Stock-based compensation expense	—	—	95,348	—	—	95,348
Adoption of ASU 2016-13	—	—	—	—	(1,066)	(1,066)
Net income (loss)	—	—	—	—	(84,813)	(84,813)
Balance—September 30, 2020	126,884	$13	$1,616,045	$29	$(399,712)	$1,216,375

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss)	$218,698	$(84,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,304	26,567
Stock-based compensation expense	133,479	95,348
Amortization of right-of-use assets	21,588	22,422
Amortization of content assets	56,580	17,131
Provision for (recoveries of) doubtful accounts	(1,480)	3,097
Other items, net	(298)	345
Changes in operating assets and liabilities:
Accounts receivable	(64,710)	(62,767)
Inventories	(22,050)	(12,895)
Prepaid expenses and other current assets	(63,402)	(3,595)
Other non-current assets	(78,549)	842
Accounts payable	15,139	15,996
Accrued liabilities	34,204	55,279
Operating lease liabilities	(14,465)	18,116
Other long-term liabilities	201	(833)
Deferred revenue	(12,731)	10,907
Net cash provided by operating activities	253,508	101,147
Cash flows from investing activities:
Purchases of property and equipment	(28,020)	(76,012)
Acquisitions of businesses, net of cash acquired	(136,778)	—
Proceeds from escrows associated with acquisition	—	1,058
Net cash used in investing activities	(164,798)	(74,954)
Cash flows from financing activities:
Proceeds from equity issued under at-the-market offerings, net of issuance costs	989,615	497,242
Proceeds from borrowings, net of issuance costs	—	69,325
Repayments of borrowings	(3,750)	(73,075)
Proceeds from equity issued under incentive plans	13,433	11,206
Net cash provided by financing activities	999,298	504,698
Net increase in cash, cash equivalents and restricted cash	1,088,008	530,891
Cash, cash equivalents and restricted cash —beginning of period	1,093,249	517,333
Cash, cash equivalents and restricted cash —end of period	$2,181,257	$1,048,224
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	2,179,745	1,047,478
Restricted cash, current	—	746
Restricted cash, non-current	1,512	—
Cash, cash equivalents and restricted cash —end of period	$2,181,257	$1,048,224

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,932	$2,798
Cash paid for income taxes	$956	$624
Supplemental disclosures of noncash investing and financing activities:
Non-cash consideration for business combination	$15,200	$—
Services to be received as part of a business combination	$6,300	$—
Unpaid portion of property and equipment purchases	$3,310	$4,966
Unpaid portion of acquisition-related expenses	$43	$—
Unpaid portion of at-the-market issuance costs	$—	$11

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Organization and Description of Business

Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company’s TV streaming platform allows users to easily discover and access a wide variety of movies and TV episodes, as well as live sports, music, news and more. The Company operates in two reportable segments and generates platform revenue from advertising, content distribution, media and entertainment promotional spending and billing services, and player revenue from the sale of streaming players and audio products.

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

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year or any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2021, two financial institutions managed 33% and 28%, respectively, of the Company’s cash and cash equivalents balance. As of December 31, 2020, two financial institutions managed 46% and 26%, respectively, of the Company’s cash and cash equivalents balance.

Accounts Receivable, net

Accounts receivable are typically unsecured and are derived from revenue earned from customers. They are stated at invoice value less estimated allowances for sales returns, sales incentives, doubtful accounts and other miscellaneous allowances. The Company performs ongoing credit evaluations of its customers to determine allowances for potential credit losses and doubtful accounts. The Company considers historical experience, ongoing promotional activities, historical claim rate and other factors to determine the allowances for sales returns and sales incentives.

Allowance for Sales Returns: Allowance for sales returns consists of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning balance	$(4,515)	$(5,412)	$(5,912)	$(6,550)
Charged to revenue	(3,082)	(2,313)	(10,133)	(8,998)
Utilization of sales return reserve	3,554	3,402	12,002	11,225
Ending balance	$(4,043)	$(4,323)	$(4,043)	$(4,323)

Allowance for Sales Incentives: Allowance for sales incentives consists of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning balance	$(16,640)	$(8,962)	$(30,838)	$(19,476)
Charged to revenue	(17,379)	(10,470)	(44,953)	(28,127)
Utilization of sales incentive reserve	14,184	11,366	55,956	39,537
Ending balance	$(19,835)	$(8,066)	$(19,835)	$(8,066)

Allowance for Doubtful Accounts: Allowance for doubtful accounts consists of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning balance	$(3,082)	$(4,403)	$(4,181)	$(1,140)
Impact of adoption of ASU 2016-13	—	—	—	(1,066)
Adjusted beginning balance	(3,082)	(4,403)	(4,181)	(2,206)
Provision for (recoveries of) doubtful accounts	381	(131)	1,480	(3,097)
Adjustments for recovery and write-off	1,119	10	1,119	779
Ending balance	$(1,582)	$(4,524)	$(1,582)	$(4,524)

The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of September 30, 2021. Customer H accounted for 11% of the accounts receivable, net balance as of December 31, 2020.

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

3. REVENUE

The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 15.

The contract balances include the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Accounts receivable, net	$595,911	$523,852
Contract assets (included in Prepaid expenses and other current assets)	47,673	7,431

Deferred revenue, current portion	$45,559	$55,465
Deferred revenue, non-current portion	23,420	21,283
Total deferred revenue	$68,979	$76,748

Accounts receivable are recorded at the amount invoiced, net of an allowance for doubtful accounts, sales returns, and sales incentives. Payment terms can vary by customer and contract.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are generally current in nature. Contract assets increased by approximately $40.2 million during the nine months ended September 30, 2021 primarily due to an increase in the growth of overall platform revenue combined with the timing of billing which falls into a subsequent period.

Contract liabilities are included in deferred revenue and reflect consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue decreased by approximately $7.8 million during the nine months ended September 30, 2021 due to the timing of fulfillment of performance obligations related to platform revenue contracts.

Revenue recognized during the three and nine months ended September 30, 2021, from amounts included in deferred revenue as of December 31, 2020, was $9.3 million and $49.0 million, respectively. Revenue recognized during the three and nine months ended September 30, 2020, from amounts included in deferred revenue as of December 31, 2019, was $7.9 million and $36.6 million, respectively.

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $1,218.2 million as of September 30, 2021 of which we expect to recognize approximately 38% over the next 12 months and the remainder thereafter.

The Company recognized revenue of $4.5 million and $29.3 million during the three and nine months ended September 30, 2021, respectively, and revenue of $13.6 million and $11.5 million during the three and nine months ended September 30, 2020, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.

Customers accounting for 10% or more of the Company’s net revenue were as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Customer C	*	11%	*	12%
Customer H	*	11%	*	10%

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

The total preliminary purchase consideration for Nielsen’s AVA business was $47.4 million, which consisted of (i) $38.5 million paid in cash and (ii) $15.2 million of noncash consideration related to obligations to deliver services to Nielsen, offset by (iii) $6.3 million of services to be received from Nielsen. The obligations to deliver services to Nielsen were recorded at fair value using the incremental cash flow method. The services to be delivered to Nielsen are recognized within Other income (expense), net in the condensed consolidated statements of operations over the six year service period. The services to be received from Nielsen represent contract terms that the Company entered into for future goods and services that were recorded at fair value using the incremental cash flow method. These services are recognized as Cost of revenue, platform in the condensed consolidated statements of operations over the six year service period.

In addition, there are earn-out conditions in the ASPA which may trigger an additional payment to Nielsen. As of September 30, 2021, no contingent consideration conditions have been triggered. The Company incurred $3.9 million in acquisition-related expenses and has recorded them in General and administrative expenses in the condensed consolidated statements of operations.

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

The excess of the total consideration over the tangible assets, intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to expected synergies in our advertising offerings and cross-selling opportunities. The majority of the goodwill recorded is deductible for tax purposes.

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

The preliminary valuation of the intangible assets acquired from Nielsen’s AVA business along with their estimated useful lives, is as follows (in thousands, except years):

	Estimated Fair Value	Estimated Weighted-Average Useful Lives (in years)
Developed technology	$14,200	5.9
IPR&D technology	8,500	—
Estimated fair value of acquired intangible assets	$22,700	5.9

The operations of Nielsen’s AVA business are included in the Company’s operating results beginning on the date of acquisition. The revenue, cost of revenue and gross profit recorded by the Company in its condensed consolidated statement of operations from the acquisition date to September 30, 2021 are not material.

This Old House

On March 19, 2021, the Company acquired all outstanding shares of TOH Intermediate Holdings, LLC (“This Old House”), a home improvement media business, according to the terms and conditions of the Equity Purchase Agreement. The Company acquired the This Old House business because the Company believes the content aligns with The Roku Channel’s ad-supported growth strategy.

The total purchase consideration for This Old House was $97.8 million, paid entirely in cash. The Company incurred $2.4 million in acquisition-related expenses and has recorded them in General and administrative expenses in the condensed consolidated statements of operations.

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed, reflecting measurement period adjustments through September 30, 2021, is based on estimated fair values and is as follows (in thousands):

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

Other non-current assets include $22.5 million of content assets acquired. The fair value of the content assets has been estimated using the income approach. Amortization expense related to the content assets is recorded on an accelerated basis according to the pattern of monetization.

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

The operations of This Old House were included in the Company’s operating results beginning on the date of acquisition. The Company recorded revenue of $13.5 million, cost of revenue, platform, of $7.3 million and gross profit of $6.2 million in its condensed consolidated statement of operations from the acquisition date to September 30, 2021.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Company’s platform segment.

The following table reflects the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2020	$73,058
Additions:
This Old House acquisition	46,671
Nielsen AVA business acquisition	22,055
Other immaterial acquisitions	5,000
Balance as of September 30, 2021	$146,784

Intangible Assets

The following table is the summary of the Company’s intangible assets (in thousands, except years):

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$76,567	$(22,596)	$53,971	5.9
IPR&D technology	8,500	—	8,500	—
Customer relationships	14,100	(6,514)	7,586	4.0
Tradename	20,400	(1,466)	18,934	9.8
Patents	4,076	(533)	3,543	14.0
Intangible assets	$123,643	$(31,109)	$92,534	6.7

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$62,367	$(13,439)	$48,928	5.9
Customer relationships	13,400	(3,908)	9,492	4.0
Tradename	400	(400)	—	0.5
Patents	4,076	(315)	3,761	14.0
Intangible assets	$80,243	$(18,062)	$62,181	6.0

The Company recorded expenses of $4.7 million and $3.6 million for amortization of intangible assets during the three months ended September 30, 2021 and 2020, respectively. The Company recorded expenses of $13.0 million and $10.9 million for amortization of intangible assets during the nine months ended September 30, 2021 and 2020, respectively. During the three and nine months ended September 30, 2021 and 2020, the Company recorded amortization of developed technology in Cost of revenue, platform, Cost of revenue, player and Research and development expenses. The Company recorded amortization of customer relationships and tradenames in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2021, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2021 (remaining 3 months)	$4,588
2022	18,302
2023	17,600
2024	14,808
2025	13,104
Thereafter	15,632
Total	$84,034

6. Balance sheet components

Accounts Receivable, net: Accounts receivable, net consists of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Gross accounts receivable	$621,542	$565,088
Allowance for sales returns	(4,043)	(5,912)
Allowance for sales incentives	(19,835)	(30,838)
Allowance for doubtful accounts	(1,582)	(4,181)
Other allowances	(171)	(305)
Total allowances	(25,631)	(41,236)
Total accounts receivable, net of allowances	$595,911	$523,852

Property and Equipment, net: Property and equipment, net consists of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Computers and equipment	$36,825	$30,859
Leasehold improvements	170,771	144,013
Website and internal-use software	7,274	6,744
Office equipment and furniture	19,886	19,661
Total property and equipment	234,756	201,277
Accumulated depreciation and amortization	(64,150)	(46,080)
Property and equipment, net	$170,606	$155,197

Depreciation and amortization expense, for property and equipment assets, for the three months ended September 30, 2021 and 2020 was $6.2 million and $5.8 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the nine months ended September 30, 2021 and 2020 was $18.3 million and $15.6 million, respectively.

Accrued Liabilities: Accrued liabilities consists of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Payments due to content publishers	$155,175	$106,576
Accrued cost of revenue	101,952	98,285
Marketing, retail and merchandising costs	32,681	43,645
Operating lease liability, current	34,723	35,647
Content liability, current	52,536	6,165
Accrued payroll and related expenses	32,523	15,675
Other accrued expenses	72,467	41,675
Total accrued liabilities	$482,057	$347,668

Deferred Revenue: Deferred revenue consists of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Platform, current	$22,140	$27,587
Player, current	23,419	27,878
Total deferred revenue, current	45,559	55,465
Platform, non-current	10,175	9,909
Player, non-current	13,245	11,374
Total deferred revenue, non-current	23,420	21,283
Total deferred revenue	$68,979	$76,748

7. Content Assets

The Company classifies its content assets as Other non-current assets. The Company records amortization expense for licensed content based on the pattern of monetization of such content which is primarily straight-line. The Company amortizes produced content over the applicable content life cycle based upon the ratio of current period revenue to the estimated total gross revenue to be earned. Licensed and produced content assets are primarily monetized together as a unit, referred to as a film group. The film group is evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The Company reviews various qualitative factors and indicators to assess whether the group asset is impaired.

Content assets, net consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Licensed content, net	$145,021	$7,907

Produced content, net
Released, less amortization	19,963	—
Completed, not released	2,422	—
In production	1,890	—
	24,275	—

Total licensed and produced content, net	$169,296	$7,907

On January 8, 2021, the Company entered into an agreement with the mobile-first video distribution service known as Quibi to acquire certain content rights. The transaction was accounted for as an asset acquisition. As discussed in Note 4, the Company also acquired content assets as part of the This Old House acquisition. The increase of $161.4 million in content assets during the nine months ended September 30, 2021 includes content assets acquired from Quibi and This Old House as well as licensed programming content from various other content providers.

Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statement of operations and is reflected in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Licensed content	$23,454	$4,949	$48,925	$17,131
Produced content	5,034	—	7,655	—
Total amortization costs	$28,488	$4,949	$56,580	$17,131

8. FAIR VALUE

The Company’s financial assets measured at fair value are as follows (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Fair Value	Level 1	Fair Value	Level 1
Assets:
Cash and cash equivalents:
Cash	$1,736,948	$1,736,948	$1,021,022	$1,021,022
Money market funds	442,797	442,797	71,793	71,793
Restricted cash, current	—	—	434	434
Restricted cash, non-current	1,512	1,512	—	—
Total assets measured and recorded at fair value	$2,181,257	$2,181,257	$1,093,249	$1,093,249

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

Financial assets and liabilities measured using Level 1 inputs include cash equivalents including restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $442.8 million and $71.8 million as cash equivalents as of September 30, 2021 and December 31, 2020, respectively, using Level 1 inputs.

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

The Company did not have Level 2 instruments on September 30, 2021 and December 31, 2020.

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company did not have Level 3 instruments on September 30, 2021 and December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Non-financial assets such as goodwill, intangible assets, property, plant, and equipment, operating lease right-of-use (“ROU”) assets and content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Impairment charges for the three and nine months ended September 30, 2021 and for the year ended December 31, 2020 were not material.
9. LEASES

The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from one to ten years and may include options to extend or terminate the lease. The depreciable life of ROU assets is limited by the expected lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost(1)	$11,291	$10,126	$32,938	$32,034
Variable lease cost	3,555	2,904	11,048	8,433
Net operating lease cost	$14,846	$13,030	$43,986	$40,467

(1) Operating lease cost is presented net of sublease income. Sublease income for the three and nine months ended September 30, 2021 and September 30, 2020, respectively, was not material.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,663	$6,320	$39,642	$21,504
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$55,350	$3,690	$101,886	$6,461

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$346,691	$266,197

Operating lease liability, current (included in accrued liabilities)	$34,723	$35,647
Operating lease liability, non-current	394,515	307,936
Total operating lease liability	$429,238	$343,583

Weighted-average remaining lease term:
Operating leases (in years)	8.68	9.05
Weighted-average discount rate:
Operating leases	4.04%	4.60%

Future lease payments under operating leases as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (remaining 3 months)	$12,072
2022	50,364
2023	61,421
2024	60,168
2025	59,897
Thereafter	278,027
Total future lease payments	521,949
Less: imputed interest	(83,069)
Less: expected tenant improvement allowance	(9,642)
Total	$429,238

As of September 30, 2021, the Company’s commitment relating to operating leases that have not yet commenced was $14.6 million. These operating leases will commence in fiscal years 2021 and 2022 with lease terms of approximately two to five years.

10. DEBT

The Company’s outstanding debt as of September 30, 2021 and December 31, 2020 is as follows (in thousands, except interest rates):

	As of
	September 30, 2021		December 31, 2020
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$91,250	2.02%	$95,000	2.03%
Less: Debt issuance costs	(163)		(258)
Net carrying amount of debt	$91,087		$94,742

The carrying amount of debt approximates fair value due to its variable interest rates.

Interest expense, associated with the Term Loan A Facility (as defined below), for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.6 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $1.6 million and $2.0 million, respectively.

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019, the Company entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (as amended on May 3, 2019, the “Credit Agreement”), which provides for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility subject to certain conditions. See Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details regarding the Credit Agreement.

On November 18, 2019, the Company borrowed an aggregate principal amount of $100.0 million from the Term Loan A Facility. The Company elected an interest rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on the Company’s secured leverage ratio.

The Company had outstanding letters of credit against the Revolving Credit Facility of $30.8 million as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, the Company was in compliance with all of the covenants of the Credit Agreement.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

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

Common Stock Reserved for Future Issuance

As of September 30, 2021, the Company had reserved shares of common stock for issuance as follows (in thousands):

As of September 30, 2021
Common stock awards granted under equity incentive plans	10,397
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan(1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	27,056
Total reserved shares of common stock	42,542

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

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activities for the nine months ended September 30, 2021 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2020	4,355	$92.91
Awarded	790	365.21
Released	(1,243)	78.20
Forfeited	(278)	120.84
Balance as of September 30, 2021	3,624	$155.14

As of September 30, 2021, the Company had $476.7 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.12 years.

Stock Options

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2021 (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	8,733	$26.19	5.7
Granted	318	356.94	—
Exercised	(2,272)	5.91	—
Forfeited and expired	(6)	16.86	—
Balance as of September 30, 2021	6,773	$48.54	5.8	$1,807,297

Options exercisable as of September 30, 2021	4,950	$12.36	4.9	$1,490,537

As of September 30, 2021, the Company had $75.9 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.10 years.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Generally, stock options granted to employees under the 2008 Plan vest 25% after one year and then 1/48th monthly thereafter and have a term of ten years. Stock options granted to employees under the 2017 Plan generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over 4 years. For the three and nine months ended September 30, 2021 and 2020, the amount of stock-based compensation capitalized as part of internal-use software was not material.

The following table shows the total stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of platform revenue	$199	$206	$564	$649
Cost of player revenue	618	362	1,348	1,010
Research and development	20,893	14,873	56,024	41,476
Sales and marketing	16,591	11,572	44,229	31,244
General and administrative	12,095	7,894	31,314	20,969
Total stock-based compensation	$50,396	$34,907	$133,479	$95,348

12. COMMITMENTS AND CONTINGENCIES

Manufacturing Purchase Commitments

The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of September 30, 2021, the Company had $292.2 million of purchase commitments for inventory.

Licensed Content Commitments

The Company enters into contracts with content publishers to acquire content or to buy ad inventory in the future. As of September 30, 2021, the Company had $233.9 million in commitments with content publishers that are non-cancelable. These commitments include both content that is available for streaming and is recognized as liabilities as well as content that is not yet available for streaming or ad inventories not yet purchased. As of September 30, 2021, of the $233.9 million, $43.9 million was included in Accrued liabilities and $40.5 million was included in Other long-term liabilities in the condensed consolidated balance sheet.

In connection with the acquisition of certain content rights during the quarter ended March 31, 2021, the Company assumed liabilities related to certain costs of the development and use of certain assets that had been incurred but not paid at the time assumed. Escrow arrangements were put in place such that selling shareholders will cover such costs. Accordingly, the Company recognized both an indemnification asset and liability of $81.4 million, respectively, as of March 31, 2021. As of September 30, 2021, $69.5 million of both the indemnification asset and liability were released related to payments made for a portion of the liabilities assumed. The remaining indemnification balance as of September 30, 2021 is $11.9 million, with the indemnification asset recorded as part of Prepaid expenses and other current assets and the indemnification liability recorded as part of Accrued liabilities in the condensed consolidated balance sheet.

Letters of Credit

As of September 30, 2021 and December 31, 2020, the Company had irrevocable letters of credit outstanding in the amount of $30.8 million and $30.9 million, respectively, related to facilities leases. The letters of credit have various expiration dates through 2030.

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

13. INCOME TAXES

Income tax benefit was $0.3 million and $4.7 million for the three and nine months ended September 30, 2021, respectively, and was $0.5 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. The income tax benefit for the three and nine months ended September 30, 2021 and 2020, were primarily attributable to non-U.S. tax benefits associated with the Company's non-U.S. operations.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of September 30, 2021, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets with the exception of deferred tax assets related to foreign entities.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income (loss)	$68,935	$12,947	$218,698	$(84,813)
Denominator:
Weighted-average common shares outstanding — basic	133,685	125,687	132,036	122,837
Net income (loss) per share — basic	$0.52	$0.10	$1.66	$(0.69)

Weighted-average common shares outstanding — basic	133,685	125,687	132,036	122,837
Common stock equivalents	8,601	10,982	9,557	—
Weighted-average common shares outstanding — diluted	142,286	136,669	141,593	122,837
Net income (loss) per share — diluted	$0.48	$0.09	$1.54	$(0.69)

Common stock equivalents excluded from the calculation of diluted net income per share or excluded from the calculation of diluted net loss per share because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Restricted stock units and stock options	465	688	465	14,229
Unvested shares of common stock issued upon early exercise of stock options	—	—	—	2
Total	465	688	465	14,231

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

Customers accounting for 10% or more of segment revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Platform segment revenue:
Customer H	10%	16%	11%	15%

Player segment revenue:
Customer A	11%	11%	10%	11%
Customer B	21%	16%	21%	16%
Customer C	33%	39%	36%	41%

Revenue in international markets was less than 10% in each of the periods presented above. Substantially all of the Company’s assets were held in the United States as of September 30, 2021 and December 31, 2020.

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

Overview

We operate in two revenue segments: the platform segment and the player segment. Platform revenue is generated from the sale of digital advertising and related services, subscription and transaction revenue shares, Premium Subscriptions, sale of branded channel buttons on remote controls and licensing arrangements with service operators and TV brands.

Player revenue is generated primarily from the sale of streaming players. We expect to continue to manage the average selling prices (“ASP”) of our streaming players to increase our active accounts. As a result, player revenue may not increase as they have historically. We expect that the tradeoff from player gross profit to grow active accounts will result in increased platform monetization and gross profit.

COVID-19 Update

The widespread global impact from the outbreak and spread of the novel strain of coronavirus referred to as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, continued through the third quarter of 2021. Precautionary measures to slow down the spread of the virus that were put in place by governmental authorities have eased in many locations but continue in other geographies. We continue to have the majority of our workforce work from home to protect the health and safety of our employees, and business travel continues to be curtailed. The COVID-19 pandemic, and the resulting precautionary measures, have caused, and are expected to continue to cause, economic uncertainty both in the United States and globally as well as significant volatility in, and disruption to, financial markets and supply chains. Global supply chain disruptions have resulted in shipping delays and component shortages.

The COVID-19 pandemic has accelerated the shift of TV viewing away from traditional TV to streaming TV. During the three months ended September 30, 2021, we continued to see an increase in the number of active accounts, but the growth rate was slower than in the prior year period, primarily due to global supply chain disruptions that caused an increase in TV prices and a decrease in TV sales. Active accounts increased to 56.4 million as of September 30, 2021, growing 23% year-over-year. Streaming hours increased to $18.0 billion, growing 21% year-over-year and 4% sequentially from the second quarter of 2021.

Our platform revenue continued to perform well, increasing to $582.5 million for the three months ended September 30, 2021, reflecting year-over-year growth of 82%. Our Average Revenue per User (“ARPU”) grew to $40.10, up 49% year-over-year. We believe advertising budgets will continue to shift from traditional TV to streaming TV and that we will benefit from this shift due to our advanced advertising capabilities. Major content publishers have continued to reorganize around streaming and as a result, our content distribution business has benefited as our active accounts growth was accompanied by continued consumer demand for ad-supported viewing, and subscription services. While we have experienced an increase in TV streaming during the COVID-19 pandemic and our business generally has benefited, there can be no assurance that these patterns will continue throughout the remainder of 2021 and into 2022. With our exceptional performance during the second half of 2020, some of our year-over-year comparisons in 2021 have been and may continue to be volatile.

We have largely been able to maintain an inventory of our players, audio products and accessories in stock at retailers and online stores throughout the COVID-19 pandemic. Player unit sales were down year-over-year in the third quarter of 2021, due to what we believe was a demand spike in the third quarter of 2020 due to the COVID-19 pandemic. However, like many manufacturers, we have been negatively affected by the constraints in the global supply chain, which have resulted in shortages of certain components as well as shipping constraints. It is difficult to predict the duration and magnitude of these factors on the player segment moving forward.

In 2020, we closely monitored and decreased our operating expenses to mitigate the uncertainties caused by the COVID-19 pandemic. We now are making, and expect to continue to make, sequential increases in operating expenses to support our growth and extend our competitive advantages. This is expected to have an impact on our results of operations.

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

Our gross profit was $363.9 million and $1,029.0 million for the three and nine months ended September 30, 2021, respectively, and $214.8 million and $502.8 million for the three and nine months ended September 30, 2020, respectively.

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

We had 56.4 million and 46.0 million active accounts as of September 30, 2021 and 2020, respectively.

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

We streamed 18.0 billion and 14.8 billion hours during the three months ended September 30, 2021 and 2020, respectively.

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

ARPU was $40.10 as of September 30, 2021 as compared to $27.00 as of September 30, 2020.

Components of Results of Operations

Revenue

Platform Revenue

We generate platform revenue from digital advertising sales and related services, subscription and transaction revenue sharing arrangements with partners, the sale of Premium Subscription services, sales of branded channel buttons on remote controls and licensing arrangements with service operators. Our ad inventory includes The Roku Channel, native display ads on our home screen and screen saver as well as ad inventory we obtain through our content distribution agreements with publishers. To supplement supply, we re-sell video inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party inventory on a revenue share basis. To date, we have generated most of our platform revenue in the United States.

Player Revenue

We generate player revenue primarily from the sale of streaming players through consumer retail distribution channels, including major brick and mortar retailers, such as Best Buy and Walmart, and online retailers, including Amazon. We generate most of our player revenue in the United States. In our international markets, we primarily sell our players through wholesale distributors which, in turn, re-sell to retailers. We currently distribute our players in various countries in North America, South America and Europe.

Player revenue also includes the sale of our audio products, including wireless speakers, smart soundbars and wireless subwoofers.

Cost of Revenue

Cost of Platform Revenue

Cost of platform revenue primarily consists of costs associated with acquiring advertising inventory and content acquisition costs, both licensed and produced. Cost of platform revenue also includes other costs such as payment processing fees, allocated expenses associated with the delivery of our services including, salaries, benefits and stock-based compensation for our partner and customer support teams, third-party cloud services and amortization of acquired developed technology.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions and stock-based compensation for our employees engaged in sales and sales support, marketing, communications, data science and analytics, business development, product management and partner and customer support functions. Sales and marketing expenses also include marketing, retail and merchandising costs and allocated facilities and overhead expenses. We expect sales and marketing expenses to increase in absolute dollars in future periods as we focus on growing active accounts, platform and player revenue, and expanding our business internationally.

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

Other Income (Expense), Net

For the three and nine months ended September 30, 2021 and 2020, other income (expense), net consists of interest income on cash and cash equivalents, income recognized related to noncash consideration associated with the delivery of services as part of a strategic commercial arrangement, interest expense that includes interest on our debt and amortization of deferred debt costs, foreign currency re-measurement and transaction gains and losses.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Revenue:
Platform	86%	71%	83%	71%
Player	14%	29%	17%	29%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	30%	28%	29%	29%
Player	16%	24%	17%	25%
Total cost of revenue	46%	52%	46%	55%
Gross Profit (Loss):
Platform	56%	43%	54%	41%
Player	(2)%	5%	(—)%	3%
Total gross profit	54%	48%	54%	45%
Operating Expenses:
Research and development	18%	20%	18%	23%
Sales and marketing	16%	16%	14%	18%
General and administrative	10%	10%	10%	11%
Total operating expenses	44%	46%	42%	52%
Income (Loss) from Operations	10%	2%	12%	(7)%
Other Income (Expense), Net:
Interest expense	—%	—%	—%	(1)%
Other income (expense), net	—%	—%	—%	—%
Total other income (expense), net	—%	—%	—%	(1)%
Income (Loss) Before Income Taxes	10%	2%	12%	(8)%
Income tax (benefit) expense	—%	—%	—%	—%
Net Income (Loss)	10%	2%	12%	(8)%

Comparison of Three and Nine Months Ended September 30, 2021 and September 30, 2020

Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Change $	Change %	September 30, 2021	September 30, 2020	Change $	Change %
(in thousands, except percentages)
Platform	$582,514	$319,231	$263,283	82%	$1,581,343	$796,565	$784,778	99%
Player	97,439	132,432	(34,993)	(26)%	317,912	331,937	(14,025)	(4)%
Total net revenue	$679,953	$451,663	$228,290	51%	$1,899,255	$1,128,502	$770,753	68%

Platform

Platform revenue increased by $263.3 million, or 82%, and $784.8 million, or 99%, during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively. The increases are primarily attributable to higher advertising revenue and higher content distribution and related transactional revenue, including from Premium Subscriptions.

Player

Player revenue decreased by $35.0 million, or 26%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the volume of streaming players sold offset by increased revenue from the sale of audio products and accessories. During the three months ended September 30, 2021, the volume of streaming players sold decreased 26% and the average selling price of players decreased 7% as compared to the three months ended September 30, 2020. The decrease in the volume of players sold is due to the slowdown in growth in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 when the growth was aided by the COVID-19 pandemic. The decrease in the average selling price is due to higher promotions during the period as compared to three months ended September 30, 2020 where the volume was aided by the COVID-19 pandemic and required fewer promotions.

Player revenue decreased by $14.0 million, or 4%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the volume of streaming players sold offset by increased revenue from the sale of audio products and accessories. During the nine months ended September 30, 2021, the volume of streaming players sold decreased 7% and the average selling price of players decreased 4% as compared to the nine months ended September 30, 2020. The decrease in volume as well as average selling price is due to the slowdown in growth in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 when the growth was aided by the COVID-19 pandemic.

Cost of Revenue and Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Change $	Change %	September 30, 2021	September 30, 2020	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$203,989	$124,568	$79,421	64%	$545,907	$332,828	$213,079	64%
Player	112,045	112,271	(226)	(0)%	324,392	292,913	31,479	11%
Total cost of revenue	$316,034	$236,839	$79,195	33%	$870,299	$625,741	$244,558	39%
Gross profit (loss):
Platform	$378,525	$194,663	$183,862	94%	$1,035,436	$463,737	$571,699	123%
Player	(14,606)	20,161	(34,767)	(172)%	(6,480)	39,024	(45,504)	(117)%
Total gross profit	$363,919	$214,824	$149,095	69%	$1,028,956	$502,761	$526,195	105%

Platform

The cost of platform revenue increased by $79.4 million, or 64%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase is primarily driven by higher advertising inventory costs, higher content acquisition costs, including Premium Subscription costs, and credit card processing fees totaling $74.0 million, and an increase in operational overhead costs of $4.8 million mainly driven by higher cloud services costs for supporting the platform and higher personnel costs.

The cost of platform revenue increased by $213.1 million, or 64%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase is primarily driven by higher advertising inventory costs, higher content acquisition costs, including Premium Subscription costs, and credit card processing fees totaling $204.4 million, and an increase in operational overhead costs of $8.4 million mainly driven by higher cloud services costs for supporting the platform and higher personnel costs.

Gross profit for platform revenue increased by $183.9 million, or 94%, and $571.7 million, or 123%, during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively, primarily driven by the overall growth in our platform revenue.

Player

The cost of player revenue decreased by $0.2 million, or 0.2%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease is primarily due to lower product costs of $9.8 million due to lower volume of players sold, offset by an increase in inventory reserves of $4.6 million, an increase in freight costs of $3.4 million and an increase in overhead costs like cloud services, outsourced consulting services and personnel costs totaling to $2.7 million.

The cost of player revenue increased by $31.5 million, or 11%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase is primarily due to higher product costs of $12.1 million, an increase in inventory reserves of $11.7 million, an increase overhead costs like cloud services, outsourced consulting services and personnel costs totaling to $6.5 million, an increase in freight costs of $3.4 million, and higher royalty expenses of $1.7 million offset by a reduction in other manufacturing related costs of $3.2 million.

Gross profit for player revenue decreased by $34.8 million, or 172%, and $45.5 million, or 117%, during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively, driven primarily by higher direct manufacturing costs for player products and accessories as a result of disruptions in the global supply chain combined with reduced player revenue in 2021 as compared to 2020.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Change $	Change %	September 30, 2021	September 30, 2020	Change $	Change %
(in thousands, except percentages)
Research and development	$120,307	$88,388	$31,919	36%	$335,164	$261,053	$74,111	28%
Sales and marketing	109,700	70,956	38,744	55%	292,251	203,368	88,883	44%
General and administrative	65,066	43,510	21,556	50%	187,805	123,744	64,061	52%
Total operating expenses	$295,073	$202,854	$92,219	45%	$815,220	$588,165	$227,055	39%

Research and Development

Research and development expenses increased by $31.9 million, or 36%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase is primarily due to increases in personnel-related costs of $26.3 million as a result of increased engineering headcount and related stock-based compensation and higher professional service and consulting fees of $10.8 million offset by lower overhead costs, primarily consisting of cloud services and outsourced services of $6.2 million.

Research and development expenses increased by $74.1 million, or 28%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase is primarily due to increases in personnel-related costs of $60.5 million as a result of increased engineering headcount and related stock-based compensation and higher professional service and consulting fees of $25.3 million offset by lower overhead costs, primarily consisting of cloud services and outsourced services costs of $11.6 million.

Sales and Marketing

Sales and marketing expenses increased by $38.7 million, or 55%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase is primarily due to increases in personnel-related costs of $23.8 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing and business analytics to support efforts to grow our business. Sales and marketing expenses also include an increase of $8.7 million mainly due to increases in marketing, retail and merchandising costs, an increase in facilities costs of $2.5 million due to expansion of office spaces and an increase of $2.5 million in professional service and consulting fees.

Sales and marketing expenses increased by $88.9 million, or 44%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase is primarily due to increases in personnel-related costs of $56.9 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing and business analytics to support efforts to grow our business. Sales and marketing expenses also include an increase of $23.2 million mainly due to increases in marketing, retail and merchandising costs, an increase in facilities costs of $4.6 million due to expansion of office spaces and an increase of $4.2 million in professional service and consulting fees.

General and Administrative

General and administrative expenses increased by $21.6 million, or 50%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase is primarily due to increases in personnel-related costs of $12.8 million related to increased headcount and related stock-based compensation and an increase of $6.8 million related to higher legal, consulting and professional service fees.

General and administrative expenses increased by $64.1 million, or 52%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase is primarily due to increases in personnel-related costs of $37.0 million related to increased headcount and related stock-based compensation and an increase of $25.6 million related to higher legal, consulting and professional service fees.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Change $	Change %	September 30, 2021	September 30, 2020	Change $	Change %
(in thousands, except percentages)
Interest expense	$(743)	$(773)	$30	(4)%	$(2,231)	$(2,670)	$439	(16)%
Other income (expense), net	500	1,202	(702)	(58)%	2,461	3,020	(559)	(19)%
Total other income (expense), net	$(243)	$429	$(672)	(157)%	$230	$350	$(120)	(34)%

Total other income (expense), net, decreased by $0.7 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily driven by foreign exchange losses of $1.4 million offset by an increase in other income recognized related to noncash consideration associated with the delivery of services for a strategic commercial arrangement of $0.4 million and an increase in interest income of $0.3 million.

Total other income (expense), net, decreased by $0.1 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily driven by lower interest income of $1.7 million from a significant drop in interest rates, which impacted our investment yields. This was offset by $0.7 million of other income recognized related to noncash consideration associated with the delivery of services for a strategic commercial arrangement, and decreased interest expense of $0.4 million.

Income Tax (Benefit) Expense

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Change $	Change %	September 30, 2021	September 30, 2020	Change $	Change %
(in thousands, except percentages)
Income tax benefit	$(332)	$(548)	$216	(39)%	$(4,732)	$(241)	$(4,491)	1863%

Income tax benefit decreased by $0.2 million and increased by $4.5 million during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively, and was driven primarily by stock-based compensation excess tax benefits, increased losses in a foreign jurisdiction with no valuation allowance, and a tax rate change in a foreign jurisdiction.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $2,179.7 million. Approximately 1% of our cash was held outside the United States in accounts held by our foreign subsidiaries which are used to fund foreign operations.

Our primary sources of cash are receipts from platform and player revenue and proceeds from equity sales including equity issued pursuant to our employee stock option plans. The primary uses of cash are costs of revenue including third party manufacturing costs, costs to acquire advertising inventory, and costs to license and produce content as well as operating expenses including payroll-related expenses, consulting and professional service fees, and facility and marketing expenses. Other uses of cash include purchases of property and equipment and mergers and acquisitions.

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

We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Credit Agreement will be sufficient to meet our working capital requirements for at least the next twelve months. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks and uncertainties, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors and the effects of the COVID-19 pandemic. While the pandemic has not severely impacted our liquidity and capital resources to date, it has contributed to disruption and volatility in local economies and in capital and credit markets which could adversely affect our liquidity and capital resources in the future.

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

Senior Secured Term Loan A and Revolving Credit Facilities

On February 19, 2019, we entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (as amended on May 3, 2019, the “Credit Agreement”), which provides for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility subject to certain conditions.

For our current borrowings, we have elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio. The borrowings under the facility mature or have to repaid in full by February 2023. Our obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default. As of September 30, 2021, we were in compliance with all of the covenants of the Credit Agreement. See Note 10 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our Annual Report for additional details regarding the Credit Agreement.

We had outstanding letters of credit of $30.8 million as of September 30, 2021 and December 31, 2020 against the Revolving Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$253,508	$101,147
Cash flows used in investing activities	(164,798)	(74,954)
Cash flows provided by financing activities	999,298	504,698

Operating Activities

Our operating activities provided cash of $253.5 million for the nine months ended September 30, 2021. Our net income of $218.7 million for the nine months ended September 30, 2021 was adjusted by noncash charges of $241.2 million comprised mainly of stock-based compensation, amortization of content assets, depreciation and amortization on property and equipment and intangible assets, and amortization of right-of-use assets. The changes in our operating assets and liabilities used cash of $206.4 million mainly from an increase in content assets, an increase in contract assets from revenue recognized from customers, an increase in inventory balances, a decrease in operating lease liabilities, and a decrease in deferred revenue offset by inflows from an increase in accounts payable and accrued liabilities. These changes are mainly due to an overall growth in the business combined with the timing of receipts from customers and payments to vendors.

Investing Activities

Our investing activities for the nine months ended September 30, 2021 included cash outflows of $164.8 million comprised of $136.8 million for the acquisition of businesses, mainly the Nielsen AVA business and This Old House, and $28.0 million for purchases of property and equipment and expenditures on leasehold improvements.

Financing Activities

Our financing activities provided cash of $999.3 million for the nine months ended September 30, 2021. The cash was received mainly from proceeds from an at-the-market offering of $989.6 million, net of issuance costs and proceeds from the exercise of employee stock options of $13.4 million. These inflows were offset by $3.8 million of repayments made on borrowings.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Contractual Obligations

Our future minimum payments under our noncancelable contractual obligations are as follows as of September 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Term Loan A Facility(1)	$91,250	$8,750	$82,500	$—	$—
Purchase commitments(2)	292,181	292,181	—	—	—
Operating lease obligations(3)	521,949	49,543	119,594	119,393	233,419
Other obligations(4)	233,944	131,515	70,282	26,481	5,666
Total	$1,139,324	$481,989	$272,376	$145,874	$239,085
(1)

Represents the principal amount of the Term Loan A Facility. For additional information regarding the terms of the debt and interest payable, see Note 10 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

(2)	Represents commitments to purchase finished goods from our contract manufacturers and other inventory-related items.
(3)	Represents future minimum lease payments under operating leases.
(4)	Represents contractual commitments with content publishers to acquire content or buy ad inventory.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents, and interest expense on the Credit Agreement. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of September 30, 2021, borrowings under the Term Loan A Facility totaled $91.3 million with an effective interest rate of 2.02%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $0.9 million.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2021 there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2021, except for those risks marked with an asterisk (*).

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

Risks Related to Our Business and Industry

•	the highly competitive nature of the TV streaming industry that is rapidly evolving;
•	our ability to monetize our streaming platform;
•	our ability to attract advertisers and advertising agencies to our demand-side advertising platform;
•	our ability to develop relationships with TV brands and service operators;
•	our ability to establish and maintain relationships with important content publishers;
•	popular or new content publishers not publishing their content on our streaming platform;
•	maintaining an adequate supply of quality video ad inventory on our platform and selling the available supply;
•	content publishers electing not to participate in platform features that we develop;
•	irrelevant or unengaging advertising, marketing campaigns or other promotional advertising on our platform;
•	our ability to attract users to and generate revenue from The Roku Channel;
•	users signing up for offerings and services outside of our platform;
•	the evolution of our industry and the impact of many factors that are outside of our control;
•	changes in consumer viewing habits;
•	our and our Roku TV brand partners’ reliance on retail sales channels to sell products;
•	our ability to build a strong brand and maintain customer satisfaction and loyalty;
•	advertiser and/or advertising agency delayed payment or failure to pay;
•	maintaining adequate customer support levels;
•	our ability to manage streaming device and other product introductions and transitions;
•	our and our Roku TV brand partners’ reliance on contract manufacturers and limited manufacturing capabilities;
•	our ability to forecast manufacturing requirements and manage our supply chain and inventory levels;
•	decreased availability or increased costs for materials and components used in the manufacturing of our players and Roku TV models;
•	our ability to obtain key components from sole source suppliers;
•	interoperability of our streaming devices with content publishers’ offerings, technologies and systems;
•	detecting hardware errors or software bugs in our products before they are released to users;

•	component manufacturing, design or other defects that render our devices permanently inoperable;
•	our ability to obtain necessary or desirable third-party technology licenses;

Risks Related to Operating and Growing Our Business

•	our history of operating losses;
•	volatility of our quarterly operating results that could cause our stock price to decline;
•	our ability to manage our growth;
•	our ability to successfully expand our international operations;
•	seasonality of our business and its impact on our revenue and gross profit;
•	attracting and retaining key personnel and managing succession;
•	maintaining systems that can support our growth, business arrangements and financial rules;
•	our ability to successfully complete acquisitions and investments and integrate acquired businesses;
•	our ability to comply with the terms of our outstanding credit facility;
•	our ability to secure funds to meet our financial obligations and support our planned business growth;

Risks Related to Cybersecurity, Reliability and Data Privacy

•	significant disruptions of information technology systems or data security breaches;
•	legal obligations and potential liability related to our users’ personal information;
•	our actual or perceived failure to adequately protect personal and confidential information;
•	disruptions in computer systems or other services that result in a degradation of our platform;
•	changes in how network operators manage data that travel across their networks;

Risks Related to Intellectual Property

•	litigation resulting in the loss of important intellectual property rights;
•	failure or inability to protect or enforce our intellectual property or proprietary rights;
•	our use of open source software;
•	our agreements to indemnify certain of our partners if our technology is alleged to infringe on third-parties’ intellectual property rights;

Risks Related to Macroeconomic Conditions

•	the current and future impact of the COVID-19 pandemic and supply chain distributions on our business;
•	natural disasters or other catastrophic events;

Legal and Regulatory Risks

•	enactment of or changes to government regulation or laws related to our business;
•	changes in general economic conditions, geopolitical conditions, and/or U.S. or foreign trade and sanctions policies that impact our business;
•	U.S. or international rules (or absence of rules) that permit ISPs to degrade users’ internet service speeds or limit internet data consumption by users;
•	changes to current or future laws, regulations or government actions that impact our partners;
•	liability for content that is distributed through or advertising that is served through our platform;
•	our ability to maintain effective internal controls over financial reporting;
•	the impact of changes in accounting principles;
•	compliance with laws and regulations related to the collection of indirect taxes and payment of income tax;
•	changes to U.S. or foreign taxation laws or regulations;
•	regulatory inquiries, investigations and proceedings;

Risks Related to Ownership of Our Class A Common Stock

•	the dual class structure of our Class A common stock;
•	the volatility in the trading price of our Class A common stock;
•	potential dilution or a decline in our stock price caused by future sales or issuance of our capital stock or rights to purchase capital stock;
•	a decline in our stock prices caused by future sales by existing stockholders;
•	dependency on favorable securities and industry analyst reports;
•	the significant legal, accounting and other expenses associated with being a publicly-traded company;
•	the absence of dividends on our Class A or Class B common stock;

•	anti-takeover provisions in our charter; and
•

the limitations resulting from our selection of the Delaware Court of Chancery and the federal district courts of the United States as the exclusive forums for substantially all disputes between us and our stockholders.

Risks Related to Our Business and Industry

TV streaming is highly competitive and many companies, including large technology companies, content owners and aggregators, TV brands and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract and retain users and our business will be harmed.*

TV streaming is highly competitive and global. Our success depends in part on attracting users to and retaining users on, and the effective monetization of, our streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer our users access to the content they love on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers and advertisers. We also must effectively support popular sources of streaming content that are available on our platform, such as Amazon Prime Video, Disney+, Discovery+, HBO Max, Hulu, Paramount+, Peacock, Netflix and YouTube. And we must respond rapidly to actual and anticipated market trends in the TV streaming industry.

Companies such as Amazon, Apple and Google offer TV streaming devices that compete with our streaming players. In addition, Google licenses its Android operating system software for integration into smart TVs and service provider set-top boxes, and Amazon licenses its operating system software for integration into smart TVs and sells Amazon-branded smart TVs. These companies have greater financial resources than we do and can subsidize the cost of their streaming devices in order to promote their other products and services, which could make it harder for us to acquire new users, retain existing users and increase streaming hours. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience. These companies also promote their brands through traditional forms of advertising, such as TV commercials, as well as digital advertising or website product placement, and have greater resources to devote to such efforts than we do.

In addition, many TV brands offer their own TV streaming solutions within their TVs. Other devices, such as game consoles, also incorporate TV streaming functionality.

Similarly, some service operators, such as Comcast, offer TV streaming applications and devices as part of their cable service plans and can leverage their existing consumer bases, installation networks, broadband delivery networks and name recognition to gain traction in the TV streaming market. If consumers of TV streaming content prefer alternative products to our streaming players and our partners' Roku TV models, we may not be able to achieve our expected growth in active accounts, streaming hours, revenue, gross profit or ARPU.

We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit or the failure of our players, Roku TV models or our platform to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming platform, we need to continuously invest in our platform, product development, marketing, service and support and device distribution infrastructure. In addition, evolving TV standards such as 8K, HDR and unknown future developments may require further investments in the development of our players, Roku TV models, and our platform. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which provide them with advantages in developing, marketing or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion, sales and distribution of their products or their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our sales volume, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.

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

Our future growth depends on the acceptance and growth of over-the-top (“OTT”) advertising and OTT advertising platforms.*

We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, including digital and social media platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increasing our advertising inventory and expanding our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and would harm our business.

Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print, and to advertising through digital and social media platforms. The future growth of our business depends on the growth of OTT advertising and on advertisers increasing their spend on advertising on our platform. Although traditional TV advertisers have shown growing interest in OTT advertising, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising, especially if our users no longer stream TV or significantly reduce the amount of TV they stream either as a result of the COVID-19 pandemic coming to an end or for other reasons. In addition, if we are unable to compete with digital and social media platforms to win business from advertisers and agencies who have traditionally advertised on these platforms, such as direct-to-consumer and small or medium-sized businesses, our ability to grow our business may be limited. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

Finally, there is political pressure in some countries to limit OTT advertising or impose local content requirements on OTT services. This pressure has been driven by owners of traditional broadcast television services and could pose a threat to our services.

We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.*

Our business model depends on our ability to generate platform revenue from advertisers and content publishers. We generate platform revenue primarily from advertising and media and entertainment promotional spending campaigns that run across our streaming platform and from content distribution services. As such, we are seeking to expand the number of active accounts and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of streaming hours, however, does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed on our platform. Moreover, streaming hours on our platform are measured whenever a player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away or falls asleep and does not stop or pause the player, then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. Since the first quarter of 2020, all Roku devices include a Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature, which we refer to as “Are you still watching,” periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. We believe that the implementation of this feature across the Roku platform benefits us, our customers, channel partners and advertisers. Some of our leading channel partners, including Netflix, also have similar features within their channels. This Roku OS feature supplements these channel features. This feature has not had and is not expected to have a material impact on our financial performance.

Our ability to deliver more relevant advertisements to our users and to increase our platform’s value to advertisers and content publishers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Users may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements. Content publishers may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular channels to improve the relevancy of advertisements provided to our users. Other channels available on our platform, such as Amazon Prime Video, Apple TV+, Hulu and YouTube, are focused on increasing user engagement and time spent within their channel by allowing users to purchase additional content and streaming services within their channels. In addition, we do not currently monetize content provided on non-certified channels, which are not displayed in our channel store and must be added manually by the user, on our streaming platform. If our users spend most of their time within particular channels where we have limited or no ability to place advertisements or leverage user information, or our users opt out from our ability to collect data for use in providing more relevant advertisements, we may not be able to achieve our expected growth in platform revenue or gross profit. If we are unable to further monetize our streaming platform, our business may be harmed.

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

In 2020, we announced the rebranding of the OneView Ad Platform, a demand-side platform through which advertisers and advertising agencies can programmatically purchase and manage their OTT, desktop and mobile advertising campaigns. OneView leverages the demand-side platform (“DSP”) developed by dataxu, which we acquired in November 2019, and integrates the reach, inventory and capabilities of our proprietary advertising products and services. The market for programmatic OTT ad buying is an emerging market, and our current and potential advertisers and advertising agencies may not shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic OTT ad buying deteriorates or develops more slowly than we expect, advertisers and advertising agencies may not use OneView or we may not attract prospective advertisers or advertising agencies to OneView, and our business could be harmed. In addition, we have limited experience running a DSP, and if OneView does not have the functionality or services expected by advertisers or advertising agencies, we may not be able to attract their advertising spend to OneView, or our existing customers may not maintain or increase their spend on OneView. If we fail to adapt to our rapidly changing industry or to our customers’ evolving needs, advertisers and advertising agencies will not adopt OneView, and our business may be harmed. We also may not be able to compete effectively with more established DSPs or be able to adapt to changes or trends in programmatic OTT advertising, which would harm our ability to grow our advertising revenue and harm our business.

Our growth will depend in part on our ability to develop and expand our relationships with TV brand partners in the United States and international markets and, to a lesser extent, service operators.*

We have developed, and intend to continue to develop and expand, relationships with TV brand partners and, to a lesser extent, service operators in both the United States and international markets. Our licensing arrangements are complex and time-consuming to negotiate and complete. Our current and potential partners include TV brands, cable and satellite companies and telecommunication providers. We continue to invest in the growth and expansion of our Roku TV program both in the United States and international markets. Our licensing program for service operators has historically been primarily focused on international markets and has been decreasing in scale in recent years, as we have shifted the focus of our international growth to the sale of Roku streaming players and Roku TV models.

In the past few years, the sale of Roku TV models by our TV brand partners has materially contributed to our active account growth, to our streaming hours, and to our platform monetization efforts. This growth has primarily been in the United States; however, our Roku TV licensing program has been expanded to certain international markets. We license the Roku OS and our smart TV reference designs to certain TV brand partners to manufacture co-branded smart TVs. We have not received, nor do we expect to receive, license revenue from these arrangements, but we expect to incur expenses in connection with these commercial agreements. The primary economic benefits that we derive from these license arrangements have been and will likely continue to be indirect, primarily from growing our active accounts, increasing streaming hours and generating advertising-related revenue on our platform. If these arrangements do not continue to result in increased active accounts and streaming hours, and if that growth does not in turn lead to successfully monetizing that increased user activity, our business may be harmed.

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

Under these license arrangements, we generally have limited control over the amount and timing of resources these entities dedicate to the relationship. If our TV brand or service operator partners fail to meet their forecasts for distributing licensed streaming devices or chose to deploy competing streaming solutions within their product lines, our business may be harmed.

We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*

Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the quarter ended September 30, 2021, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts, or streaming device sales may be adversely affected, and our business may be harmed.

If popular or new content publishers do not publish content on our platform, we may fail to retain existing users and attract new users.

We must continuously maintain existing relationships and identify and establish new relationships with content publishers to provide popular streaming channels and popular content. In order to remain competitive, we must consistently meet user demand for popular streaming channels and content, particularly as we launch new players, introduce new Roku TV models, or enter new markets, including international markets. If we are not successful in helping our content publishers launch and maintain streaming channels that attract and retain a significant number of users on our streaming platform or if we are not able to do so in a cost-effective manner, our business will be harmed. Our ability to successfully help content publishers maintain and expand their channel offerings on a cost-effective basis largely depends on our ability to:

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

Our business model depends on our ability to grow video ad inventory on our streaming platform and sell it to advertisers. While The Roku Channel serves as a valuable source of video ad inventory for us to sell, we are also dependent on our ability to monetize video ad inventory within other ad-supported channels on our streaming platform. We seek to obtain the ability to sell such inventory from the content publishers of such channels. We may fail to attract content publishers that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform or fail to obtain access to a sufficient quantity and quality of ad inventory from the publishers of such content. Our access to video ad inventory in ad-supported streaming channels on our platform varies greatly among channels. Accordingly, we do not have access to all of the video ad inventory on our platform. For certain channels, including YouTube’s ad-supported channel, we have no access to video ad inventory at this time, and we may not secure access in the future. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video ad inventory at reasonable costs to keep up with demand, our business may be harmed.

If our content publishers do not participate in new features that we may introduce from time to time, our business may be harmed.

As our streaming platform and products evolve, we will continue to introduce new features, which may or may not be attractive to our content publishers or meet their requirements. For example, some content publishers have elected not to participate in our cross-channel search feature or our integrated advertising framework or have imposed limits on our data gathering for usage within their channels. In addition, our streaming platform utilizes our proprietary Brightscript scripting language in order to allow our content publishers to develop and create channels on our streaming platform. If we introduce new features or utilize a new scripting language in the future, such a change may not comply with our content publishers' certification requirements. In addition, our content publishers may find other languages, such as HTML5, more attractive to develop for and shift their resources to developing their channels on other platforms. If content publishers do not find our streaming platform simple and attractive to develop channels for, do not value and participate in all of the features and functionality that our streaming platform offers, or determine that our software developer kit or new features of our platform do not meet their certification requirements, our business may be harmed.

If the advertising and media and entertainment promotional spending campaigns and other promotional advertising on our platform are not relevant or not engaging to our users, our growth in active accounts and streaming hours may be adversely impacted.*

We have made, and are continuing to make, investments to enable advertisers and content publishers to deliver relevant advertising and media and entertainment promotional spending campaigns and other promotional advertising to our users. Existing and prospective advertisers and content publishers may not be successful in serving ads and media and entertainment promotional spending campaigns and sponsoring other promotional advertising that lead to and maintain user engagement. Those ads and campaigns may seem irrelevant, repetitive, or overly targeted and intrusive. We are continuously seeking to balance the objectives of our advertisers and content publishers with our desire to provide an optimal user experience, but we may not be successful in achieving a balance that continues to attract and retain users, advertisers, and content publishers. If the advertising and media and entertainment promotional spending campaigns and other promotional advertising on our streaming platform are not relevant or are overly intrusive and impede the use of our platform, our users may stop using our platform, which will harm our business.

The Roku Channel may not continue to attract a large number of users and/or generate significant revenue from advertising, and our users may not purchase Premium Subscriptions.*

We operate The Roku Channel, which offers both ad-supported free access for users to a collection of films, television series and other content, as well as Premium Subscriptions, which allow our users to pay for ad-free content from various content publishers, all on one streaming channel. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion and operation of The Roku Channel, which we monetize primarily through advertising. For example, in the first quarter of 2021, we acquired content rights, including rights to certain projects in development, from the mobile-first video distribution service known as Quibi, and announced that The Roku Channel would become the home of such content. In addition, we acquired the entities comprising the “This Old House” business, which own and produce the “This Old House” and “Ask This Old House” TV programs and operate related business lines, to further the growth strategy and ad-supported content offerings in The Roku Channel.

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

In addition, following the Quibi and This Old House transactions and the launch of our advertising brand studio, we are producing content for distribution on The Roku Channel and other platforms. We have limited experience producing content, and we may not be successful in doing so in a cost-effective manner that is appealing to our users and advertisers and furthers the growth of The Roku Channel. Furthermore, if the advertisements on The Roku Channel are not relevant to our users or such advertisements are overly intrusive and impede our users’ enjoyment of the available content, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient revenue from advertising to be cost effective for us to operate, regardless of our ability to sell Premium Subscriptions. In addition, we distribute The Roku Channel on platforms other than our own streaming platform, and there can be no assurance that we will be successful in attracting a large number of users and/or generating significant revenue from advertising through the distribution of The Roku Channel on such other streaming platforms.

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

We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV model sales.*

To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners' Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target and Walmart, including their online sales platforms, and online retailers such as Amazon. To a lesser extent, we sell players directly through our website and internationally through distributors. For the three and nine months ended September 30, 2021, Amazon, Best Buy and Walmart in total accounted for 65% and 67%, respectively, of our player segment revenue. These three retailers collectively accounted for 69% and 72% of our player revenue for the years ended December 31, 2020 and 2019, respectively. These retailers and our international distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or our TV brand partners' Roku TV models, choose not to prominently display those devices in their stores or on their websites, or close or severely limit access to their brick and mortar locations due to COVID-19 restrictions or other concerns, the volume of our streaming devices sold could decrease, which would harm our business. If any of our existing TV brands choose to work exclusively with, or divert a significant portion of their business with us to other operating system developers, this may impact our ability to license the Roku OS and our smart TV reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines and stronger brand identity, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices and smart TVs, is able to market and promote these products more prominently on its website, and could refuse to offer or promote our devices on its website. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, could require us to increase our marketing expenditures to maintain our product visibility or result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.

If our efforts to build a strong brand and maintain customer satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our business may be harmed.*

Building and maintaining a strong brand is important to attract and retain users, as potential users have a number of TV streaming choices. Successfully building a brand is a time-consuming and comprehensive endeavor and can be positively and negatively impacted by any number of factors. Certain factors, such as the quality or pricing of our players or our customer service, are within our control. Other factors, such as the quality and reliability of Roku TV models and the quality of the content that our content publishers provide, may be out of our control, yet users may nonetheless attribute those factors to us. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. Many of our competitors are larger companies and may have greater resources to devote to the promotion of their brands through traditional advertising, digital advertising or website product placement. If we are unable to execute on building a strong brand, it may be difficult to differentiate our business and streaming platform from our competitors in the marketplace, therefore our ability to attract and retain users may be adversely affected and our business may be harmed.

Our streaming platform allows our users to choose from thousands of channels, representing a variety of content from a wide range of content publishers. Our users can choose and control which channels they download and watch, and they can use certain settings to prevent channels from being downloaded to our streaming devices. While we have policies that prohibit the publication of content that is unlawful, incites illegal activities or violates third-party rights, among other things, we may distribute channels that include controversial content. Controversies related to the content included on certain channels that we distribute have resulted in, and could in the future result in, negative publicity, cause harm to our reputation and brand, or subject us to claims and may harm our business.

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

We may also be involved in disputes with agencies and their advertisers over the operation of our streaming platform, the terms of our agreements or our billings for purchases made by them through our streaming platform or through our DSP. If we are unable to collect or make adjustments to bills, we could incur credit losses, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies, and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. If we are not paid by our advertisers or advertising agencies on time or at all, our business may be harmed.

The quality of our customer support is important to our users and licensees, and if we fail to provide adequate levels of customer support, we could lose users and licensees, which would harm our business.

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

We must continually develop new and improved streaming devices and other products that meet changing consumer demands. Moreover, the introduction of a new streaming device or other product is a complex task, involving significant expenditures in research and development, promotion and sales channel development. For example, in 2018, we introduced our Roku TV Wireless Speakers, designed specifically for use with Roku TV models; in 2019, we introduced our Roku Smart Soundbar and Roku Wireless Subwoofer; and in 2020, we launched our Roku Streambar. Whether users will broadly adopt new streaming devices or other products is not certain. Our future success will depend on our ability to develop new and competitively priced streaming devices and other products and add new desirable content and features to our streaming platform. Moreover, we must introduce new streaming devices and other products in a timely and cost-effective manner, and we must secure production orders for those products from our contract manufacturers. The development of new streaming devices and other products is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new streaming devices and products depends on a number of factors, including:

•	the accuracy of our forecasts for market requirements beyond near-term visibility;
•	our ability to anticipate and react to new technologies and evolving consumer trends;
•	our development, licensing or acquisition of new technologies;
•	our timely completion of new designs and development;
•	the ability of our contract manufacturers to cost-effectively manufacture our new products;
•	the availability of materials and key components used in manufacturing;
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
•

production, supply chain, or shipping disruptions or delays, including from strikes, mechanical issues, quality control issues, natural disasters, and public health crises, such as the ongoing COVID-19 pandemic; and

•	the impact of U.S. or foreign tariffs, trade, or sanctions restrictions on components, finished goods, software, other products or data transfers.

As a result, we have limited control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply or when we introduce new streaming devices or other products. For example, during the three months ended September 30, 2021, global supply chain disruptions led to increased component costs and shipping costs for our products, which negatively affected our player gross margin.

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

Our contracts with our contract manufacturers generally do not obligate them to supply our players or other products in any specific quantity or at any specific price. In the event our contract manufacturers are unable to fulfill our production requirements in a timely manner, their costs increase because of U.S. or international tariffs, sanctions, export or import restrictions, or they decide to terminate their relationship with us, our order fulfillment may be delayed, and we would have to identify, select and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards on a timely basis, or at all. Any significant interruption in manufacturing at our contract manufacturers for any reason could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, or incur higher freight costs than anticipated, which would negatively impact our player gross margin. In addition, our contract manufacturers’ facilities are located in Southeast Asia, the People’s Republic of China and Brazil and may be subject to political, economic, labor, trade, public health, social and legal uncertainties that may harm or disrupt our relationships with these parties or their ability to perform. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and trade restrictions on exports or imports. Furthermore, any manufacturing issues affecting the quality of our products, including players and audio products, could harm our business.

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

Certain Roku TV brands do not have manufacturing capabilities and primarily depend upon contract manufacturers, and the supply of Roku TV models to the market could be disrupted if they encounter problems with their contract manufacturers or suppliers.*

Certain Roku TV brands do not have internal manufacturing capabilities and primarily rely upon contract manufacturers to build the Roku TV models that they sell to retailers. Their contract manufacturers may be vulnerable to capacity constraints and reduced component availability; increases in U.S. tariffs on imports of Roku TV models; future possible changes in U.S. regulations on exports of U.S. technologies; U.S. restrictions on dealings with certain countries, parties, regions, or imported inputs; foreign tariffs on U.S. parts or components for Roku TV models that are assembled outside of the United States; and supply chain disruptions and shipping delays. Their control over delivery schedules, manufacturing yields and costs, particularly when components are in short supply, may be limited. Delays, component shortages, and other manufacturing and supply problems (whether due to the ongoing COVID-19 pandemic, the current high demand for consumer electronics and information technology products, or other reasons) could impair the retail distribution of their Roku TV models. Interruptions in the supply of Roku TV models to retailers and distributors at times have affected, and could adversely affect in the future, our active accounts and streaming hours. For example, during the three months ended September 30, 2021, some of our Roku TV brand partners have faced supply chain and inventory challenges that have negatively impacted their unit sales, which we believe affected our streaming hours and active account growth.

Furthermore, any manufacturing issues affecting the quality or performance of our Roku TV brand partners’ Roku TV models could harm our brand and our business.

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

Conversely, if we underestimate our player or other product requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our players or other products and result in delays or cancellation of orders from retailers and distributors. In addition, from time to time we have experienced unanticipated increases in demand that resulted in the need to ship players via air freight, which is more expensive than ocean freight, and adversely affected our player gross margin during such periods of high demand, for example, during end-of-year holidays. During the nine months ended September 30, 2021, the COVID-19 pandemic, supply chain disruptions, shipping delays, and sustained high demand for consumer electronics and information technology products created tight component supply conditions and logistical delays for our products and key components. If we fail to accurately forecast our manufacturing requirements, our business may be harmed.

Our players incorporate key components from sole source suppliers, and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, we will not be able to deliver our players to our retailers and distributors.*

We depend on sole source suppliers for key components in our players. Our players utilize specific system on chip (or SoC) Wi-Fi silicon products and Wi-Fi front-end modules from various manufacturers, depending on the player, for which we do not have a second source. Although this approach allows us to maximize player performance on lower cost hardware, reduce engineering qualification costs and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as U.S. or foreign tariffs, other export or import restrictions on parts or components for finished players that are used in final assembly of their components (or on the finished players themselves), or shortages of key components. There is also the risk that the strategic supplier may stop producing such components, cease operations, be acquired by or enter into exclusive arrangements with our competitors or other companies, put contract manufacturers on allocation because of the ongoing global semiconductor shortage, or become subject to U.S. or foreign sanctions or export control restrictions or penalties. Such suppliers also have experienced, and may continue to experience, production, shipping, or logistical constraints arising from the COVID-19 pandemic. Such interruptions and delays have forced us to seek similar components from alternative sources, which have not always been available, and have caused us to delay product introductions and incur air freight expense. Switching from a sole-source supplier may require that we adapt our software, and redesign our players to accommodate new chips and components, and may require us to re-qualify our players with regulatory bodies, such as the Federal Communications Commission (“FCC”), which would be costly and time-consuming.

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

The Roku OS is designed for performance using relatively low-cost hardware, which enables us to drive user growth with our players and Roku TV models offered at a low cost to consumers. However, this hardware must be interoperable with all channels and other offerings, technologies and systems from our content publishers, including virtual multi-channel video programming distributors. We have no control over these offerings, technologies and systems beyond our channel certification requirements, and if our players and Roku TV models do not provide our users with a high-quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with our players or Roku TV models, we may be unable to increase active account growth and user engagement or may be required to increase our hardware costs, and our business will be harmed. We plan to continue to introduce new products regularly, and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content publishers have the right to test and certify our new products before we can publish their channels on these devices. The certification processes can be time consuming and introduce third-party dependencies into our product release cycles. If content publishers do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, or we may not continue to offer certain channels. To continue to grow our active accounts and user engagement, we will need to prioritize development of our streaming devices to work better with new offerings, technologies and systems. If we are unable to maintain consistent operability of our devices that is on parity with or better than other platforms, our business could be harmed. In addition, any future changes to offerings, technologies and systems from our content publishers, such as virtual service operators, may impact the accessibility, speed, functionality, and other performance aspects of our streaming devices. We may not successfully develop streaming devices that operate effectively with these offerings, technologies or systems. If it becomes more difficult for our users to access and use these offerings, technologies or systems, our business could be harmed.

Our streaming devices are technically complex and may contain undetected hardware errors or software bugs, which could manifest themselves in ways that could harm our reputation and our business.

Our streaming devices and those of our licensees are technically complex and have contained and may in the future contain undetected software bugs or hardware errors. These bugs and errors can manifest themselves in any number of ways in our devices or our streaming platform, including through diminished performance, security vulnerabilities, data quality in logs or interpretation of data, malfunctions or even permanently disabled devices. Some errors in our devices may only be discovered after a device has been shipped and used by users and may in some cases only be detected under certain circumstances or after extended use. We also update the Roku OS and our software on a regular basis, and, despite our quality assurance processes, we could introduce bugs in the process of any such update. The introduction of a serious software bug could result in devices becoming permanently disabled. We offer a limited one-year warranty in the United States, and any such defects discovered in our devices after commercial release could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and users and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty, or other violations of laws or regulations. In addition, our contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of Roku and our products. In addition, if our insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

Components used in our products may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.

We rely on third-party component suppliers to provide certain functionalities needed for the operation and use of our products. Any errors or defects in such third-party technology could result in errors in our products that could harm our business. If these components have a manufacturing, design or other defect, they can cause our products to fail and render them permanently inoperable. For example, the typical means by which our users connect their home networks to our players is by way of a Wi-Fi access point in the home network router. If the Wi-Fi receiver in our player fails, then our player cannot detect a home network’s Wi-Fi access point, and our player will not be able to display or deliver any content to the TV screen. As a result, we may have to replace these players at our sole cost and expense. Should we have a widespread problem of this kind, our reputation in the market could be adversely affected, and our replacement of these players would harm our business.

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

Risks Related to Operating and Growing Our Business

We have incurred operating losses in the past, and although we have achieved profitability in recent quarters, we may not be able to maintain or grow our profitability.*

We have incurred operating losses in the past, and we may incur operating losses in the future. Although we have achieved profitability in recent quarters, we may not be able to maintain or grow our profitability. As of September 30, 2021, we still have an accumulated deficit of $113.7 million. We expect our operating expenses to increase in the future as we continue to expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to maintain and grow our profitability. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods.

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
•

our ability to maintain effective pricing practices in response to the competitive markets in which we operate or other macroeconomic factors, such as increased taxes or rising inflation and our ability to control costs, including our operating expenses;

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

In the course of expanding our international operations and operating overseas, in addition to the risks we face in the United States, we will be subject to a variety of risks that could adversely affect our business, including:

•

differing regulatory requirements, including country-specific data privacy and data security laws and regulations, consumer protection laws and regulations, tax laws, telecommunications laws, trade laws, labor regulations, tariffs, export quotas, U.S. and foreign sanctions, custom duties on cross-border movements of goods or data flows, extension of limits on TV advertising minutes to OTT advertising, local content requirements, data or data processing localization requirements, or other trade restrictions;

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

•	adverse tax consequences, such as those related to changes in tax laws, or tax rates or their interpretations could impact our judgment in determining our tax provision and effective tax rate;
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

Our revenue and gross profit are subject to seasonality, and if our sales during the holiday season fall below our expectations, our business may be harmed.

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

Given the seasonal nature of advertising and our device sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, disruptions in our supply or distribution chains, tariffs or other restrictions on trade, shipping or air freight delays, or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry could adversely affect our or our distributors’ ability to timely deliver players and co-branded Roku TV models to retailers during the upcoming holiday season. A substantial portion of our expenses are personnel related, including salaries, stock-based compensation and benefits, and facilities related none of which are seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on gross profit and operating margins, at least in the short term, and our business would be harmed.

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

We have a complex business that is growing in size and complexity both in the United States and in international jurisdictions. To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally or acquire new businesses, we will need to maintain and may need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. Our business arrangements with our content partners, advertisers, Roku TV brand partners and other licensees, and the rules that govern revenue and expense recognition in our business, are increasingly complex. To manage the expected growth of our operations and increasing complexity, we must maintain operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. An inability to do so will negatively affect our financial reporting, billing and payment services. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our users, content publishers, advertisers, advertisement agencies, Roku TV brand partners, or other licensees; cause harm to our reputation and brand; and could also result in errors in our financial and other reporting.

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We have in the past and may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations, and any anticipated benefits from an acquisition may never materialize. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, may cause unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims, and may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures, in particular when the acquired businesses, products or technologies involve areas of operation in which we have limited or no prior experience. Acquisitions of businesses, products or technologies in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems, and if we were unable to address such risks successfully, our business could be harmed.

We have outstanding debt and our credit facility provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*

We entered into a credit agreement, dated February 9, 2019 (as amended on May 3, 2019, the “Credit Agreement”) among us, as borrower, certain of our subsidiaries from time to time party thereto, as guarantors, the lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (the “Agent”), providing for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility subject to certain conditions. The Credit Agreement contains a number of affirmative and negative covenants, which may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. The Credit Agreement also contains a financial covenant requiring us to maintain a minimum adjusted quick ratio of at least 1.00 to 1.00, tested as of the last day of any fiscal quarter on the basis of the prior period of our four consecutive fiscal quarters. Pursuant to the Credit Agreement, we granted the Agent a security interest in substantially all of our and our subsidiary guarantors’ assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Term Loan A and Revolving Credit Facilities.”

In November 2019, we borrowed an aggregate principal amount of $100.0 million from the Term Loan A Facility. In March 2020, we borrowed an aggregate principal amount of $69.3 million of revolving loans pursuant to the Revolving Credit Facility, which we repaid in May 2020. We also have outstanding letters of credit as of September 30, 2021, totaling $30.8 million against the Revolving Credit Facility.

As of September 30, 2021, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

When we borrowed pursuant to the Term Loan A Facility, we chose a variable interest rate based on the one-month U.S. dollar London Interbank Offered Rate (“LIBOR”) as the benchmark for establishing the applicable interest rate. If we borrow pursuant to the Revolving Credit Facility, we are permitted to choose LIBOR as the benchmark for establishing the applicable interest rate as well. LIBOR is currently calculated and published for various currencies and periods by the benchmark’s administrator, ICE Benchmark Administration Limited (“IBA”), which is regulated for such purposes by the United Kingdom’s Financial Conduct Authority. On March 5, 2021, the IBA confirmed that it would cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and all other U.S. dollar LIBOR settings (including the one-month setting) immediately following the LIBOR publication on June 30, 2023. Accordingly, in the near future LIBOR will cease being a widely used benchmark interest rate. The current and any future reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past, including during the transition period. Although our Credit Agreement will expire in February 2023 (before the cessation of the publication of the one-month U.S. dollar LIBOR setting), the consequences of the LIBOR developments cannot be entirely predicted and could have an adverse impact on the value of our LIBOR-linked financial obligations, such as an increase in the cost of our Credit Agreement indebtedness.

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

We have outsourced certain elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits and stores our users’ or others’ personal information (such as payment card information), and as a result, we manage a number of third-party vendors who may or could have access to our information technology systems (including our computer networks) or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external threats on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including our efforts to educate or train our employees, we have experienced, and remain vulnerable to, data security incidents, including phishing attacks and improper employee access of confidential data. Malicious attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others.

Although we have implemented remote working protocols and offer work-issued devices to employees, the actions of our employees while working remotely may have a greater effect on the security of our systems and the data we process, including by increasing the risk of compromise to our systems, intellectual property, or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control, or the ability to transmit or store company-controlled data outside of our secured network. These risks have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of government guidelines and internal policies adopted in response to the COVID-19 pandemic.

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

Significant disruptions of our third-party vendors’ and/or commercial partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive or personal information, which could harm our business. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunications and electrical failures, could result in a material disruption of our product development and our business operations.

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

In addition, any actual or perceived failure by us, our vendors or our business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other unauthorized access events that result in the unauthorized access, release or transfer of sensitive information, which could include personal information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us including existing or potential users’ perceiving our platform, system or networks as less desirable or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, as well as the personal and proprietary information that we possess or control, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. Data protection laws around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws are often uncertain and evolving, and there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain. In addition to potential fines, we could be subject to mandatory corrective action due to a data security incident, which could adversely affect our business operations and result in substantial costs for years to come.

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

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, cross-border transfer, localization, sharing and security of the data we receive from and about our users, employees and other individuals. The regulatory environment for the collection and use of personal information by device manufacturers, online service providers, content distributors, advertisers and publishers is evolving in the United States and internationally. Privacy and consumer rights groups and government bodies (including the Federal Trade Commission (“FTC”), state attorneys general, the European Commission and European and UK data protection authorities), have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and personal information collected through the internet, and we expect such scrutiny to continue to increase. The United States, U.S. states, and foreign governments have enacted and are considering laws and regulations that could significantly restrict industry participants’ ability to collect, use and share personal information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, the EU General Data Protection Regulation (“GDPR”) imposes detailed requirements related to the collection, storage and use of personal information related to people located in the EU (or which is processed in the context of EU operations) and places new data protection obligations and restrictions on organizations and may require us to make further changes to our policies and procedures in the future beyond what we have already done. In addition, in the wake of Brexit, the United Kingdom has adopted a framework similar to the GDPR. The EU has recently confirmed that the UK data protection framework as being “adequate” to receive EU personal data. We are monitoring recent developments regarding amendments to the UK data protection framework and the impact this may have on our business.

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
The U.S. data protection legal landscape also continues to evolve, with states such as California and Nevada having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Effective October 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. Effective January 2020, the California Consumer Privacy Act (“CCPA”) gives California residents certain rights with respect to their personal information, such as rights to access, and require deletion of their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In November 2020, the California Privacy Rights Act (“CPRA”) was passed into law and goes into effect on January 1, 2023 (with a ‘look-back’ to January 1, 2022). The CPRA builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate consumer privacy issues. In 2021, Virginia and Colorado adopted laws introducing new privacy obligations for which we may need to take additional steps to comply.

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

As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) or the United Kingdom to the United States. However, there are certain unsettled legal issues regarding the adequacy of data transfers to the United States, the resolution of which may adversely affect our ability to transfer personal information from the EEA to the United States. On July 16, 2020, the European Court of Justice (the highest EU Court) ruled the EU-U.S. Privacy Shield to be an invalid data transfer mechanism, confirmed that the Model Clauses remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. We are currently assessing the available regulatory guidance from EU Data Protection Authorities and the U.S. Department of Commerce on the impact of this ruling on broader international data transfer compliance for companies, including finalized guidance on specific supplementary measures that all companies would be required to implement in addition to the Model Clauses. In June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal information outside of the EEA. The United Kingdom is expected to publish final versions of its own Model Clauses during 2021. Updating agreements to incorporate these new Model Clauses for the EEA and United Kingdom may require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. Our ability to continue to transfer personal information outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR, and we may experience operating disruptions if we are unable to conduct these transfers in the future. In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate.

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

In addition, some countries are considering or have enacted “data localization” laws requiring that user data regarding users in their country be maintained, stored, and/or processed in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. We expect that, in addition to the “business as usual” costs of compliance, the evolving regulatory interpretation and enforcement of laws such as the GDPR and CCPA, as well as other domestic and foreign data protection laws, will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnity or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.

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

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using technologies that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and indemnify our partners and other third parties. For example, we have in the past elected to develop and implement specific design changes to address potential risks that certain products could otherwise become subject to exclusion or cease and desist orders arising from patent infringement and other intellectual property claims brought in the U.S. International Trade Commission. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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

We have filed and will in the future file patent applications on inventions that we deem to be innovative. There is no guarantee that our patent applications will issue as granted patents, that the scope of the protection gained will be sufficient or that an issued patent may subsequently be deemed invalid or unenforceable. Patent laws, and the scope of coverage afforded by them, have recently been subject to significant changes, such as the change to “first-to-file” from “first-to-invent” resulting from the Leahy-Smith America Invents Act. This change in the determination of inventorship may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions, which may favor larger competitors that have the resources to file more patent applications. Another change to the patent laws may incentivize third parties to challenge any issued patent in the United States Patent and Trademark Office (“USPTO”), as opposed to having to bring such an action in U.S. federal court. Any invalidation of a patent claim could have a significant impact on our ability to protect the innovations contained within our devices and platform and could harm our business.

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

Risks Related to Macroeconomic Conditions

The ongoing COVID-19 pandemic has impacted our business, and we are unable to predict the extent to which the pandemic and related effects will continue to impact our business.*

Beginning in the first quarter of 2020 and continuing into 2021, there has been widespread global impact from the COVID-19 pandemic, and our business has been, and is expected to continue to be, impacted by the pandemic and resulting economic consequences. The spread of COVID-19 has caused us to take precautionary measures intended to help minimize the risk of the virus to our employees, including work-from-home policies, suspending non-essential business travel and limiting physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, TV brand partners, content publishers, advertisers, retail and distribution partners, contract manufacturers, services vendors and supply chain. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and a further continuation of the extended period of remote work arrangements and travel restrictions by some governments could disrupt our business, introduce business and operational risks, including cybersecurity risks, and could make it more difficult for us to effectively manage our business.

The COVID-19 pandemic continued to have a mixed impact on our business during the nine months ended September 30, 2021. When staying-at-home restrictions were first issued in the first quarter of 2020, we saw an acceleration in both streaming hours and account activations, which have both since moderated as restrictions have lifted and we believe consumers have increasingly pursued out-of-home entertainment activities. Although we believe the COVID-19 pandemic has accelerated the shift of advertising from traditional TV to streaming TV, certain advertisers with businesses affected by the current global supply chain disruptions have reduced and may continue to reduce their spending on advertising. We also have encountered supply chain disruptions related to our players that have resulted in an increase in component prices and elevated air freight costs to replenish inventory and meet increased demand, and some of our TV brand partners have faced inventory challenges that have negatively impacted their unit sales, which we believe has affected and could continue to affect our streaming hours and active account growth. Further, our management team has continued to focus on addressing the impacts of the COVID-19 pandemic on our business, which has required, and will continue to require, a significant investment of their time and resources and has diverted their attention away from other aspects of our business.

The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to: the duration and spread of the outbreak; its severity; the actions taken by governmental authorities to contain the virus or treat its impacts; the development, availability and acceptance of effective vaccines, including booster vaccines; possible variants of the virus that render vaccines ineffective or decrease their efficacy; breakthrough infections among the fully vaccinated population; and how quickly and to what extent economic and operating conditions normalize, including ongoing supply chain disruptions. While vaccines have been developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally, vaccine acceptance, or the efficacy of such vaccines, including booster vaccines, and we do not know how consumers, advertisers, or our partners will operate in a post-COVID-19 environment. If consumers spend less time streaming TV, our streaming hours and the growth rate of our active accounts will decline. These changes may impact our platform revenue if we experience a decrease in sales of advertising or transactional revenue shares from content publishers, which could also cause a reduction in our ARPU. In addition, the ongoing impact of the COVID-19 pandemic on the global supply chain and shipping is expected to continue into 2022, and it may continue to result in increased costs and less availability of materials and components that are needed to manufacture our streaming players, which could negatively affect player gross margin, and our TV brand partners’ Roku TV models, as well as increased costs and less availability of freight, shipping and warehousing services that are used in our distribution channels, each of which could negatively affect our streaming hours and active account growth. Additionally, at times during the pandemic some of our retail partners have had to close or severely limit access to their brick-and-mortar locations, resulting in reduced sale of devices in these locations. Inflation or economic uncertainty also may result in the purchase of fewer streaming devices which could lead to a reduction in account activations and streaming hours, and also could negatively impact our revenue. An economic downturn or continued economic uncertainty could also impact the overall financial condition of our TV brand partners, content publishers, advertisers, retailers, contract manufacturers, services vendors and supply chain, all of whom we depend on in order to operate our business. We also may incur significant operating costs and be exposed to increased liability risks when employees begin to return to our offices, such as the cost of collecting additional information (including health and medical information) about our employees, contractors and visitors at our facilities and testing supplies and personal protective equipment for on-site staff. In addition, with the increase in remote working during the COVID-19 pandemic and the possible continuation of a hybrid-work environment when our employees return to our offices, we may not be able to maintain the same level of control over the security of our systems or the personal information that we collect, store and process, particularly as cyber attackers appear to increasingly attempt to compromise systems and data in an effort to exploit the pandemic. As a result, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the impact on our business cannot be reasonably estimated at this time.

Natural disasters or other catastrophic events could disrupt and impact our business.

Occurrence of any catastrophic event, including an earthquake, flood, tsunami or other weather event, power loss, internet failure, software or hardware malfunctions, cyber-attack, war, terrorist attack, medical epidemic or pandemic (such as the COVID-19 pandemic), other man-made disasters or other catastrophic events could disrupt our business operations. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. In particular, our principal offices are located in California, and our contract manufacturers and some of our suppliers are located in Asia, both of which are regions known for seismic activity, making our operations in these areas vulnerable to natural disasters or other business disruptions in these areas. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, our offices and facilities, and those of our contract manufacturers and suppliers, could be vulnerable to the effects of climate change (such as sea level rise, drought, flooding, wildfires and increased storm severity) that could disrupt our business operations. For example, in California, increasing intensity of drought and annual periods of wildfire danger increase the probability of planned power outages. Further, acts of terrorism could cause disruptions to the internet or the economy as a whole. If our streaming platform was to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver streaming content, including advertising, to our users would be impaired. Disruptions in the operations of our contract manufacturers as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our players or other products, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.

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

As we develop new services and devices and improve our streaming platform, we may also be subject to new laws and regulations specific to such technologies. For example, in developing our Roku TV reference design, we were required to understand, address and comply with an evolving regulatory framework for developing, manufacturing, marketing and selling TVs. If we fail to adequately address or comply with such regulations regarding the manufacture and sale of TVs, we may be subject to fines or sanctions, and our licensees may be unable to sell Roku TV models at all, which would harm our business and our ability to grow our user base.

Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, and similar activities continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of existing bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use and share user information. The CCPA also imposes requirements on certain tracking activity. The EU already has existing laws, which are due for update in 2021, requiring advertisers or companies like ours to, for example, obtain unambiguous, affirmative consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. If we or the third parties that we work with, such as contract payment processing services, content publishers, vendors or developers, violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

Our use of data to deliver relevant advertising and other services on our platform places us and our content publishers at risk for claims under various unsettled laws, including the Video Privacy Protection Act (“VPPA”). Some of our content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on our platform in connection with advertising provided by unrelated third parties. The Federal Trade Commission has also in recent years revised its rules implementing the Children’s Online Privacy Protection Act (“COPPA Rules”) broadening the applicability of the COPPA Rules, including the types of information that are subject to these regulations, and it is currently examining whether additional changes are appropriate. Such actions could limit the information that we or our content publishers and advertisers may collect and use through certain content publishers and the content of advertisements in relation to certain channel partner content. The CCPA also imposes certain opt in and opt out requirements for certain information about minors. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, or similar laws.

Changes in general economic conditions, geopolitical conditions, U.S. or foreign trade policies and other factors beyond our control may adversely impact our business and operating results.*

Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which our contract manufacturers and component suppliers are located. Our operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. For example, there continues to be potential for significant changes to U.S. trade policies, legislation, treaties and tariffs. In November 2018, for example, the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (“USMCA”), which superseded the North American Free Trade Agreement. The USMCA entered into force on July 1, 2020, although there are some remaining implementation issues with respect to ensuring that Mexico’s and Canada’s laws and regulations are fully in compliance with the USMCA obligations and commitments, and there may be further changes to interim regulations regarding customs procedures, rules of origin, and other provisions that could affect products sourced from Mexico or Canada, and their eligibility for duty-free entry into the U.S., Mexican, and Canadian markets. In addition, there is a potential risk of Mexican or Canadian restrictions on OTT advertising and/or local content requirements. While the Office of the U.S. Trade Representative (“USTR”) has cited Mexico’s proposed restrictions as potential USMCA violations, these issues remain unresolved and could lead to further Mexican restrictions, retaliatory trade actions, or a protracted USMCA dispute settlement proceeding, creating uncertainties for our business in both markets.

The previous U.S. Administration imposed tougher trade terms with China, the EU, and other countries, including the imposition of substantially higher tariffs under Section 301 of the Trade Act of 1974 (“Section 301”) on roughly $320 billion of imports from China. In response, China imposed higher Chinese tariffs on a large amount of U.S. exports to China, which could affect the prices of U.S. origin parts or components of our products assembled in China. In January 2020, the United States and China signed a “Phase One” trade deal pursuant to which, among other things, the United States will modify its Section 301 tariff actions. As part of the Phase One agreement, the United States canceled additional Section 301 duties that were originally scheduled to go into effect in December 2019 on certain imported products, including certain of our products, and reduced the duties on certain other imported products, including televisions assembled in China by Roku TV brand partners, from 15% ad valorem to 7.5%. The United States Trade Representative recently announced the results of the Biden Administration’s detailed review of U.S. trade policies toward China. However, the review did not provide much clarity on the future course of U.S.-China trade relations, and the prior administration’s tariffs remain in effect. At this point, it is unclear whether the Biden Administration will pursue further negotiations to resolve U.S. concerns or will resort to additional Section 301 tariffs or other restrictive trade actions, export controls or sanctions to address trade, human rights and security concerns. At this point, there are no signs the U.S. tariffs on imported TVs from China will be removed in the foreseeable future, and it is difficult to predict what additional U.S. or Chinese actions could be coming.

At this time, it is unknown whether the previous U.S. Administration’s Phase One deal will last or whether there will be further negotiations that could lead to reductions in U.S.-China trade tensions, whether additional Section 301 tariffs will be imposed on Roku products imported from China if the Biden Administration concludes that China has not complied with its commitments under the Phase One agreement, and, if so, how long U.S. tariffs on Chinese goods will remain in effect or whether even higher tariffs will be imposed, or new regulatory proposals to restrict trade will be adopted. U.S. concerns with China’s actions have already resulted in the imposition of sanctions and withhold release orders (“WROs”) on certain imports from China and export controls and entity listings restricting certain U.S. exports. Additional sanctions, tariffs, export controls, entity listings and WROs remain a serious risk and would invite additional retaliatory actions by China. The Biden Administration has imposed new sanctions for China’s actions in Hong Kong and Xinjiang Province, which could lead to additional U.S. and Chinese sanctions or trade restrictions, or a resumption of trade hostilities, exposing us and our suppliers to increased tariffs or restrictions in the U.S. and Chinese markets. In addition, the U.S. Administration has restricted imports of products from Xinjiang Province because the goods are produced with forced labor by workers from Xinjiang or contain inputs or raw materials from there. The U.S. Congress is considering legislation to further tighten the U.S. restrictions. Given the general deterioration in U.S.-China relations and ongoing tensions on trade, security, and human rights, additional U.S. sanctions, tariffs, WROs, export or import restrictions, and Chinese sanctions or retaliatory measures remain a serious risk.

Further, there are questions regarding whether international trade agreements will be negotiated or existing free trade agreements re-negotiated; whether new trade or tariff actions will be announced by the Biden Administration with other U.S. trading partners; or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes, and higher prices could depress consumer demand. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business could also be affected by trade tensions with Vietnam. For example, on January 15, 2021, the USTR found that Vietnam’s currency practices violate Section 301 but deferred any decision whether to take any specific actions in connection with its findings, leaving the decision whether to impose higher U.S. tariffs or other trade restrictions to the Biden Administration. On July 28, 2021, the USTR announced, based on an agreement reached between the U.S. Department of the Treasury and the State Bank of Vietnam regarding Vietnam’s currency practices, that is had determined that no action under the Section 301 investigation was warranted at this time because Vietnam’s agreement with the Department of the Treasury provides a satisfactory resolution of the matter. The USTR and the Department of the Treasury will continue to monitor Vietnam’s implementation of its commitments under the agreement and associated measures. The USTR’s Section 301 investigations of Vietnam could lead to retaliatory tariffs on U.S. imports from Vietnam if the U.S. concerns cannot be resolved through negotiations. Such tariffs may not be limited to products directly involved in the acts, policies, and practices found to violate Section 301 and thus could affect other, unrelated products, including those sourced by us or our suppliers and licensees.

Also, various countries, in addition to the United States, regulate the import and export of certain products, commodities, software, and technology, including through import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or collaborate on technology with our commercial or strategic partners, or could limit our commercial and/or strategic partners’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our products in international markets, disrupt supply chains, prevent our commercial and/or strategic partners with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. In particular, the U.S. government continues to expand export control and sanctions restrictions on China and Hong Kong, which may limit our ability to collaborate with and transfer technology to partners in the region. Cross-border data transmissions are currently exempt from customs duties under the WTO’s temporary e-commerce moratorium on customs duties on electronic transmissions, but the moratorium faces serious opposition from certain WTO Members when it comes up for renewal at the WTO Ministerial Meeting, which is scheduled to take place in late 2021, at which time a decision will be made by WTO Members whether to continue the moratorium. Other potential barriers include the further proliferation of digital services taxes in Europe and elsewhere, which potentially could expose certain digital services to new taxes, as well as continued risks of U.S. or foreign sanctions or related sanctions legislation, increased export and import restrictions stemming from governmental policies or U.S.-China “de-coupling,” or changes in the countries, governments, persons, businesses, products or technologies targeted by U.S. or foreign regulations, restrictions, and sanctions. Any change in U.S. or foreign export or import regulations, customs duties or other restrictions on intangible goods such as cross-border data flows, could result in decreased use of our products by, or in our decreased ability to export or sell our products and services to, existing or new customers in U.S. or international markets or hamper our ability to source products, components, and parts from certain suppliers or lead to potential supply chain disruptions and business or reputational harms. Any decreased use of our products or limitation on our ability to export, import, or sell our products or services, or source parts and/or components, would harm our business.

Further, following the result of a referendum in 2016, the United Kingdom formally left the EU on January 31, 2020. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom and the EU, and some disruptions have already occurred. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. While the EU and United Kingdom have reached EU-UK Trade and Cooperation Agreement on their post-Brexit economic relationship, which took effect on January 1, 2021, it is incomplete, and the full effects of Brexit are uncertain. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.

The supply chains of our contract manufacturers and many of our TV brand partners may source products, parts or components from China and other countries in the Asia-Pacific region. There are many uncertainties around the COVID-19 pandemic, including scientific and health issues, the pace of worldwide vaccinations, the unknown duration and extent of economic disruption, and the impact on the Chinese, U.S., EU, Asian and global economies. As a result, the COVID-19 pandemic may result in further supply shortages of products for us or our TV brand partners, delays in shipping and transportation services that negatively impact our ability or our TV brand partners’ ability to import, export, ship, or sell products to customers in U.S. and international markets, and our ability to market and sell our streaming services internationally. Any decrease, limitations or delays on our or our TV brand partners ability to produce, import, export, ship, or sell our products would harm our business, as would negative impacts on our international sales.

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

Several states have adopted or are considering network neutrality legislation or regulation. For example, California’s legislation (SB822) codifies portions of the FCC’s rescinded Open Internet Order. The U.S. Department of Justice filed suit in September 2018 to block implementation of the California law, and the California Attorney General agreed to delay implementation of the state law until the litigation is resolved. While the Department of Justice withdrew its challenge of the California net neutrality law in February 2021, the status of state net neutrality legislation remains uncertain because several broadband service provider trade associations also have sued California to invalidate the state’s net neutrality law on grounds that the law is preempted by the Order, among other claims. In February 2021, the federal judge denied the trade associations’ request for a preliminary injunction, allowing California to enforce its net neutrality law while the litigation proceeded. Oral argument was held in September 2021. As of October 2021, the case remains pending.

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

Broadband internet providers are subject to government regulation and enforcement actions, and changes in current or future laws, regulations or enforcement actions that negatively impact our distributors or content publishers could harm our business.*

Upon the effective date of the FCC’s Restoring Internet Freedom Order, the FTC became the federal agency primarily responsible for regulating broadband privacy and data security in the United States. The FTC follows an enforcement-focused approach to regulating broadband privacy and security. Future FTC enforcement actions could cause us or our content publishers to alter advertising claims or alter or eliminate certain features or functionalities of our products or services which may harm our business. At the FCC, many broadband internet access service providers provide traditional telecommunications services that are subject to FCC and state rate regulation of intrastate telecommunications services and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. Changes in rate regulations or in universal service funding rules, either at the federal or state level, could affect these broadband internet access service providers’ revenue and capital spending plans. In addition, various international regulatory bodies have jurisdiction over non-United States broadband internet access service providers. The Nevada SPI Law and the CCPA also apply to broadband internet access service providers that do business in Nevada and California, respectively. To the extent these broadband internet access service providers are adversely affected by laws or regulations regarding their business, products or service offerings, our business could be harmed.

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

However, the DMCA, Section 230, and similar statutes and doctrines that we rely on or may rely on in the future, in the United States or international jurisdictions where we may operate, are subject to uncertain judicial interpretation and regulatory and legislative amendments. Regulatory or legislative changes, whether in the United States or in international jurisdictions where we may operate, may ultimately require us to take a different approach towards content moderation on our platform, which could diminish the depth, breadth, and variety of content we offer and, in so doing, reduce our advertising revenue or user base.

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

Our involvement in any such legal matters now or in the future could cause us to incur significant legal expenses and other costs and be disruptive to our business.

If we fail to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be adversely affected.

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm also attests to the effectiveness of our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis, and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, are unable to continue to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock could be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

In addition, an increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes targeting online commerce, digital services, streaming services and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. For example, Maryland recently passed legislation establishing a tax on certain advertising activities, and in Europe, certain EU member states and other countries have adopted or proposed taxes on digital advertising and marketplace service revenue. In addition, on October 8, 2021, as part of the OECD/G20 negotiations on an “Inclusive Framework on Base Erosion and Profit Shifting,” the OECD announced that 136 countries had finalized a statement on a two-pillar plan to reform international taxation and remove existing digital sales taxes, which was subsequently endorsed by the G20 at the G20 Leaders Summit in late October 2021. The proposals aim to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. Significant uncertainties remain around whether the various proposals will ultimately be enacted and, if enacted, the extent of their impact. According to the OECD, countries are aiming to sign a multilateral convention during 2022 setting out agreed rules, with effective implementation in 2023. Moreover, despite the OECD’s agreement on a standstill and withdrawal provision for digital services taxes, the European Commission has proposed a “digital levy,” which appears to similarly target certain U.S. digital services providers. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us or on digital services generally, whether prospectively or retroactively, or additional taxes or penalties resulting from the failure to comply with any collection obligations. The United States has threatened to impose retaliatory duties under Section 301 on imports from countries that adopt digital services taxes, which could result in increased trade tensions and potential retaliation by foreign governments against U.S. digital services or technologies, which could disrupt our U.S. or international businesses.

We continue to examine the impact these and other tax reforms may have on our business. The impact of these and other tax reforms is uncertain, and one or more of these or similar measures could seriously harm our business.

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

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of September 30, 2021, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.4% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	changes in projected operational and financial results;
•	loss by us of key content publishers;
•	changes in laws or regulations applicable to our devices or platform;
•	the commencement or conclusion of legal proceedings that involve us;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of new products or services by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or joint ventures;
•	capital-raising activities or commitments;
•	additions or departures of key personnel;
•	issuance of new or updated research or reports by securities analysts;
•	the use by investors or analysts of third-party data regarding our business that may not reflect our financial performance;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our Class A common stock, including short selling of our Class A common stock;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•	general economic and market conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

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

Roku, Inc.

Date: November 4, 2021	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)