Form 10-Q
period 2022-03-31
ROKU, INC
filed 2022-04-29
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2022, the registrant had 119,845,987 of Class A common stock, $0.0001 par value per share, and 16,124,644 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. For example, statements in this Quarterly Report regarding the potential future impact of the COVID-19 pandemic on our business and results of operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions. We caution you that the foregoing list may not encompass all of the forward-looking statements made in this Quarterly Report.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, regarding, among other things:
•our financial performance, including our revenue, cost of revenue, operating expenses, and our ability to maintain and grow our profitability;
•the impact of the COVID-19 pandemic, supply chain disruptions, inflationary pressures, and geopolitical conflicts on our business, operations, and the markets and communities in which we and our advertisers, content providers, Roku TV brand partners, other device licensees, manufacturers, suppliers, retailers, and users operate;
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
Other sections of this Quarterly Report may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.
ii

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report and the documents that we referenced in and filed as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$2,235,092	$2,146,043
Accounts receivable, net of allowances of $35,338 and $56,827 as of	675,705	752,393
March 31, 2022 and December 31, 2021, respectively
Inventories	72,863	50,276
Prepaid expenses and other current assets	119,127	105,795
Total current assets	3,102,787	3,054,507
Property and equipment, net	186,308	177,567
Operating lease right-of-use assets	401,154	345,660
Intangible assets, net	79,659	84,126
Goodwill	161,519	161,519
Other non-current assets	294,821	258,766
Total Assets	$4,226,248	$4,082,145
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$137,550	$124,921
Accrued liabilities	574,848	549,055
Current portion of long-term debt	88,648	9,883
Deferred revenue, current portion	54,408	45,760
Total current liabilities	855,454	729,619
Long-term debt, non-current portion	—	79,985
Deferred revenue, non-current portion	25,647	28,726
Operating lease liability, non-current portion	444,115	394,724
Other long-term liabilities	87,867	82,485
Total Liabilities	1,413,083	1,315,539
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value	14	14
Additional paid-in capital	2,929,519	2,856,572
Accumulated other comprehensive income (loss)	(41)	41
Accumulated deficit	(116,327)	(90,021)
Total stockholders’ equity	2,813,165	2,766,606
Total Liabilities and Stockholders’ Equity	$4,226,248	$4,082,145
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Revenue:
Platform	$646,904	$466,526
Player	86,795	107,657
Total net revenue	733,699	574,183
Cost of Revenue:
Platform	266,985	154,590
Player	101,907	92,822
Total cost of revenue	368,892	247,412
Gross Profit (Loss):
Platform	379,919	311,936
Player	(15,112)	14,835
Total gross profit	364,807	326,771
Operating Expenses:
Research and development	163,998	101,581
Sales and marketing	146,522	88,873
General and administrative	77,777	60,511
Total operating expenses	388,297	250,965
Income (Loss) from Operations	(23,490)	75,806
Other Income (Expense), Net:
Interest expense	(1,057)	(742)
Other income (expense), net	409	441
Total other income (expense), net	(648)	(301)
Income (Loss) Before Income Taxes	(24,138)	75,505
Income tax expense (benefit)	2,168	(791)
Net Income (Loss)	$(26,306)	$76,296

Net income (loss) per share — basic	$(0.19)	$0.59
Net income (loss) per share — diluted	$(0.19)	$0.54

Weighted-average common shares outstanding — basic	135,539	129,674
Weighted-average common shares outstanding — diluted	135,539	140,328
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income (Loss)	$(26,306)	$76,296
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(82)	—
Comprehensive Net Income (Loss)	$(26,388)	$76,296

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Three Months Ended March 31, 2022

Balance—December 31, 2021	135,137	$14	$2,856,572	$41	$(90,021)	$2,766,606
Issuance of common stock pursuant to equity incentive plans	834	—	3,352	—	—	3,352
Stock-based compensation expense	—	—	69,595	—	—	69,595
Foreign currency translation adjustment	—	—	—	(82)	—	(82)
Net income (loss)	—	—	—	—	(26,306)	(26,306)
Balance—March 31, 2022	135,971	$14	$2,929,519	$(41)	$(116,327)	$2,813,165

			Additional	Accumulated		Total
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Three Months Ended March 31, 2021

Balance—December 31, 2020	128,004	$13	$1,660,379	$29	$(332,406)	$1,328,015
Vesting of early exercised stock options	—	—	4	—	—	4
Issuance of common stock pursuant to equity incentive plans	1,663	—	6,705	—	—	6,705
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $10,400	2,637	—	989,615	—	—	989,615
Stock-based compensation expense	—	—	40,677	—	—	40,677
Net income (loss)	—	—	—	—	76,296	76,296
Balance—March 31, 2021	132,304	$13	$2,697,380	$29	$(256,110)	$2,441,312

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss)	$(26,306)	$76,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,486	9,605
Stock-based compensation expense	69,580	40,537
Amortization of right-of-use assets	11,143	6,458
Amortization of content assets	44,452	9,818
Provision for (recoveries of) doubtful accounts	1,013	(54)
Other items, net	(264)	31
Changes in operating assets and liabilities:
Accounts receivable	75,675	32,608
Inventories	(22,587)	12,649
Prepaid expenses and other current assets	(15,751)	(19,001)
Other non-current assets	(9,764)	(60,484)
Accounts payable	12,307	(18,857)
Accrued liabilities	(45,513)	29,052
Operating lease liabilities	(9,193)	(12,436)
Other long-term liabilities	(49)	548
Deferred revenue	5,569	(10,971)
Net cash provided by operating activities	101,798	95,799
Cash flows from investing activities:
Purchases of property and equipment	(14,764)	(3,717)
Acquisition of businesses, net of cash acquired	—	(102,804)
Net cash used in investing activities	(14,764)	(106,521)
Cash flows from financing activities:
Proceeds from equity issued under at-the-market offering, net of issuance costs	—	989,615
Repayments of borrowings	(1,250)	(1,250)
Proceeds from equity issued under incentive plans	3,352	6,705
Net cash provided by financing activities	2,102	995,070
Net increase in cash, cash equivalents and restricted cash	89,136	984,348
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(82)	—
Cash, cash equivalents and restricted cash —beginning of period	2,147,670	1,093,249
Cash, cash equivalents and restricted cash —end of period	$2,236,724	$2,077,597
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	2,235,092	2,077,514
Restricted cash, current	—	83
Restricted cash, non-current	1,632	—
Cash, cash equivalents and restricted cash —end of period	$2,236,724	$2,077,597

	Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$656	$647
Cash paid for income taxes	$511	$277
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$3,413	$2,860
Unpaid portion of acquisition-related expenses	$—	$1,595
Unpaid portion of at-the-market issuance costs	$—	$105
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022 (the “Annual Report”).
The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Two financial institutions managed 23% and 30% of the Company’s cash and cash equivalents balance as of March 31, 2022 and 30% and 27% of the Company’s cash and cash equivalents balance as of December 31, 2021, respectively.
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
Allowance for Sales Returns: Allowance for sales returns consists of the following activities (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Beginning balance	$6,015	$5,912
Add: Charged to revenue	3,521	2,526
Less: Utilization of sales return reserve	(5,437)	(4,670)
Ending balance	$4,099	$3,768
Allowance for Sales Incentives: Allowance for sales incentives consists of the following activities (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Beginning balance	$48,411	$30,838
Add: Charged to revenue	17,611	12,618
Less: Utilization of sales incentive reserve	(38,134)	(23,320)
Ending balance	$27,888	$20,136
Allowance for Doubtful Accounts: Allowance for doubtful accounts consists of the following activities (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Beginning balance	$2,158	$4,181
Provision for (recoveries of) doubtful accounts	1,013	(54)
Adjustments for recovery and write-off	—	—
Ending balance	$3,171	$4,127
The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of March 31, 2022 and December 31, 2021.
Recently Adopted Accounting Standards
On January 1, 2022, the Company early adopted the guidance issued by the Financial Accounting Standards Board (“FASB”) in October 2021. The FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require companies to apply Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
On January 1, 2021, the Company adopted the guidance issued in ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis of goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 15.
The contract balances include the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Accounts receivable, net	$675,705	$752,393
Contract assets (included in Prepaid expenses and other current assets)	61,681	46,952

Deferred revenue, current portion	$54,408	$45,760
Deferred revenue, non-current portion	25,647	28,726
Total deferred revenue	$80,055	$74,486
Accounts receivable are recorded at the amount invoiced, net of allowances for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets increased by $14.7 million during the three months ended March 31, 2022 primarily due to an increase in revenue from content publishers during the period combined with the timing of billing which falls into a subsequent period.
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased by approximately $5.6 million during the three months ended March 31, 2022 primarily due to the timing of fulfillment of performance obligations related to platform revenue contracts.
Revenue recognized during the three months ended March 31, 2022, from amounts included in total deferred revenue as of December 31, 2021, was $22.4 million. Revenue recognized during the three months ended March 31, 2021, from amounts included in total deferred revenue as of December 31, 2020, was $26.2 million.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $1,427.4 million as of March 31, 2022 of which the Company expects to recognize approximately 39% over the next 12 months and the remainder thereafter.
The Company recognized revenue of $11.2 million and $29.0 million during the three months ended March 31, 2022 and 2021, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.
The Company did not have any customer that accounted for more than 10% of its total net revenue during the three months ended March 31, 2022. Customer H accounted for 11% of the total net revenue during the three months ended March 31, 2021.
4. BUSINESS COMBINATIONS
Nielsen’s Advanced Video Advertising Business
On February 28, 2021, the Company entered into an Asset and Stock Purchase Agreement to purchase the Advanced Video Advertising (“AVA”) business from Nielsen Holdings PLC (“Nielsen”). The AVA business consists primarily of video automatic content recognition and dynamic ad insertion technologies. On April 15, 2021, the Company closed the transaction, acquiring from Nielsen the AVA business, consisting of certain assets and liabilities and all of the equity interests in a subsidiary associated with the AVA business (the “Acquisition”). In conjunction with the Acquisition, the Company and Nielsen entered into a strategic commercial arrangement under which the parties will provide certain advertising measurement solutions to each other. The Company acquired Nielsen’s AVA business to accelerate its launch of an end-to-end linear ad replacement solution and to further integrate Nielsen’s ad and content measurement products into the Company’s ad platform.
The total purchase consideration for Nielsen’s AVA business was $53.4 million, which consisted of (i) $38.5 million paid in cash and (ii) $21.4 million of non-cash consideration related to obligations to deliver services to Nielsen, offset by (iii) $6.5 million of services to be received from Nielsen. The obligations to deliver services to Nielsen were recorded at fair value using the incremental cash flow method. The services to be delivered to Nielsen are recognized within Other income (expense), net in the condensed consolidated statements of operations over the six year service period. The services to be received from Nielsen represent contract terms that the Company entered into for future goods and services that were recorded at fair value using the incremental cash flow method. These services are recognized as Cost of revenue, platform in the condensed consolidated statements of operations over the six year service period. The Company incurred $3.9 million in acquisition-related expenses that were recorded in General and administrative expenses in the consolidated statements of operations during the year ended December 31, 2021.
The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed, reflecting measurement period adjustments through March 31, 2022, is based on estimated fair values and is as follows (in thousands):

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
The fair value of the developed technology is estimated using the relief-from-royalty method. The key valuation assumptions include the Company’s estimates of expected future earnings and royalty rate. The Company amortizes the fair value of the developed technology on a straight-line basis over its useful life. The fair value of the in-process research and development (“IPR&D”) technology is estimated using the multi-period-excess-earnings method. The key valuation assumptions include the Company’s estimates of expected future revenue and margin. Once the project reaches technological feasibility, the Company will amortize the fair value of the IPR&D technology on a straight-line basis over its useful life.

The valuation of the intangible assets acquired from Nielsen’s AVA business along with their estimated useful lives, is as follows (in thousands, except years):

	Estimated Fair Value	Estimated Weighted-Average Useful Lives (in years)
Developed technology	$11,000	5.9
IPR&D technology	7,500
Estimated fair value of acquired intangible assets	$18,500	5.9
This Old House
On March 19, 2021, the Company acquired all outstanding shares of TOH Intermediate Holdings, LLC (“This Old House”), a home improvement media business, according to the terms and conditions of an Equity Purchase Agreement. The Company acquired the This Old House business because the Company believes the content aligns with The Roku Channel’s ad-supported growth strategy.
The total purchase consideration for This Old House was $97.8 million, paid entirely in cash. The Company incurred $2.4 million in acquisition-related expenses that were recorded in General and administrative expenses in the consolidated statements of operations during the year ended December 31, 2021.
The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed, is based on estimated fair values and is as follows (in thousands):

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
Other non-current assets include $22.5 million of content assets acquired. The fair value of the content assets is estimated using the income approach. Amortization expense related to the content assets is recorded on an accelerated basis according to the pattern of monetization.
The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to expected synergies in the advertising offerings as the Company brings more free ad-supported content to the users. The goodwill recorded is deductible for tax purposes.

The fair value of the tradename is estimated using the relief-from-royalty method. The key valuation assumptions include the Company's estimates of expected future revenue and royalty rate. The Company amortizes the fair value of the tradename on a straight-line basis over its useful life.
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
Intangible Assets
The following table is the summary of the Company’s intangible assets (in thousands, except years):

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(28,362)	$45,005	5.9
Customer relationships	14,100	(8,277)	5,823	4.0
Tradename	20,400	(2,466)	17,934	9.8
Patents	4,076	(679)	3,397	14.0
Intangible assets subject to amortization	111,943	(39,784)	72,159	6.7
IPR&D technology	7,500	—	7,500
Total Intangible assets	$119,443	$(39,784)	$79,659

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(25,350)	$48,017	5.9
Customer relationships	14,100	(7,395)	6,705	4.0
Tradename	20,400	(1,966)	18,434	9.8
Patents	4,076	(606)	3,470	14.0
Intangible assets subject to amortization	111,943	(35,317)	76,626	6.7
IPR&D technology	7,500	—	7,500
Total Intangible assets	$119,443	$(35,317)	$84,126
The Company recorded expenses of $4.5 million and $3.6 million for amortization of intangible assets during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded amortization of developed technology in Cost of revenue, platform and Research and development expenses. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations.

As of March 31, 2022, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2022 (remaining 9 months)	$13,278
2023	17,066
2024	14,275
2025	12,571
2026	4,074
Thereafter	10,895
Total	$72,159
6. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Accounts receivable, gross	$711,043	$809,220
Less: Allowances
Allowance for sales returns	4,099	6,015
Allowance for sales incentives	27,888	48,411
Allowance for doubtful accounts	3,171	2,158
Other allowances	180	243
Total allowances	35,338	56,827
Accounts receivable, net	$675,705	$752,393
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Computers and equipment	$39,913	$38,473
Leasehold improvements	194,788	182,229
Internal-use software	7,274	7,274
Office equipment and furniture	22,550	20,829
Property and equipment, gross	264,525	248,805
Less: Accumulated depreciation and amortization	(78,217)	(71,238)
Property and equipment, net	$186,308	$177,567
Depreciation and amortization expense, for property and equipment assets, for the three months ended March 31, 2022 and 2021 was $7.0 million and $6.0 million, respectively.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Payments due to content publishers	$177,724	$165,894
Accrued cost of revenue	106,866	142,014
Marketing, retail, and merchandising costs	67,388	47,428
Operating lease liability, current	43,273	37,116
Content liability, current	78,224	70,462
Other accrued expenses	101,373	86,141
Total accrued liabilities	$574,848	$549,055
Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Platform, current	$33,181	$22,240
Player, current	21,227	23,520
Total deferred revenue, current	54,408	45,760
Platform, non-current	5,214	9,324
Player, non-current	20,433	19,402
Total deferred revenue, non-current	25,647	28,726
Total deferred revenue	$80,055	$74,486
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Content liability, non-current	$56,432	$51,211
Other long-term liabilities	31,435	31,274
Total other long-term liabilities	$87,867	$82,485
7. CONTENT ASSETS
Content assets, net recorded as part of Other non-current assets consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Licensed content, net	$228,978	$199,290
Produced content:
Released, less amortization	21,013	20,030
Completed, not released	1,235	881
In production	10,455	3,512
Total produced content, net	32,703	24,423
Total content assets, net	$261,681	$223,713

Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is reflected in the table below (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Licensed content	$41,625	$9,616
Produced content	2,827	202
Total amortization costs	$44,452	$9,818
8. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value are as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Fair Value	Level 1	Fair Value	Level 1
Assets:
Cash and cash equivalents:
Cash	$1,634,957	$1,634,957	$1,130,172	$1,130,172
Money market funds	600,135	600,135	1,015,871	1,015,871
Restricted cash, non-current	1,632	1,632	1,627	1,627
Total assets measured and recorded at fair value	$2,236,724	$2,236,724	$2,147,670	$2,147,670
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
Financial assets and liabilities measured using Level 1 inputs include cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $600.1 million and $1,015.9 million as cash equivalents as of March 31, 2022 and December 31, 2021, respectively, using Level 1 inputs.
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
The Company did not have Level 2 instruments as of March 31, 2022 and December 31, 2021.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The Company did not have Level 3 instruments as of March 31, 2022 and December 31, 2021.
Assets and liabilities that are measured at fair value on a non-recurring basis
Non-financial assets such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets, and content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized.

9. LEASES
The Company's operating leases are primarily for office facilities. The leases have remaining terms ranging from one year to eleven years and may include options to extend or terminate the lease. The depreciable life of right-of-use assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost (1)	$15,357	$10,266
Variable lease cost	4,225	2,952
Total operating lease cost	$19,582	$13,218
(1)Operating lease cost is presented net of sublease income. Sublease income for the three months ended March 31, 2022 and 2021, respectively, was not material.
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$13,658	$16,224
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$66,690	$5,498
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$401,154	$345,660

Operating lease liability, current (included in Accrued liabilities)	$43,273	$37,116
Operating lease liability, non-current	444,115	394,724
Total operating lease liability	$487,388	$431,840

Weighted-average remaining term for operating leases (in years)	8.47	8.38
Weighted-average discount rate for operating leases	3.70%	3.98%

Future lease payments under operating leases as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2022 (remaining 9 months)	$42,216
2023	66,166
2024	64,539
2025	68,737
2026	69,013
Thereafter	273,507
Total future lease payments	584,178
Less: imputed interest	(84,730)
Less: expected tenant improvement allowance	(12,060)
Total	$487,388
As of March 31, 2022, the Company’s commitment relating to operating leases that have not yet commenced was $192.6 million. These operating leases will commence starting in fiscal year 2022 with lease terms of approximately three to eleven years.
10. DEBT
The Company’s outstanding debt as of March 31, 2022 and December 31, 2021 is as follows (in thousands, except interest rates):

	As of
	March 31, 2022		December 31, 2021
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$88,750	3.4%	$90,000	2.0%
Less: Debt issuance costs	(102)		(132)
Net carrying amount of debt	$88,648		$89,868
The carrying amount of debt approximates fair value due to its variable interest rates. The interest expense for the three months ended March 31, 2022 and 2021 was $0.8 million and $0.5 million, respectively.
Senior Secured Term Loan A and Revolving Credit Facilities
On February 19, 2019, the Company entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (as amended on May 3, 2019, the “Credit Agreement”), which provides for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility subject to certain conditions. See Note 10 to the consolidated financial statements in our Annual Report for additional details regarding the Credit Agreement.
On November 18, 2019, the Company borrowed an aggregate principal amount of $100.0 million from the Term Loan A Facility. The Company elected an interest rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on the Company’s secured leverage ratio. The borrowings under the Credit Agreement mature or have to be repaid in full by February 2023.
The Company had outstanding letters of credit against the Revolving Credit Facility of $38.0 million as of March 31, 2022 and December 31, 2021.
As of March 31, 2022, the Company was in compliance with all of the covenants of the Credit Agreement.

11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
At March 31, 2022, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of March 31, 2022
Common stock awards granted under equity incentive plans	12,291
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan (1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	30,103
Total reserved shares of common stock	47,483
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

Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2022 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2021	3,286	$169.76
Awarded	3,796	140.48
Released	(395)	99.76
Forfeited	(136)	160.81
Balance as of March 31, 2022	6,551	$157.20
As of March 31, 2022, the Company had $913.3 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.82 years.
Stock Options
The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan for the three months ended March 31, 2022 (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	6,174	$51.87	5.8
Granted	5	159.94	—
Exercised	(439)	7.64	—
Forfeited and expired	—	—	—
Balance as of March 31, 2022	5,740	$55.34	5.7	$487,095

Options exercisable as of March 31, 2022	4,258	$17.59	4.9	$464,702
As of March 31, 2022, the Company had $60.3 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.88 years.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over four years. For the three months ended March 31, 2022 and 2021, the amount of stock-based compensation capitalized as part of internal-use software was not material.

The following table shows the total stock-based compensation expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of revenue, platform	$569	$198
Cost of revenue, player	236	415
Research and development	28,390	16,554
Sales and marketing	23,911	13,363
General and administrative	16,474	10,007
Total stock-based compensation	$69,580	$40,537
12. COMMITMENTS AND CONTINGENCIES
Manufacturing Purchase Commitments
The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of March 31, 2022, the Company had $189.1 million of non-cancelable purchase commitments for inventory.
Licensed Content Commitments
The Company enters into contracts with content publishers to license content for streaming. When a title becomes available, the Company records an asset and a liability on the condensed consolidated balance sheets.
As of March 31, 2022, the Company's total obligation for licensed content is $444.7 million, of which the Company recorded $106.3 million in Current liabilities and $56.4 million in Other long-term liabilities in the condensed consolidated balance sheet. The remaining $282.0 million is not yet recognized on the condensed consolidated balance sheets as the content does not meet the criteria for asset recognition.
The expected timing of payments for these content obligations are as follows (in thousands):

Year Ending December 31,
2022 (remaining 9 months)	$195,594
2023	118,531
2024	66,949
2025	39,535
2026	10,713
Thereafter	13,362
Total content obligations	$444,684
The Company also licenses content under arrangements where the payments are variable and based on the revenue earned by the Company. Since those amounts cannot be determined, they are not included in the obligations above.
Letters of Credit
As of March 31, 2022 and December 31, 2021, the Company had irrevocable letters of credit outstanding in the amount of $38.0 million related to operating leases. The letters of credit have various expiration dates through 2030.
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

From time to time, the Company is subject to legal proceedings, claims, and investigations in the ordinary course of business, including claims relating to employee relations, business practices and patent infringement. The Company is involved in litigation matters not listed herein. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in are reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. During the three months ended March 31, 2022 and 2021, the Company did not have any loss contingencies that were material.
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
13. INCOME TAXES
Income tax expense was $2.2 million for the three months ended March 31, 2022 and income tax benefit was $0.8 million for the three months ended March 31, 2021. Income tax expense for the three months ended March 31, 2022 was primarily attributable to U.S. and non-U.S. operations. Income tax benefit for the three months ended March 31, 2021, was primarily attributable to the Company's non-U.S. operations.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of March 31, 2022, management believes it is more likely than not that some deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets, including net operating losses primarily for the U.S. and any jurisdiction where the Company does not expect to realize its benefits in the future.
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
For purposes of the calculation of diluted net income (loss) per share, options to purchase common stock and restricted stock units are considered common stock equivalents. Dilutive shares of common stock are determined by applying the treasury stock method. The dilutive shares are excluded from the calculation of diluted net loss per share in the period of net loss, as their effect is antidilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net income (loss)	$(26,306)	$76,296
Denominator:
Basic net income (loss) per share:
Weighted-average common shares outstanding — basic	135,539	129,674
Net income (loss) per share — basic	$(0.19)	$0.59

Diluted net income (loss) per share:
Weighted-average common shares outstanding — basic	135,539	129,674
Effect of potentially dilutive securities:
Restricted stock units	—	3,411
Stock options	—	7,243
Weighted-average common shares outstanding — diluted	135,539	140,328
Net income (loss) per share — diluted	$(0.19)	$0.54
For the three months ended March 31, 2022 and 2021 equity awards to purchase 12.3 million shares of common stock and 0.1 million shares of common stock, respectively, are excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect.
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
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Platform segment revenue:
Customer H	*	14%

Player segment revenue:
Customer A	*	10%
Customer B	21%	23%
Customer C	38%	39%
Revenue in international markets was less than 10% in each of the periods presented. Substantially all Company assets were held in the United States and were attributable to the operations in the United States as of March 31, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report for the year ended December 31, 2021, filed on February 18, 2022, with the SEC.
Overview
We operate in two reportable segments: the platform segment and the player segment. Platform revenue is generated from the sale of digital advertising and related services, including our OneView ad platform, content distribution services (such as subscription and transaction revenue shares, media and entertainment promotional spending, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls), and licensing arrangements with service operators and TV brands.
Player revenue is generated primarily from the sale of streaming players and audio products. We expect to continue to manage the average selling prices (“ASP”) of our streaming players to increase our active accounts. We expect that the trade off from player gross profit or loss to grow active accounts will result in increased platform revenue and platform gross profit.
COVID-19 Update
The COVID-19 pandemic continues to evolve. Governmental authorities update their precautionary measures and promote vaccination programs to manage the spread of the virus as different variants of the virus surface and subside. Most of our employees now have a hybrid work schedule (consisting of both in-person work and working from home) in 2022.
The COVID-19 pandemic, and the resulting precautionary measures, have caused, and are expected to continue to cause, economic uncertainty both in the United States and globally, as well as significant volatility in, and disruption to, financial markets and supply chains. Global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices. The increasing component costs put additional constraints on our player gross margin resulting in a gross loss in the player segment for the three months ended March 31, 2022. Though we do not believe that the cost constraints and supply chain issues are permanent, they may continue to impact us and we expect our player gross margin to be negative in the near term. In addition, some of our TV brand partners have faced inventory challenges that have negatively impacted their unit sales. Some of our advertising verticals experienced supply chain disruptions that negatively impacted their product availability and resulted in advertisers reducing their overall advertising spend. While we experienced an increase in TV streaming during the peak of the COVID-19 pandemic and our business has generally benefited, there can be no assurance that these patterns will continue through 2022.
We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts on global macro economic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including supply chain constraints, increased component prices, and changes in the spending pattern of advertisers. We expect these factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.
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
Our gross profit was $364.8 million and $326.8 million for the three months ended March 31, 2022 and 2021, respectively, reflecting an increase of 12%.

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
We had 61.3 million and 53.6 million active accounts as of March 31, 2022 and 2021, respectively, reflecting an increase of 14%.
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
Furthermore, streaming hours on our platform are measured whenever a Roku player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a Roku player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep and does not stop or pause the player, then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. However, since the first quarter of 2020, all of our devices include a Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. Some of our leading channel partners, including Netflix, also have implemented similar features within their channels. This Roku OS feature supplements these channel features, and we believe that it benefits us, our customers, channel partners, and advertisers. This feature has not had and is not expected to have a material impact on our future financial performance.
We streamed 20.9 billion and 18.3 billion hours during the three months ended March 31, 2022 and 2021, respectively, reflecting an increase of 14%.
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
ARPU was $42.91 as of March 31, 2022 as compared to $32.14 as of March 31, 2021, reflecting an increase of 34%.
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
Cost of Revenue
Cost of Platform Revenue
Cost of platform revenue primarily consists of costs associated with acquiring advertising inventory, amortization costs of content, both licensed and produced, and revenue share with content publishers. Cost of platform revenue also includes other costs such as payment processing fees, allocated expenses associated with the delivery of our services that primarily include costs of third-party cloud services and salaries, benefits, and stock-based compensation for our customer support and platform operations personnel, and amortization of acquired developed technology.
Cost of Player Revenue
Cost of player revenue is comprised mostly of manufacturing costs for streaming players and audio products payable to our third-party contract manufacturers and technology licenses or royalty fees. Cost of player revenue also includes inbound and outbound freight, duties and logistics costs, third-party packaging, inventory reserves, and allocated overhead costs related to facilities and customer support, and salaries, benefits, and stock-based compensation for operations personnel.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions, and stock-based compensation for our employees engaged in sales and sales support, marketing, communications, data science and analytics, business development, product management, and partner support functions. Sales and marketing expenses also include marketing, retail and merchandising costs, and allocated facilities and overhead expenses. We expect sales and marketing expenses to increase in absolute dollars in future periods as we focus on growing active accounts, platform and player revenue, and expanding our business internationally.
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
Other Income (Expense), Net
For the three months ended March 31, 2022, other income (expense), net consists of interest income on cash and cash equivalents, income recognized related to non-cash consideration associated with the delivery of services as part of a strategic commercial arrangement, interest expense that includes interest on our debt and amortization of deferred debt costs, foreign currency re-measurement, and transaction gains and losses. For the three months ended March 31, 2021, other income (expense), net consists of interest income on cash and cash equivalents, interest expense that includes interest on our debt and amortization of deferred debt costs, foreign currency re-measurement, and transaction gains and losses.
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists primarily of income taxes in certain foreign jurisdictions where we conduct business and income taxes in the United States. We have a valuation allowance for deferred tax assets, including net operating losses primarily for U.S. and any jurisdiction where we do not expect to realize their benefits in the future. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Revenue:
Platform	88%	81%
Player	12%	19%
Total net revenue	100%	100%
Cost of Revenue:
Platform	36%	27%
Player	14%	16%
Total cost of revenue	50%	43%
Gross Profit (Loss):
Platform	52%	54%
Player	(2)%	3%
Total gross profit	50%	57%
Operating Expenses:
Research and development	22%	18%
Sales and marketing	20%	15%
General and administrative	11%	11%
Total operating expenses	53%	44%
Income (Loss) from Operations	(3)%	13%
Other Income (Expense), Net:
Interest expense	—%	—%
Other income (expense), net	—%	—%
Total other income (expense), net	—%	—%
Income (Loss) Before Income Taxes	(3)%	13%
Income tax expense (benefit)	—%	—%
Net Income (Loss)	(3)%	13%

Comparison of Three Months Ended March 31, 2022 and March 31, 2021
Net Revenue

	Three Months Ended
	March 31, 2022	March 31, 2021	Change $	Change %
(in thousands, except percentages)
Platform	$646,904	$466,526	$180,378	39%
Player	86,795	107,657	(20,862)	(19)%
Total net revenue	$733,699	$574,183	$159,516	28%
Platform
Platform revenue increased by $180.4 million, or 39%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily from higher revenue from advertising and content distribution services, such as media and entertainment promotional revenue and distribution of Premium Subscriptions through The Roku Channel. The increase in the variety of content, both licensed and original productions, have significantly increased the advertising opportunities available on the platform.
Player
Player revenue decreased by $20.9 million, or 19%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a decrease in both the volume of streaming players sold and average selling prices. The volume of streaming players sold decreased by 12% and the average selling price of players decreased by 9% mainly due to the slowdown in growth in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 when the growth was aided by the COVID-19 pandemic. Revenue from the sale of audio products and accessories was also impacted by the same factors resulting in lower revenue during the period.
Cost of Revenue and Gross Profit

	Three Months Ended
	March 31, 2022	March 31, 2021	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$266,985	$154,590	$112,395	73%
Player	101,907	92,822	9,085	10%
Total cost of revenue	$368,892	$247,412	$121,480	49%
Gross Profit (Loss):
Platform	$379,919	$311,936	$67,983	22%
Player	(15,112)	14,835	(29,947)	(202)%
Total gross profit	$364,807	$326,771	$38,036	12%
Platform
The cost of platform revenue increased by $112.4 million, or 73%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase is primarily driven by higher cost of acquiring content that includes content amortization costs, Premium Subscription costs, content publisher revenue share and credit card processing fees, and higher cost of acquiring advertising inventory totaling $95.5 million. Platform costs increased an additional $16.4 million due to increases in cloud services costs for supporting the platform and higher personnel costs.
Gross profit for platform revenue increased by $68.0 million, or 22%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by the overall growth in our platform revenue.
Player
The cost of player revenue increased by $9.1 million, or 10%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase is driven by higher inventory reserves of $5.0 million due to increased lower of cost or market valuation loss on existing inventory, higher manufacturing costs of $1.4 million due to increased component costs, and higher freight costs of $2.2 million incurred to maintain adequate inventory through supply chain issues.
Gross profit for player revenue decreased by $29.9 million, or 202%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, resulting in a gross loss for the three months ended March 31, 2022. The loss was mainly driven by reduced player revenue during the quarter combined with higher costs. We believe that the cost increases and supply chain issues will continue in the near future, and we expect to incur negative gross margin in the player segment in the near term.
Operating Expenses

	Three Months Ended
	March 31, 2022	March 31, 2021	Change $	Change %
(in thousands, except percentages)
Research and development	$163,998	$101,581	$62,417	61%
Sales and marketing	146,522	88,873	57,649	65%
General and administrative	77,777	60,511	17,266	29%
Total operating expenses	$388,297	$250,965	$137,332	55%
Research and development
Research and development expenses increased by $62.4 million, or 61%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase is primarily due to increases in personnel-related costs of $46.4 million, as a result of increased engineering headcount and related stock-based compensation, higher facilities and information technology costs of $12.3 million from expansion of office facilities, computer equipment, and infrastructure to support growth and higher headcount, and higher consulting, professional services, and cloud services costs of $3.9 million.
Sales and marketing
Sales and marketing expenses increased by $57.6 million, or 65%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase is primarily due to increases in personnel-related costs of $39.6 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing, and business analytics to support efforts to grow our business. Sales and marketing expenses also include an increase of $9.4 million mainly due to increases in marketing, retail and merchandising costs, and advertising expenses to promote the Roku brand, an increase of $3.2 million in professional services and consulting fees, and an increase in facilities and information technology costs of $4.3 million to support expansion of office facilities and higher headcount.
General and administrative
General and administrative expenses increased by $17.3 million, or 29%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase is primarily due to increases in personnel-related costs of $12.3 million related to increased headcount and related stock-based compensation and an increase in facilities and information technology costs of $3.9 million to support expansion of office facilities and higher headcount.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2022	March 31, 2021	Change $	Change %
(in thousands, except percentages)
Interest expense	$(1,057)	$(742)	$(315)	42%
Other income (expense), net	409	441	(32)	(7)%
Total other income (expense), net	$(648)	$(301)	$(347)	115%
Total other expense, net, increased by $0.3 million, or 115%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increased expense was primarily driven by an increase in interest expense of $0.3 million due to higher interest rates on the outstanding debt, foreign exchange losses of $0.7 million offset by higher interest income of $0.4 million from improved interest rates on our cash balance and higher other income of $0.3 million related to non-cash consideration associated with the delivery of services for a strategic commercial arrangement.
Income Tax Expense (Benefit)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change $	Change %
(in thousands, except percentages)
Income tax expense (benefit)	$2,168	$(791)	$2,959	(374)%
Income tax expense increased by $3.0 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven primarily by the adoption of new U.S. tax legislation from the Tax Cuts and Jobs Act, effective January 1, 2022, and a decrease in stock-based compensation excess tax benefits.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $2,235.1 million. Approximately 1.1% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations.
Our primary sources of cash are receipts from platform and player revenue and proceeds from equity sales, including equity issued pursuant to our employee equity incentive plans. The primary uses of cash are costs of revenue, including costs to acquire advertising inventory, costs to acquire content through licensing, producing or revenue sharing, third-party manufacturing costs, as well as operating expenses including payroll-related expenses, consulting and professional service fees, and facility and marketing expenses. Other uses of cash include purchases of property and equipment and mergers and acquisitions.
As our business and workforce continue to expand, we expect to continue to incur expenses for facility and building related costs for our office locations in the United States and internationally. In addition, we expect to continue our investments in purchases of computer systems and other property and equipment. We have pursued merger and acquisition activities, such as the acquisition of the Nielsen AVA business, the This Old House business, and content rights from Quibi in fiscal year 2021, and we may pursue additional merger and acquisition activities in the future. These activities can materially impact our liquidity and capital resources.
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
For our current borrowings, we have elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio. The borrowings under the facility mature or have to be repaid in full by February 2023. Our obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default. As of March 31, 2022, we were in compliance with all of the covenants of the Credit Agreement. See Note 10 to the condensed consolidated financial statements in Item 1 of this Quarterly Report and Note 10 to the consolidated financial statements in our Annual Report for additional details regarding the Credit Agreement.
We had outstanding letters of credit of $38.0 million as of March 31, 2022 and December 31, 2021, against the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$101,798	$95,799
Cash flows used in investing activities	$(14,764)	$(106,521)
Cash flows provided by financing activities	$2,102	$995,070
Cash Flows from Operating Activities
Our operating activities provided cash of $101.8 million for the three months ended March 31, 2022. Our net loss of $26.3 million for the three months ended March 31, 2022 was adjusted by non-cash charges of $137.4 million comprised mainly of stock-based compensation, amortization of content assets, depreciation and amortization on property and equipment and intangible assets, and amortization of operating right-of-use assets. The changes in our operating assets and liabilities used cash of $9.3 million mainly from an increase in inventory balances, an increase in content assets, an increase in contract assets from revenue recognized from customers, payments made for operating lease liabilities, offset by inflows from an increase in accounts payable and deferred revenue and decrease in accounts receivable. These changes are mainly due to overall growth in the business combined with the timing of receipts from customers and payments to vendors.
Cash Flows from Investing Activities
Our investing activities for the three months ended March 31, 2022 included cash outflows of $14.8 million for purchases of property and equipment and expenditures related to expansion of our office facilities.
Cash Flows from Financing Activities
Our financing activities provided cash of $2.1 million for the three months ended March 31, 2022. The cash was received from proceeds from the exercise of employee stock options of $3.4 million. These inflows were offset by $1.3 million of repayments made on borrowings.
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of March 31, 2022 consisted of:
•Principal payments related to our Term Loan A Facility that are included in our condensed consolidated balance sheets and the related periodic interest payments. For additional information regarding the terms of the debt and interest payable, see Note 10 to the consolidated financial statements in our Annual Report.
•Commitments to purchase finished goods from our contract manufacturers and other inventory related items. Consistent with industry practices, we enter into firm, non-cancelable, and unconditional purchase commitments with our contract manufacturers to acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Our contract manufacturers source components and build our products based on these demand forecasts. Changes to projected demand or in the subsequent sales mix of our products may result in us being committed to purchase excess inventory to satisfy these commitments. For additional information regarding manufacturing purchase commitments, see Note 12 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
•Commitments to license content from content publishers under contractual arrangements. For additional information regarding licensed content commitments, see Note 12 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.

•Operating lease liabilities that are included in our condensed consolidated balance sheets and liabilities related to the lease arrangements that have not yet commenced. For additional information regarding our lease liabilities, see Note 9 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents, and interest expense on the Credit Agreement. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of March 31, 2022, borrowings under the Term Loan A Facility totaled $88.8 million with an effective interest rate of 3.4%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $0.9 million.
Foreign Currency Exchange Rate Risk
During the three months ended March 31, 2022 there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 12 to the condensed consolidated financial statements, Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized. The risks facing our business have not changed substantively from those discussed in our Annual Report, filed with the SEC on February 18, 2022, except for those risks marked with an asterisk (*).
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
•natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events;
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
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as legacy TV, radio, and print, and to advertising through digital and social media platforms. The future growth of our business depends on the growth of OTT advertising and on advertisers increasing their spend on advertising on our platform. Although legacy TV advertisers have shown growing interest in OTT advertising, we cannot be certain that their interest will continue to increase or that they will not revert to legacy TV advertising, especially if our users no longer stream TV or significantly reduce the amount of TV they stream as a result of the COVID-19 pandemic waning, as a result of the launch of new hybrid broadcast standards (such as ATSC 3.0), or for other reasons. In addition, if we are unable to compete with digital and social media platforms to win business from advertisers and agencies who have traditionally advertised on these platforms, such as direct-to-consumer and small or medium-sized businesses, our ability to grow our business may be limited. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.
Finally, there is political pressure in some countries to limit OTT advertising or impose local content requirements on OTT services, which could pose a threat to our services.
We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.*
Our business model depends on our ability to generate platform revenue from advertisers and content publishers. We generate platform revenue primarily from the sale of digital advertising and related services, and content distribution services (such as subscription and transaction revenue shares, media and entertainment promotional spending, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls). As such, we are seeking to expand the number of active accounts and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of streaming hours, however, does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed or every user on our platform. Moreover, streaming hours on our platform are measured whenever a player or a Roku TV is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep and does not stop or pause the player, then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. Since the first quarter of 2020, all Roku devices include a Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. Some of our leading channel partners, including Netflix, also have similar features within their channels. This Roku OS feature supplements these channel features, and we believe that it benefits us, our users, channel partners, and advertisers. This feature has not had and is not expected to have a material impact on our financial performance.
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
Through our OneView ad platform, advertisers and advertising agencies can programmatically purchase and manage their OTT, desktop and mobile advertising campaigns. OneView leverages the demand-side platform developed by dataxu, which we acquired in November 2019, and integrates the reach, inventory, and capabilities of our proprietary advertising products and services. The market for programmatic OTT ad buying is an emerging market, and our current and potential advertisers and advertising agencies may not shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic OTT ad buying deteriorates or develops more slowly than we expect, advertisers and advertising agencies may not use OneView or we may not attract prospective advertisers or advertising agencies to OneView, and our business could be harmed. In addition, we have limited experience running a demand-side platform, and if OneView does not have the functionality or services expected by advertisers or advertising agencies, we may not be able to attract their advertising spend to OneView, or our existing customers may not maintain or increase their spend on OneView. Moreover, our ownership of OneView may negatively impact the ability of OneView to purchase advertising on non-Roku platforms. If we fail to adapt to our rapidly changing industry or to our customers’ evolving needs, advertisers and advertising agencies will not adopt OneView, and our business may be harmed. We also may not be able to compete effectively with more established demand-side platforms or be able to adapt to changes or trends in programmatic OTT advertising, which would harm our ability to grow our advertising revenue and harm our business.
Our growth will depend in part on our ability to develop, maintain, and expand relationships with TV brand partners in the United States and international markets and, to a lesser extent, service operators.*
We have developed, and intend to continue to develop and expand, relationships with TV brand partners. We continue to invest in the growth and expansion of our Roku TV program both in the United States and international markets. In the past few years, the sale of Roku TV models by our TV brand partners has materially contributed to our active account growth, to our streaming hours, and to our platform monetization efforts. This growth has primarily been in the United States; however, our Roku TV licensing program has been expanded to certain international markets. We license the Roku OS and our smart TV reference designs to certain TV brand partners to manufacture co-branded smart TVs. We do not typically receive, nor do we typically expect to receive, license revenue from these arrangements, but we expect to incur expenses in connection with these commercial agreements. The primary economic benefits that we derive from these license arrangements have been and will likely continue to be indirect, primarily from growing our active accounts, increasing streaming hours, and generating content distribution and advertising-related revenue on our platform. If these arrangements do not continue to result in increased active accounts and streaming hours, and if that growth does not in turn lead to successfully monetizing that increased user activity, our business may be harmed.
The unanticipated loss of a relationship with a TV brand partner could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, or increase our marketing costs. If we are not successful in maintaining existing and creating new relationships with any of these third parties, or if we encounter technological, content licensing, or other impediments to our development of these relationships, our ability to grow our business could be adversely impacted.
We have also developed licensing relationships with certain service operators, primarily in international markets; however, this program has been decreasing in scale in recent years, as we have shifted the focus of our international growth to the sale of Roku streaming players and expanding our licensing program with TV brand partners. Based on the decreasing scale of our licensing program for service operators, we expect that the number of active accounts generated from this program will continue to decline, which may impact the overall growth rate of our active accounts in international markets.
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
We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the quarter ended March 31, 2022, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts, or streaming device sales may be adversely affected, and our business may be harmed.
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
We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV model sales.*
To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners’ Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target, and Walmart, including their online sales platforms, and online retailers such as Amazon. We also sell players directly through our website and internationally through distributors and retailers such as Coppel in Mexico, Magazine Luiza in Brazil, and MediaMarkt in Germany. As we have only recently expanded to certain international markets, we may not have established a strong reputation or relationships with global retailers as compared to our domestic operations or our competitors in international markets. Amazon, Best Buy, and Walmart in total accounted for 69% of our player revenue for the quarter ended March 31, 2022 and for both of the years ended December 31, 2021 and 2020. Our retailers and distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our players or our TV brand partners’ Roku TV models, choose not to prominently display those devices in their stores or on their websites, or close or severely limit access to their brick and mortar locations, the volume of our streaming devices or our TV brand partners’ Roku TV models sold could decrease, which would harm our business. If any of our existing TV brand partners choose to work exclusively with, or divert a significant portion of their business with us to other operating system developers, this may impact our ability to license the Roku OS and our smart TV reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines, stronger brand identity and greater marketing resources, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices and smart TVs, is able to market and promote these products more prominently on its website, and could refuse to offer or promote our devices on its website. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, could require us to increase our marketing expenditures to maintain our product visibility or result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.
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

We may also be involved in disputes with agencies and their advertisers over the operation of our streaming platform, the terms of our agreements or our billings for purchases made by them through our streaming platform or through our demand-side platform. If we are unable to collect or make adjustments to bills, we could incur credit losses, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies, and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. If we are not paid by our advertisers or advertising agencies on time or at all, our business may be harmed.
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
•capacity constraints;
•reduced component availability;
•production, supply chain, or shipping disruptions or delays, including from strikes, mechanical issues, quality control issues, natural disasters, geopolitical conflicts, and public health crises; and
•the impact of U.S. or foreign tariffs, trade, or sanctions restrictions on components, finished goods, software, other products, or data transfers.
As a result, we have limited control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply or when we introduce new streaming devices or other products. For example, in 2021, global supply chain disruptions led to increased component costs and shipping costs for our products, which negatively affected our player gross margin. Global supply chain disruptions have continued in 2022, and our player gross margin has been, and may continue to be, adversely affected.
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
Our contracts with our contract manufacturers generally may not contain terms that protect us against development, manufacturing, and supply disruptions or risks. For example, such contracts may not obligate our contract manufacturers to supply our players or other products in any specific quantity or at any specific price. If our contract manufacturers are unable to fulfill our production requirements in a timely manner, if their costs increase because of inflationary pressures, U.S. or international tariffs, sanctions, export or import restrictions, or if they decide to terminate their relationship with us, our order fulfillment may be delayed or terminated, and we would have to attempt to identify, select, and qualify acceptable alternative contract manufacturers. Alternative contract manufacturers may not be available to us when needed or may not be in a position to satisfy our production requirements at commercially reasonable prices, to our quality and performance standards on a timely basis, or at all. Any significant interruption in manufacturing at our contract manufacturers for any reason could require us to reduce our supply of players or other products to our retailers and distributors, which in turn would reduce our revenue, or incur higher freight costs than anticipated, which would negatively impact our player gross margin. In addition, our contract manufacturers’ facilities, and the facilities of our contract manufacturers’ suppliers, are located in various geographic areas that may be subject to political, economic, labor, trade, public health, social, and legal uncertainties, including Taiwan, Vietnam, China, and Brazil, and such uncertainties may harm or disrupt our relationships with these parties or their ability to perform. For example, if the current tensions between Taiwan and China escalate and impact the operations of our contract manufacturers and their Taiwanese suppliers, our supply chain and our business could be adversely affected. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and trade restrictions on exports or imports.
The supply of Roku TV models to the market could be disrupted if our Roku TV brand partners encounter problems with their internal operations or contract manufacturers or suppliers.*
Certain of our Roku TV brand partners have internal manufacturing capabilities and others primarily rely upon contract manufacturers to build the Roku TV models that they sell to retailers. Regardless of whether their manufacturing capabilities are internal or contracted, our Roku TV brand partners’ manufacturers may be vulnerable to capacity constraints and reduced component availability; increases in U.S. tariffs on imports of Roku TV models; future possible changes in U.S. regulations on exports of U.S. technologies; U.S. restrictions on dealings with certain countries, parties, regions, or imported inputs; foreign tariffs on U.S. parts or components for Roku TV models that are assembled outside of the United States; and supply chain disruptions and shipping delays. Their control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, may be limited. For those Roku TV brand partners with contract manufacturers or suppliers, the problems are exacerbated because the contract manufacturer is a third party, and the Roku TV brand partner does not have direct visibility into or control over the operations. Delays, component shortages, and other manufacturing and supply problems (whether due to the ongoing COVID-19 pandemic, high demand for consumer electronics and information technology products, or other reasons) could impair the retail distribution of their Roku TV models. Interruptions in the supply of Roku TV models to retailers and distributors at times have affected, and could adversely affect in the future, our active accounts and streaming hours. For example, in the first quarter of 2022, some of our Roku TV brand partners faced supply chain challenges that caused them to increase the pricing of their Roku TV models, which we believe negatively affected the volume of Roku TV devices sold at retail and resulted in slower active account and streaming hour growth.
Furthermore, any manufacturing issues affecting the quality or performance of our Roku TV brand partners’ Roku TV models could harm our brand and our business.
If we fail to accurately forecast our manufacturing requirements and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays, and lose revenue.*
We bear risks of excess and insufficient inventories under our contract manufacturing arrangements. For example, our contract manufacturers order materials and components in advance in an effort to meet our projected needs for our products. Lead times for the materials and components that our contract manufacturers order on our behalf through different component suppliers may vary significantly and depend on numerous factors outside of our control, including the specific supplier, contract terms, shipping and air freight, market demand for a component at a given time, and trade and government relations. Lead times for certain key materials and components incorporated into our players or other products are currently lengthy and may require our contract manufacturers to order materials and components many months in advance. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components or build excess products, we could be required to pay for these excess components or products. In the past, we have agreed to reimburse our contract manufacturers for purchased components that were not used as a result of our decision to discontinue a certain model of player or the use of particular components. If we incur costs to cover excess supply commitments, this would harm our business.
Conversely, if we underestimate our player or other product requirements, our contract manufacturers may have inadequate material or component inventory, which could interrupt the manufacturing of our players or other products, result in insufficient quantities available to meet demand, and result in delays or cancellation of orders from retailers and distributors. In addition, from time to time we have experienced unanticipated increases in demand that resulted in the need to ship players via air freight, which is more expensive than ocean freight, and adversely affected our player gross margin during such periods of high demand (for example, during end-of-year holidays). In the first quarter of 2022, increased shipping and component costs adversely impacted our player gross margin. If we fail to accurately forecast our manufacturing requirements, our business may be harmed.
Our players and other products incorporate key components from sole source suppliers, and if our contract manufacturers are unable to obtain sufficient quantities of these components on a timely basis, we will not be able to deliver our products to our retailers and distributors.*
We depend on sole source suppliers for key components in our players and other products. For example, each of our players may utilize a specific system on chip (or SoC), Wi-Fi silicon product, and Wi-Fi front-end module, each of which may be available from only a single manufacturer and for which we do not have a second source. Although this approach allows us to maximize product performance on lower cost hardware, reduce engineering development and qualification costs, and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as U.S. or foreign tariffs, war or other government or trade relations issues, other export or import restrictions on parts or components for finished products that are used in final assembly of their components (or on the finished products themselves), or shortages of key components. There is also the risk that the strategic supplier may stop producing such components, cease operations, be acquired by or enter into exclusive arrangements with our competitors or other companies, put contract manufacturers on allocation because of the ongoing global semiconductor shortage, or become subject to U.S. or foreign sanctions or export control restrictions or penalties. Such suppliers also have experienced, and may continue to experience, production, shipping, or logistical constraints arising from the COVID-19 pandemic and other macro headwinds, including inflationary pressures, geopolitical conflict, and supply chain disruptions. Such interruptions and delays have forced us to seek similar components from alternative sources, which have not always been available, and have caused us to delay product introductions and incur air freight expense. Switching from a sole-source supplier may require that we adapt our software, and redesign our products to accommodate new chips and components, and may require us to re-qualify our products with regulatory bodies, such as the U.S. Federal Communications Commission (“FCC”), which would be costly and time-consuming.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in recent quarters, we may not be able to maintain or grow our profitability.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we have achieved profitability in recent quarters, we may not be able to maintain or grow our profitability. As of March 31, 2022, we had an accumulated deficit of $116.3 million. We expect our operating expenses to increase in the future as we continue to expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to maintain and grow our profitability. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
Our gross margins vary across our devices and platform offerings. Our player segment has lower gross margins compared to our platform segment (which generates revenue from digital advertising sales and related services, content distribution services, and licensing arrangements). Gross margins on our players vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, player returns, and other cost fluctuations. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic, or sales channel mix, component cost increases, price competition, or the introduction of new streaming devices, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our player gross margin in an effort to increase the number of active accounts and grow our gross profit. As a result, our player revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to continue to increase our platform revenue and grow the number of active accounts, we may be unable to grow gross profit and our business will be harmed. In the first quarter of 2022, our player gross margin was negative due to rising component and shipping costs. Though we do not believe that the cost constraints and supply chain issues are permanent, they may continue to impact us and are expected to cause player gross margin to be negative in the near term. If a reduction in gross margin does not result in an increase in our active accounts or an increase our platform revenue and gross profit, our financial results may suffer, and our business may be harmed.
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
•support TV brand partners and service operators;
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
•unstable political and economic conditions, social unrest or economic instability, whatever the cause, including due to pandemics, natural disasters, wars, terrorist activity, foreign invasions (such as the Russian invasion of Ukraine), tariffs, trade disputes, local or global recessions, diplomatic or economic tensions (such as the rising tension between China and Taiwan), long-term environmental risks, or climate change;
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
•the COVID-19 pandemic or any other pandemics or epidemics, which could result in decreased economic activity in certain markets, changes in the use of our products or platform, or decreased ability to import, export, ship, or sell our products to supply such services to existing or new customers in international markets;
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
Our ability to compete and grow depends in large part on the efforts and talents of our employees. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic, workforce participation rates, and unstable political conditions. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating, and retaining these employees. Because we face significant competition to attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation packages before we can validate the productivity of those employees. In addition, the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. To retain employees, we also may need to increase our employee compensation levels in response to competition. The loss of employees or the inability to hire additional skilled employees necessary to support our growth could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause disruptions.
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
We have outstanding debt, and our credit facility provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
We entered into a credit agreement, dated February 9, 2019 (as amended on May 3, 2019, the “Credit Agreement”) among us, as borrower, certain of our subsidiaries from time to time party thereto, as guarantors, the lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (the “Agent”), providing for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”), and (iii) an uncommitted incremental facility subject to certain conditions. The Credit Agreement contains a number of affirmative and negative covenants, which may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. The Credit Agreement also contains a financial covenant requiring us to maintain a minimum adjusted quick ratio of at least 1.00 to 1.00, tested as of the last day of any fiscal quarter on the basis of the prior period of our four consecutive fiscal quarters. Pursuant to the Credit Agreement, we granted the Agent a security interest in substantially all of our and our subsidiary guarantors’ assets. In November 2019, we borrowed an aggregate principal amount of $100.0 million from the Term Loan A Facility. We also had outstanding letters of credit as of March 31, 2022 totaling $38.0 million against the Revolving Credit Facility. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Term Loan A and Revolving Credit Facilities” elsewhere in this Quarterly Report.
As of March 31, 2022, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.
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
Risks Related to Cybersecurity, Reliability, and Data Privacy
Significant disruptions of our information technology systems or data security incidents could harm our reputation, cause us to modify our business practices, and otherwise adversely affect our business and subject us to liability.*
We are dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process, and transmit large amounts of sensitive corporate, personal, and other information, including intellectual property, proprietary business information, user payment card information, other user information, employee information, and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity, and availability of personal information in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and limits on the use or cross-border transfer of such personal information. These obligations create potential legal liability to regulators, our business partners, our users, and other relevant stakeholders and impact the attractiveness of our subscription service to existing and potential users.
We have outsourced certain elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits, and stores our users’ or others’ personal information (such as payment card information), and as a result, we manage a number of third-party vendors and other partners who may or could have access to our information technology systems (including our computer networks) or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved in or have access to those systems, are very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks, and exposures, the size, complexity, accessibility, and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems vulnerable to unintentional or malicious, internal, and external threats on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including our efforts to educate or train our employees, we and our third-party vendors have experienced, and remain vulnerable to, data security incidents, including data breaches, phishing attacks, and improper employee access of confidential data. Malicious attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states, and others. The Russian invasion of Ukraine and resulting geopolitical conflict also have increased the risk of malicious attacks on information technology operations globally, including for companies headquartered in the United States.
Most of our employees now have a hybrid work schedule (consisting of both in-person work and working from home) in 2022. Although we have implemented work from home protocols and offer work-issued devices to employees, the actions of our employees while working from home may have a greater effect on the security of our systems and the data we process, including by increasing the risk of compromise to our systems, intellectual property, or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control, or the ability to transmit or store company-controlled data outside of our secured network.
In addition to the threat of unauthorized access or acquisition of sensitive or personal information or intellectual property, other threats include the deployment of harmful malware, ransomware attacks, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems regularly experience directed attacks that are intended to interrupt our operations; interrupt our users’, content publishers’, and advertisers’ ability to access our platform; extract money from us; or view or obtain our data (including without limitation user or employee personal information or proprietary information) or intellectual property. We cannot be certain that threat actors will not have a material impact on our systems or services in the future. Our safeguards intended to prevent or mitigate certain threats may not be sufficient to protect our information technology systems and data due to the developing sophistication and means of attack in the threat landscape as well as the impact that third-party vendors and third-party products may have on our cybersecurity. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology. Ransomware or other cybersecurity attacks affecting our third-party vendors also may impact our ability to operate our business, such as when our information technology or human resources vendors experience an outage of their systems, which renders services to downstream customers unavailable. Additionally, our third-party vendors or business partners’ information technology systems, or hardware/software provided by such third parties for use in our information technology systems, may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships. Open source software, which may be incorporated into our systems or products, inherently presents a large attack surface and may contain vulnerabilities of which we are not aware and which we cannot control or fully mitigate. For example, the Apache Log4j vulnerability discovered in December 2021 can be exploited by remote code execution, which can allow a bad actor to steal data or take over our systems. We have taken steps to patch this vulnerability by updating our relevant Apache software, but we, and the many other affected organizations, remain vulnerable in light of the widespread use of the Apache Log4i library and difficulty in identifying all instances of this library across an entire enterprise. We cannot assure you that we will not be impacted by this or other similar vulnerabilities in the future.
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
We and our service providers collect, process, transmit, and store personal and confidential information, which creates legal obligations and exposes us to potential liability.*
We collect, process, transmit, and store personal or confidential information about our users (and their devices), employees, and partners, and we rely on third-party service providers to collect, process, transmit, and store personal or confidential information of our users (including our users’ payment card data), employees, and partners. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. Further, we, our service providers and our business partners use tracking technologies, including cookies, device identifiers, and related technologies, to help us manage and track our users’ interactions with our platform, devices, website, and partners’ content to deliver relevant advertising and personalized content for ourselves and on behalf of our partners on our devices.
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
The U.S. data protection legal landscape also continues to evolve, with various states having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. For example, effective October 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. Effective January 2020, the California Consumer Privacy Act (“CCPA”) gives California residents certain rights with respect to their personal information, such as rights to access, and require deletion of, their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The California Privacy Rights Act (“CPRA”), which becomes effective on January 1, 2023 (with a “look-back” to January 1, 2022), builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate consumer privacy issues. In recent years, Virginia, Colorado, and Utah have adopted laws introducing new privacy obligations for which we may need to take additional steps to comply. We are continuing to assess the impact of new and proposed data privacy and protection laws and proposed amendments to existing laws on our business. Such restrictions could, for example, limit our ability to supply targeted advertising and thus negatively impact our business.

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
As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) or the United Kingdom to the United States. However, there are certain unsettled legal issues regarding the adequacy of data transfers to the United States, the resolution of which may adversely affect our ability to transfer personal information from the EEA to the United States. On July 16, 2020, the European Court of Justice ruled the EU-U.S. Privacy Shield to be an invalid data transfer mechanism, confirmed that the Model Clauses remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. On March 25, 2022, the European Commission and U.S. government announced that an agreement in principle on a new framework for data transfers from the EEA to the United States had been reached, and that this new framework should address the concerns raised in the 2020 European Court of Justice decision. Additional steps will need to be taken to implement this framework, however, and we are not yet able to predict when or whether it will provide a consistent mechanism for our data transfers between the two jurisdictions. In addition, in 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal information outside of the EEA. The United Kingdom published final versions of its own Model Clauses in February 2022. Updating agreements to incorporate these new Model Clauses for the EEA and United Kingdom may require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate. We continue to assess the available regulatory guidance, determinations, and enforcement actions from EU Data Protection Authorities and the U.S. Department of Commerce on international data transfer compliance for companies, including guidance on specific supplementary measures in addition to the Model Clauses as well as specific data sharing that may be deemed a cross-border transfer for which appropriate safeguards must be implemented. Our ability to continue to transfer personal information outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR or other legal frameworks, and we may experience operating disruptions if we are unable to conduct these transfers in the future.
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
Risks Related to Macroeconomic Conditions
The ongoing COVID-19 pandemic has impacted and continues to pose risks to our business, the nature and extent of which are highly uncertain and unpredictable.*
Our business has been, and is expected to continue to be, impacted by the ongoing COVID-19 pandemic and resulting economic consequences. When staying-at-home restrictions were first issued in 2020, we saw an acceleration in both streaming hours and account activations, which have both since moderated as restrictions have lifted and we believe consumers have increasingly pursued out-of-home entertainment activities. In addition, global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices. In the first quarter of 2022, increasing component costs put additional constraints on our player gross margin, resulting in a gross loss in the player segment. Although we do not believe that the cost constraints and supply chain issues are permanent, they may continue to impact us, and we expect our player gross margin to be negative in the near term. Furthermore, some of our TV brand partners have faced inventory challenges that have negatively impacted their unit sales, and some of our advertising verticals experienced supply chain disruptions that negatively impacted their product availability and resulted in advertisers reducing their overall advertising spend.
The extent to which the COVID-19 pandemic may continue to impact our operational and financial performance remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory, and duration of the pandemic; the emergence, infectiousness, and severity of new variants; the development, availability, distribution, acceptance, use, and effectiveness of vaccines, vaccine boosters, and treatments; the imposition of protective public safety measures; the resolution of global supply chain disruptions; and the impact of the pandemic on the global economy and demand for consumer products. Additional future impacts on our business may include, but are not limited to, material adverse effects on demand for our products and services, our supply chain, our ability to execute our strategic plans, and our profitability and cost structure.
We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts on global macro economic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including supply chain constraints, increased component prices, and changes in the spending pattern of advertisers. We expect these factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.
To the extent the COVID-19 pandemic adversely affects our business, it may also have the effect of heightening many of the other risks described in this Part II, Item 1A of this Quarterly Report.
Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.*
Occurrence of any catastrophic event, including an earthquake, flood, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cyber attack, war or foreign invasion (such as the Russian invasion of Ukraine), terrorist attack, medical epidemic or pandemic (such as the COVID-19 pandemic), other man-made disasters, or other catastrophic events could disrupt our business operations. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. In particular, our principal offices are located in California, and our contract manufacturers and some of our suppliers are located in Asia, both of which are regions known for seismic activity, making our operations in these areas vulnerable to natural disasters or other business disruptions in these areas. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, our offices and facilities, and those of our contract manufacturers, suppliers, and TV brand partners, could be vulnerable to the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity) that could disrupt our business operations. For example, in California, increasing intensity of drought and annual periods of wildfire danger increase the probability of planned power outages. Further, acts of terrorism could cause disruptions to the internet or the economy as a whole. If our streaming platform was to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver streaming content, including advertising, to our users would be impaired. Disruptions in the operations of our contract manufacturers, suppliers, or TV brand partners as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our products or Roku TV models, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.
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
Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, consumer protection, children’s online protection, and similar activities continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use, and share user information. Certain state laws, such as the CCPA, also impose requirements on certain tracking activity. The EU has laws requiring advertisers or companies like ours to, for example, obtain unambiguous, affirmative consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. In addition, EU institutions continue to negotiate the draft of the proposed Digital Services Act, legislation intended to update the liability and safety rules for digital platforms, products, and services. If we or the third parties that we work with, such as contract payment processing services, content publishers, vendors, or developers, violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers, or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.
Our use of data to deliver relevant advertising and other services on our platform places us and our content publishers at risk for claims under various unsettled laws, including the Video Privacy Protection Act (“VPPA”). Some of our content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on our platform in connection with advertising provided by unrelated third parties. In addition, the FTC has initiated a review of its rules implementing the Children’s Online Privacy Protection Act (“COPPA”), which limits the collection by operators of online services of personal information from children under the age of 13. The review could result in broadening the applicability of COPPA, including the types of information that are subject to these regulations. There have also been proposals in the U.S. Congress to amend and expand COPPA. Changes to the COPPA legislation or rules could limit the information that we or our content publishers and advertisers may collect and use and the content of advertisements in relation to certain channel partner content. The CCPA and certain other state privacy laws also impose certain opt in and opt out requirements before certain information about minors can be collected. The EU and many of its member states, among other jurisdictions, also have rules that limit processing of personal data, including children’s data, and that impose specific requirements intended to protect children online. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, children’s online protection, or similar laws.
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
For example, tensions between the United States and China have led to the United States’ imposition of a series of tariffs, sanctions, and other restrictions on imports from China and sourcing from certain Chinese persons or entities, as well as other business restrictions. Additionally, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. These and other geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products and the components required to manufacture our products, as well as costs for our Roku TV brand partners. This could cause our products and those of our Roku TV brand partners to be more expensive for consumers, which could reduce the demand for or attractiveness of such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Beyond tariffs and sanctions, countries also could adopt other measures, such as controls on imports or exports of goods, technology, or data, which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. These kinds of restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on consumer confidence and willingness to spend money, which could impair our future growth. In particular, given the general deterioration in U.S.-China relations and ongoing tensions on trade, security, and human rights, additional U.S. sanctions, tariffs. and export or import restrictions, as well as Chinese sanctions or retaliatory measures, remain a serious risk.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock concentrates voting control with those stockholders who held our stock prior to our initial public offering, including our executive officers, employees, and directors and their affiliates, and limits the ability of holders of our Class A common stock to influence corporate matters.*
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our President and Chief Executive Officer, Anthony Wood, holds and controls the vote of a significant number of shares of our outstanding common stock, and therefore Mr. Wood will have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Roku or our assets, for the foreseeable future. If Mr. Wood’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of March 31, 2022, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
10.1	Third Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated September 29, 2020 (1155 Coleman Ave)					X
10.2	Third Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated June 4, 2020 (1173/1167/1161 Coleman Ave)					X
10.3	Fourth Amendment to Coleman Highline Office Lease by and between Roku, Inc. and BCORE Coleman Owner LLC dated April 8, 2022 (1155 Coleman Ave)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.
* These exhibits are furnished with this Quarterly Report and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Roku, Inc. under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Roku, Inc.

Date: April 29, 2022	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2022	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)