Form 10-Q
period 2022-06-30
ROKU, INC
filed 2022-07-29
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ch
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the registrant had 120,734,075 shares of Class A common stock, $0.0001 par value per share, and 17,194,911 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, regarding, among other things:
•our financial performance, including our revenue, cost of revenue, operating expenses, and profitability;
•the impact of the COVID-19 pandemic, supply chain disruptions, inflationary pressures, recessionary fears, and geopolitical conflicts on our business, operations, and the markets and communities in which we and our advertisers, content providers, Roku TV brand partners, other device licensees, manufacturers, suppliers, retailers, and users operate;
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
ii

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report and the documents that we referenced in and filed as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$2,050,412	$2,146,043
Accounts receivable, net of allowances of $32,052 and $56,827 as of	714,606	752,393
June 30, 2022 and December 31, 2021, respectively
Inventories	76,077	50,276
Prepaid expenses and other current assets	121,720	105,795
Total current assets	2,962,815	3,054,507
Property and equipment, net	217,558	177,567
Operating lease right-of-use assets	544,414	345,660
Intangible assets, net	75,193	84,126
Goodwill	161,519	161,519
Other non-current assets	352,035	258,766
Total Assets	$4,313,534	$4,082,145
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$113,768	$124,921
Accrued liabilities	575,277	549,055
Current portion of long-term debt	84,928	9,883
Deferred revenue, current portion	50,641	45,760
Total current liabilities	824,614	729,619
Long-term debt, non-current portion	—	79,985
Deferred revenue, non-current portion	27,452	28,726
Operating lease liability, non-current portion	587,981	394,724
Other long-term liabilities	77,595	82,485
Total Liabilities	1,517,642	1,315,539
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.0001 par value	14	14
Additional paid-in capital	3,024,897	2,856,572
Accumulated other comprehensive income (loss)	(371)	41
Accumulated deficit	(228,648)	(90,021)
Total stockholders’ equity	2,795,892	2,766,606
Total Liabilities and Stockholders’ Equity	$4,313,534	$4,082,145
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Revenue:
Platform	$673,163	$532,303	$1,320,067	$998,829
Player	91,243	112,816	178,038	220,473
Total net revenue	764,406	645,119	1,498,105	1,219,302
Cost of Revenue:
Platform	296,054	187,328	563,039	341,918
Player	113,203	119,525	215,110	212,347
Total cost of revenue	409,257	306,853	778,149	554,265
Gross Profit (Loss):
Platform	377,109	344,975	757,028	656,911
Player	(21,960)	(6,709)	(37,072)	8,126
Total gross profit	355,149	338,266	719,956	665,037
Operating Expenses:
Research and development	196,637	113,276	360,635	214,857
Sales and marketing	184,971	93,678	331,493	182,551
General and administrative	84,054	62,228	161,831	122,739
Total operating expenses	465,662	269,182	853,959	520,147
Income (Loss) from Operations	(110,513)	69,084	(134,003)	144,890
Other Income (Expense), Net:
Interest expense	(1,059)	(746)	(2,116)	(1,488)
Other income (expense), net	1,829	1,520	2,238	1,961
Total other income (expense), net	770	774	122	473
Income (Loss) Before Income Taxes	(109,743)	69,858	(133,881)	145,363
Income tax expense (benefit)	2,578	(3,609)	4,746	(4,400)
Net Income (Loss)	$(112,321)	$73,467	$(138,627)	$149,763

Net income (loss) per share — basic	$(0.82)	$0.55	$(1.02)	$1.14
Net income (loss) per share — diluted	$(0.82)	$0.52	$(1.02)	$1.06

Weighted-average common shares outstanding — basic	136,849	132,705	136,198	131,198
Weighted-average common shares outstanding — diluted	136,849	142,122	136,198	141,234
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income (Loss)	$(112,321)	$73,467	$(138,627)	$149,763
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(330)	—	(412)	—
Comprehensive Net Income (Loss)	$(112,651)	$73,467	$(139,039)	$149,763

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Three and Six Months Ended June 30, 2022

Balance—March 31, 2022	135,971	$14	$2,929,519	$(41)	$(116,327)	$2,813,165
Issuance of common stock pursuant to equity incentive plans	1,958	—	8,341	—	—	8,341
Stock-based compensation expense	—	—	87,037	—	—	87,037
Foreign currency translation adjustment	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	(112,321)	(112,321)
Balance—June 30, 2022	137,929	$14	$3,024,897	$(371)	$(228,648)	$2,795,892

Balance—December 31, 2021	135,137	$14	$2,856,572	$41	$(90,021)	$2,766,606
Issuance of common stock pursuant to equity incentive plans	2,792	—	11,693	—	—	11,693
Stock-based compensation expense	—	—	156,632	—	—	156,632
Foreign currency translation adjustment	—	—	—	(412)	—	(412)
Net loss	—	—	—	—	(138,627)	(138,627)
Balance—June 30, 2022	137,929	$14	$3,024,897	$(371)	$(228,648)	$2,795,892

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Three and Six Months Ended June 30, 2021

Balance—March 31, 2021	132,304	$13	$2,697,380	$29	$(256,110)	$2,441,312
Issuance of common stock pursuant to equity incentive plans	995	—	3,580	—	—	3,580
Stock-based compensation expense	—	—	42,669	—	—	42,669
Net income	—	—	—	—	73,467	73,467
Balance—June 30, 2021	133,299	$13	$2,743,629	$29	$(182,643)	$2,561,028

Balance—December 31, 2020	128,004	$13	$1,660,379	$29	$(332,406)	$1,328,015
Vesting of early exercised stock options	—	—	4	—	—	4
Issuance of common stock pursuant to equity incentive plans	2,658	—	10,285	—	—	10,285
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $10,400	2,637	—	989,615	—	—	989,615
Stock-based compensation expense	—	—	83,346	—	—	83,346
Net income	—	—	—	—	149,763	149,763
Balance—June 30, 2021	133,299	$13	$2,743,629	$29	$(182,643)	$2,561,028

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income (loss)	$(138,627)	$149,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,902	20,412
Stock-based compensation expense	156,604	83,083
Amortization of right-of-use assets	25,235	13,979
Amortization of content assets	100,497	28,093
Provision for (recoveries of) doubtful accounts	467	(1,099)
Other items, net	(335)	(8)
Changes in operating assets and liabilities:
Accounts receivable	37,320	(56,661)
Inventories	(25,801)	5,899
Prepaid expenses and other current assets	(19,743)	(30,235)
Other non-current assets	(45,564)	(72,195)
Accounts payable	(11,871)	16,433
Accrued liabilities	(98,661)	16,543
Operating lease liabilities	(16,125)	(18,394)
Other long-term liabilities	148	(527)
Deferred revenue	3,607	(10,326)
Net cash provided by (used in) operating activities	(9,947)	144,760
Cash flows from investing activities:
Purchases of property and equipment	(52,209)	(13,898)
Acquisition of businesses, net of cash acquired	—	(136,778)
Purchase of strategic investment	(40,000)	—
Net cash used in investing activities	(92,209)	(150,676)
Cash flows from financing activities:
Proceeds from equity issued under at-the-market offering, net of issuance costs	—	989,615
Repayments of borrowings	(5,000)	(2,500)
Proceeds from equity issued under incentive plans	11,693	10,285
Net cash provided by financing activities	6,693	997,400
Net increase (decrease) in cash, cash equivalents and restricted cash	(95,463)	991,484
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	—
Cash, cash equivalents and restricted cash —beginning of period	2,147,670	1,093,249
Cash, cash equivalents and restricted cash —end of period	$2,052,140	$2,084,733

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,050,412	$2,083,273
Restricted cash, non-current	1,728	1,460
Cash, cash equivalents and restricted cash —end of period	$2,052,140	$2,084,733

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,444	$1,290
Cash paid for income taxes	$4,752	$487
Supplemental disclosures of non-cash investing and financing activities:
Non-cash consideration for business combination	$—	$15,200
Services to be received as part of a business combination	$—	$6,300
Unpaid portion of property and equipment purchases	$3,551	$3,709
Unpaid portion of acquisition-related expenses	$—	$271
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company operates in two reportable segments and generates platform revenue from the sale of digital advertising and related services including the OneView ad platform, content distribution services (such as subscription and transaction revenue shares, media and entertainment promotional spending, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls), and licensing arrangements with service operators and TV brands, and player revenue from the sale of streaming players and audio products.
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
The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
•valuation of strategic investments;
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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Two financial institutions managed 19% and 25% of the Company’s cash and cash equivalents balance as of June 30, 2022 and 30% and 27% of the Company’s cash and cash equivalents balance as of December 31, 2021, respectively.
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
Allowance for Sales Returns: Allowance for sales returns consists of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Beginning balance	$4,099	$3,768	$6,015	$5,912
Add: Charged to revenue	5,289	4,524	8,810	7,050
Less: Utilization of sales return reserve	(4,718)	(3,777)	(10,155)	(8,447)
Ending balance	$4,670	$4,515	$4,670	$4,515
Allowance for Sales Incentives: Allowance for sales incentives consists of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Beginning balance	$27,888	$20,136	$48,411	$30,838
Add: Charged to revenue	13,938	14,956	31,550	27,574
Less: Utilization of sales incentive reserve	(16,933)	(18,452)	(55,068)	(41,772)
Ending balance	$24,893	$16,640	$24,893	$16,640
Allowance for Doubtful Accounts: Allowance for doubtful accounts consists of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Beginning balance	$3,171	$4,127	$2,158	$4,181
Provision for (recoveries of) doubtful accounts	(546)	(1,045)	467	(1,099)
Adjustments for write-off	(347)	—	(347)	—
Ending balance	$2,278	$3,082	$2,278	$3,082
The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of June 30, 2022 and December 31, 2021.
Recently Adopted Accounting Standards
On January 1, 2022, the Company early adopted the guidance issued by the Financial Accounting Standards Board (“FASB”) in October 2021. The FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require companies to apply Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The adoption did not have any impact on the Company's condensed consolidated financial statements.

3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 16.
The contract balances include the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Accounts receivable, net	$714,606	$752,393
Contract assets (included in Prepaid expenses and other current assets)	53,582	46,952

Deferred revenue, current portion	$50,641	$45,760
Deferred revenue, non-current portion	27,452	28,726
Total deferred revenue	$78,093	$74,486
Accounts receivable are recorded at the amount invoiced, net of allowances for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets increased by $6.6 million during the six months ended June 30, 2022 due to an increase in revenue from content publishers during the period combined with the timing of billing which falls into a subsequent period.
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased by approximately $3.6 million during the six months ended June 30, 2022 primarily due to the timing of fulfillment of performance obligations related to platform revenue contracts, offset by lower deferral of player revenue.
Revenue recognized during the three and six months ended June 30, 2022, from amounts included in total deferred revenue as of December 31, 2021, was $11.3 million and $33.7 million, respectively. Revenue recognized during the three and six months ended June 30, 2021, from amounts included in total deferred revenue as of December 31, 2020, was $13.5 million and $39.7 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $1,272.9 million as of June 30, 2022 of which the Company expects to recognize approximately 46% over the next 12 months and the remainder thereafter.
The Company reversed revenue of $9.8 million and recognized revenue of $3.4 million during the three and six months ended June 30, 2022, respectively, and recognized revenue of $3.3 million and $29.6 million during the three and six months ended June 30, 2021, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.
The Company did not have any customer that accounted for more than 10% of its total net revenue during the three and six months ended June 30, 2022 and 2021.
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
The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based on estimated fair values is as follows (in thousands):

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

The valuation of the intangible assets acquired from Nielsen’s AVA business along with their estimated useful lives, is as follows (in thousands, except years):

	Estimated Fair Value	Estimated Weighted-Average Useful Lives (in years)
Developed technology	$11,000	5.9
IPR&D technology	7,500	—
Estimated fair value of acquired intangible assets	$18,500	5.9
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
The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based on estimated fair values is as follows (in thousands):

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
Intangible Assets
The following table is the summary of the Company’s intangible assets (in thousands, except years):

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(31,374)	$41,993	5.9
Customer relationships	14,100	(9,158)	4,942	4.0
Tradename	20,400	(2,966)	17,434	9.8
Patents	4,076	(752)	3,324	14.0
Intangible assets subject to amortization	111,943	(44,250)	67,693	6.7
IPR&D technology	7,500	—	7,500
Total Intangible assets	$119,443	$(44,250)	$75,193

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(25,350)	$48,017	5.9
Customer relationships	14,100	(7,395)	6,705	4.0
Tradename	20,400	(1,966)	18,434	9.8
Patents	4,076	(606)	3,470	14.0
Intangible assets subject to amortization	111,943	(35,317)	76,626	6.7
IPR&D technology	7,500	—	7,500
Total Intangible assets	$119,443	$(35,317)	$84,126
The Company recorded expenses of $4.5 million and $4.7 million for amortization of intangible assets during the three months ended June 30, 2022 and 2021, respectively. The Company recorded expenses of $9.0 million and $8.4 million for amortization of intangible assets during the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022 and 2021, the Company recorded amortization of developed technology in Cost of revenue, platform and Research and development expenses. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations.

As of June 30, 2022, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2022 (remaining 6 months)	$8,812
2023	17,066
2024	14,275
2025	12,571
2026	4,074
Thereafter	10,895
Total	$67,693
6. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Accounts receivable, gross	$746,658	$809,220
Less: Allowances
Allowance for sales returns	4,670	6,015
Allowance for sales incentives	24,893	48,411
Allowance for doubtful accounts	2,278	2,158
Other allowances	211	243
Total allowances	32,052	56,827
Accounts receivable, net	$714,606	$752,393
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Computers and equipment	$41,303	$38,473
Leasehold improvements	231,134	182,229
Internal-use software	7,274	7,274
Office equipment and furniture	23,013	20,829
Property and equipment, gross	302,724	248,805
Less: Accumulated depreciation and amortization	(85,166)	(71,238)
Property and equipment, net	$217,558	$177,567
Depreciation and amortization expense, for property and equipment assets, for the three months ended June 30, 2022 and 2021 was $7.0 million and $6.1 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the six months ended June 30, 2022 and 2021 was $14.0 million and $12.0 million, respectively.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Payments due to content publishers	$162,483	$165,894
Accrued cost of revenue	116,818	142,014
Marketing, retail, and merchandising costs	55,320	47,428
Operating lease liability, current	48,411	37,116
Content liability, current	85,251	70,462
Other accrued expenses	106,994	86,141
Total accrued liabilities	$575,277	$549,055
Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Platform, current	$30,835	$22,240
Player, current	19,806	23,520
Total deferred revenue, current	50,641	45,760
Platform, non-current	6,470	9,324
Player, non-current	20,982	19,402
Total deferred revenue, non-current	27,452	28,726
Total deferred revenue	$78,093	$74,486
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Content liability, non-current	$45,565	$51,211
Other long-term liabilities	32,030	31,274
Total other long-term liabilities	$77,595	$82,485
7. CONTENT ASSETS
Content assets, net recorded as part of Other non-current assets consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Licensed content, net	$235,303	$199,290
Produced content:
Released, less amortization	21,733	20,030
Completed, not released	1,034	881
In production	17,548	3,512
Total produced content, net	40,315	24,423
Total content assets, net	$275,618	$223,713

Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is reflected in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Licensed content	$53,166	$15,855	$94,790	$25,471
Produced content	2,879	2,420	5,707	2,622
Total amortization costs	$56,045	$18,275	$100,497	$28,093
8. STRATEGIC INVESTMENT
In June 2022, the Company agreed to provide financing of up to $60.0 million in the aggregate to a counterparty with which the Company has a commercial relationship, of which $40.0 million was advanced during the three months ended June 30, 2022. The counterparty issued the Company convertible promissory notes for $40.0 million (“Investment”), and the Investment is part of Other non-current assets on the condensed consolidated balance sheets. The Investment accrues interest at 5% per annum and has a maturity date of June 15, 2025, or is due upon a redemption event or in the event of a default.
The Investment contains certain redemption features that meet the definition of embedded derivatives and require bifurcation. The Company elected to apply the fair value option and account for the hybrid instrument containing the Investment and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value included in Other income (expense), net in the condensed consolidated statements of operations.
The fair value of the Investment on the date of purchase was determined to be equal to its principal amount. There were no material unrealized gains or losses related to the Investment for the three months ended June 30, 2022. See Note 9 for additional details on the fair value of the Investment.
9. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value are as follows (in thousands):

	As of June 30, 2022			As of December 31, 2021
	Fair Value	Level 1	Level 3	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,449,523	$1,449,523	$—	$1,130,172	$1,130,172	$—
Money market funds	600,889	600,889	—	1,015,871	1,015,871	—
Other non-current assets:
Restricted cash, non-current	1,728	1,728	—	1,627	1,627	—
Strategic investment	40,000	—	40,000	—	—	—
Total assets measured and recorded at fair value	$2,092,140	$2,052,140	$40,000	$2,147,670	$2,147,670	$—

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

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $600.9 million and $1,015.9 million as cash equivalents as of June 30, 2022 and December 31, 2021, respectively, using Level 1 inputs.
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
The Company did not have Level 2 instruments as of June 30, 2022 and December 31, 2021.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of June 30, 2022, the Company measured the Investment using Level 3 inputs. The Company did not have Level 3 instruments as of December 31, 2021.
The Company classifies the Investment as Level 3 due to the lack of relevant observable market data over fair value inputs. The fair value of the Investment was estimated using a scenario-based probability weighted discounted cash flow model. Significant assumptions include timing of subsequent redemption events, once converted into equity, the timing of any liquidity event, and probability weighting of the various redemption scenarios that can impact the settlement of the Investment.
Assets and liabilities that are measured at fair value on a non-recurring basis
Non-financial assets such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets, and content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized.
10. LEASES
The Company's operating leases are primarily for office facilities. The leases have remaining terms ranging from one to eleven years and may include options to extend or terminate the lease. The depreciable life of right-of-use assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost (1)	$19,377	$11,381	$34,734	$21,647
Variable lease cost	4,906	4,541	9,131	7,493
Total operating lease cost	$24,283	$15,922	$43,865	$29,140
(1)Operating lease cost is presented net of sublease income. Sublease income for the three and six months ended June 30, 2022 and 2021, respectively, was not material.
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$13,083	$11,755	$26,741	$27,979
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$157,630	$41,038	$224,320	$46,536

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$544,414	$345,660

Operating lease liability, current (included in Accrued liabilities)	$48,411	$37,116
Operating lease liability, non-current	587,981	394,724
Total operating lease liability	$636,392	$431,840

Weighted-average remaining term for operating leases (in years)	9.07	8.38
Weighted-average discount rate for operating leases	3.76%	3.98%
Future lease payments under operating leases as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2022 (remaining 6 months)	$29,443
2023	72,179
2024	83,981
2025	93,595
2026	95,420
Thereafter	442,665
Total future lease payments	817,283
Less: imputed interest	(131,784)
Less: expected tenant improvement allowance	(49,107)
Total	$636,392
As of June 30, 2022, the Company’s commitment relating to operating leases that have not yet commenced was $44.8 million. These operating leases will commence in fiscal year 2022 with lease terms of approximately three to ten years.
11. DEBT
The Company’s outstanding debt as of June 30, 2022 and December 31, 2021 is as follows (in thousands, except interest rates):

	As of
	June 30, 2022		December 31, 2021
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$85,000	3.5%	$90,000	2.0%
Less: Debt issuance costs	(72)		(132)
Net carrying amount of debt	$84,928		$89,868
The carrying amount of debt approximates fair value due to its variable interest rates. The interest expense for the three months ended June 30, 2022 and 2021 was $0.8 million and $0.5 million, respectively, and for the six months ended June 30, 2022 and 2021 was $1.7 million and $1.1 million, respectively.

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
The Company had outstanding letters of credit against the Revolving Credit Facility of $38.0 million as of June 30, 2022 and December 31, 2021.
As of June 30, 2022, the Company was in compliance with all of the covenants of the Credit Agreement.
12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
At June 30, 2022, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of June 30, 2022
Common stock awards granted under equity incentive plans	10,947
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan (1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	29,487
Total reserved shares of common stock	45,523
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
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2022 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2021	3,286	$169.76
Awarded	4,681	133.59
Released	(1,152)	114.69
Forfeited	(343)	158.65
Balance as of June 30, 2022	6,472	$153.98
As of June 30, 2022, the Company had $889.6 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.80 years.
Stock Options
The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan for the six months ended June 30, 2022 (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	6,174	$51.87	5.8
Granted	62	101.27	—
Exercised	(1,640)	7.13	—
Forfeited and expired	(121)	168.00	—
Balance as of June 30, 2022	4,475	$65.83	5.6	$197,152

Options exercisable as of June 30, 2022	3,197	$24.45	4.7	$195,727
As of June 30, 2022, the Company had $51.9 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.83 years.

Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over four years. No stock-based compensation was capitalized for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the amount of stock-based compensation capitalized as part of internal-use software was not material.
The following table shows the total stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of revenue, platform	$366	$167	$602	$365
Cost of revenue, player	435	315	1,004	730
Research and development	38,229	18,577	66,619	35,131
Sales and marketing	27,917	14,275	51,828	27,638
General and administrative	20,077	9,212	36,551	19,219
Total stock-based compensation	$87,024	$42,546	$156,604	$83,083
13. COMMITMENTS AND CONTINGENCIES
Manufacturing Purchase Commitments
The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of June 30, 2022, the Company had $222.4 million of non-cancelable purchase commitments for inventory.
Content Commitments
The Company enters into contracts with content publishers to acquire content for streaming. When a title becomes available, the Company records an asset and a liability on the condensed consolidated balance sheets.
As of June 30, 2022, the Company's total obligation for content was $450.0 million, of which the Company recorded $113.8 million in Current liabilities and $45.5 million in Other long-term liabilities in the condensed consolidated balance sheets. The remaining $290.6 million is not yet recognized on the condensed consolidated balance sheets as the content does not meet the criteria for asset recognition.
The expected timing of payments for these content obligations are as follows (in thousands):

Year Ending December 31,
2022 (remaining 6 months)	$153,434
2023	139,208
2024	90,276
2025	40,695
2026	11,512
Thereafter	14,892
Total content obligations	$450,017
The Company also licenses content under arrangements where the payments are variable and based on the revenue earned by the Company. Since those amounts cannot be determined, they are not included in the obligations above.
Letters of Credit
As of June 30, 2022 and December 31, 2021, the Company had irrevocable letters of credit outstanding in the amount of $38.0 million related to operating leases. The letters of credit have various expiration dates through 2029.

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
From time to time, the Company is subject to legal proceedings, claims, and investigations in the ordinary course of business, including claims relating to employee relations, business practices and patent infringement. The Company is involved in litigation matters not listed herein. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in are reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. During the three and six months ended June 30, 2022 and 2021, the Company did not have any loss contingencies that were material.
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
14. INCOME TAXES
Income tax expense was $2.6 million and $4.7 million for the three and six months ended June 30, 2022 and was primarily attributable to changes in the Company’s year over year taxable earnings mix in the U.S. and state operations, and earnings in non-U.S. operations.
Income tax benefit was $3.6 million and $4.4 million for the three and six months ended June 30, 2021 and was primarily attributable to non-U.S. tax benefit associated with the Company's non-U.S. operations.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of June 30, 2022, management believes it is more likely than not that some deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. and certain foreign deferred tax assets.
15. NET INCOME (LOSS) PER SHARE
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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income (loss)	$(112,321)	$73,467	$(138,627)	$149,763
Denominator:
Basic net income (loss) per share:
Weighted-average common shares outstanding — basic	136,849	132,705	136,198	131,198
Net income (loss) per share — basic	$(0.82)	$0.55	$(1.02)	$1.14

Diluted net income (loss) per share:
Weighted-average common shares outstanding — basic	136,849	132,705	136,198	131,198
Effect of potentially dilutive securities:
Restricted stock units	—	2,969	—	3,190
Stock options	—	6,448	—	6,846
Weighted-average common shares outstanding — diluted	136,849	142,122	136,198	141,234
Net income (loss) per share — diluted	$(0.82)	$0.52	$(1.02)	$1.06
For the three and six months ended June 30, 2022, equity awards to purchase 10.9 million shares of common stock are excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect during the period of net loss.
For the three and six months ended June 30, 2021, equity awards to purchase 0.1 million shares of common stock, respectively, are excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect.

16. SEGMENT INFORMATION
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
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Platform segment revenue:
Customer H	*	*	*	11%

Player segment revenue:
Customer A	*	*	*	10%
Customer B	23%	20%	22%	22%
Customer C	33%	36%	36%	37%
Revenue in international markets was less than 10% in each of the periods presented. Substantially all Company assets were held in the United States and were attributable to the operations in the United States as of June 30, 2022 and December 31, 2021.

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
COVID-19 and Other Macroeconomic Factors
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. The U.S. Federal Reserve increased interest rates starting in March 2022 and additional increases are expected throughout the year.
The ongoing effects of the COVID-19 pandemic and associated economic factors remain difficult to predict due to numerous uncertainties, including the severity, duration, and resurgence of the outbreak, new variants and the contagiousness of these new variants, the effectiveness of health and safety measures including vaccines, and managing the different pace of return-to-office in different locations. We continue to monitor the effects of the pandemic and take appropriate steps to mitigate the impact on our business. Most of our employees have a hybrid work schedule (consisting of both in-person work and working from home) in 2022.
Global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices. Though we do not believe that the cost constraints and supply chain issues are permanent, they may continue to impact us and we expect our player gross margin to be negative in the near term as we choose to prioritize account acquisition and insulate consumers from higher costs caused by supply chain disruptions and inflationary pressures. In addition, some of our TV brand partners have faced inventory challenges that have negatively impacted their unit sales. Some of our advertising verticals experienced supply chain disruptions that negatively impacted their product availability, which, together with inflation and other macroeconomic factors, have resulted in advertisers in a variety of industries reducing their overall advertising spend. We believe rising inflation and recessionary fears also have led to a reduction in consumer discretionary spending, which has driven a decrease in our player revenue.
We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts of the pandemic on global macroeconomic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, such as supply chain constraints, changes in the spending patterns of advertisers and consumers, rising inflation, and recessionary fears. We expect these factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.
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
Our gross profit was $720.0 million and $665.0 million for the six months ended June 30, 2022 and 2021, respectively, reflecting an increase of 8%.
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
We had 63.1 million and 55.1 million active accounts as of June 30, 2022 and 2021, respectively, reflecting an increase of 14%.
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
We streamed 20.7 billion and 17.4 billion hours during the three months ended June 30, 2022 and 2021, respectively, reflecting an increase of 19%.
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
ARPU was $44.10 as of June 30, 2022 as compared to $36.46 as of June 30, 2021, reflecting an increase of 21%.

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
Cost of Player Revenue
Cost of player revenue is comprised mostly of manufacturing costs for streaming players and audio products payable to our third-party contract manufacturers and technology licenses or royalty fees. Cost of player revenue also includes inbound and outbound freight, duties and logistics costs, third-party packaging, inventory provision, and allocated overhead costs related to facilities and customer support, and salaries, benefits, and stock-based compensation for operations personnel.
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
Other Income (Expense), Net
For the three and six months ended June 30, 2022, and 2021, other income (expense), net consists of interest income on cash and cash equivalents, income recognized related to non-cash consideration associated with the delivery of services as part of a strategic commercial arrangement, interest expense that includes interest on our debt and amortization of deferred debt costs, foreign currency re-measurement, and transaction gains and losses.
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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Revenue:
Platform	88%	83%	88%	82%
Player	12%	17%	12%	18%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	39%	29%	37%	28%
Player	15%	19%	14%	17%
Total cost of revenue	54%	48%	52%	45%
Gross Profit (Loss):
Platform	49%	54%	51%	54%
Player	(3)%	(2)%	(2)%	1%
Total gross profit	46%	52%	48%	55%
Operating Expenses:
Research and development	25%	18%	24%	18%
Sales and marketing	24%	14%	22%	15%
General and administrative	11%	10%	11%	10%
Total operating expenses	60%	42%	57%	43%
Income (Loss) from Operations	(14)%	10%	(9)%	12%
Other Income (Expense), Net:
Interest expense	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Total other income (expense), net	—%	—%	—%	—%
Income (Loss) Before Income Taxes	(14)%	10%	(9)%	12%
Income tax expense (benefit)	—%	(1)%	—%	—%
Net Income (Loss)	(14)%	9%	(9)%	12%

Comparison of Three and Six Months Ended June 30, 2022 and June 30, 2021
Net Revenue

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change $	Change %	June 30, 2022	June 30, 2021	Change $	Change %
(in thousands, except percentages)
Platform	$673,163	$532,303	$140,860	26%	$1,320,067	$998,829	$321,238	32%
Player	91,243	112,816	(21,573)	(19)%	178,038	220,473	(42,435)	(19)%
Total net revenue	$764,406	$645,119	$119,287	18%	$1,498,105	$1,219,302	$278,803	23%
Platform
Platform revenue increased by $140.9 million, or 26%, and $321.2 million, or 32%, during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively, primarily from higher revenue from advertising and content distribution services, such as media and entertainment promotional revenue and distribution of Premium Subscriptions through The Roku Channel. The increase in the variety of content, both licensed and original productions, have significantly increased the advertising opportunities available on the platform.
Player
Player revenue decreased by $21.6 million, or 19%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a decrease in both the volume of streaming players sold and the average selling prices. The volume of streaming players sold decreased by 16% and the average selling price of players decreased by 5% mainly due to the slowdown in growth in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 driven by reductions in consumer discretionary spending, which we believe is a result of rising inflation and recessionary fears. Revenue from the sale of audio products and accessories was also impacted by the same factors resulting in lower revenue during the period.
Player revenue decreased by $42.4 million, or 19%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a decrease in both the volume of streaming players sold and the average selling prices. The volume of streaming players sold decreased by 14% and the average selling price of players decreased by 7% mainly due to the slowdown in growth in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 driven by reductions in consumer discretionary spending, which we believe is a result of rising inflation and recessionary fears. Revenue from the sale of audio products and accessories was also impacted by the same factors resulting in lower revenue during the period.
Cost of Revenue and Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change $	Change %	June 30, 2022	June 30, 2021	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$296,054	$187,328	$108,726	58%	$563,039	$341,918	$221,121	65%
Player	113,203	119,525	(6,322)	(5)%	215,110	212,347	2,763	1%
Total cost of revenue	$409,257	$306,853	$102,404	33%	$778,149	$554,265	$223,884	40%
Gross Profit (Loss):
Platform	$377,109	$344,975	$32,134	9%	$757,028	$656,911	$100,117	15%
Player	(21,960)	(6,709)	(15,251)	227%	(37,072)	8,126	(45,198)	(556)%
Total gross profit	$355,149	$338,266	$16,883	5%	$719,956	$665,037	$54,919	8%
Platform
The cost of platform revenue increased by $108.7 million, or 58%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase is primarily driven by higher cost of acquiring content that includes content amortization costs, Premium Subscription costs, content publisher revenue share and credit card processing fees, and higher cost of acquiring advertising inventory totaling $89.3 million. Platform costs also increased an additional $19.6 million due to increases in cloud services costs for supporting the platform and higher personnel costs.
The cost of platform revenue increased by $221.1 million, or 65%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase is primarily driven by higher cost of acquiring content that includes content amortization costs, Premium Subscription costs, content publisher revenue share and credit card processing fees, and higher cost of acquiring advertising inventory totaling $184.8 million. Platform costs also increased an additional $36.0 million due to increases in cloud services costs for supporting the platform and higher personnel costs.
Gross profit for platform revenue increased by $32.1 million, or 9%, and $100.1 million, or 15%, during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, primarily driven by the overall growth in our platform revenue.
Player
The cost of player revenue decreased by $6.3 million, or 5%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease is driven by lower manufacturing costs and lower freight costs of $4.9 million due to lower player revenue and a lower number of units sold during the period and lower inventory provision of $1.6 million during this period.
The cost of player revenue increased by $2.8 million, or 1%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase is driven by higher inventory provision of $3.4 million offset by lower manufacturing costs and lower freight costs of $1.4 million due to lower player revenue and a lower number of units sold during the period.
Gross profit for player revenue decreased by $15.3 million and $45.2 million, during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, resulting in a gross loss for the three and six months ended June 30, 2022. The loss was mainly driven by reduced player revenue during the period.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change $	Change %	June 30, 2022	June 30, 2021	Change $	Change %
(in thousands, except percentages)
Research and development	$196,637	$113,276	$83,361	74%	$360,635	$214,857	$145,778	68%
Sales and marketing	184,971	93,678	91,293	97%	331,493	182,551	148,942	82%
General and administrative	84,054	62,228	21,826	35%	161,831	122,739	39,092	32%
Total operating expenses	$465,662	$269,182	$196,480	73%	$853,959	$520,147	$333,812	64%
Research and development
Research and development expenses increased by $83.4 million, or 74%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase is primarily due to increases in personnel-related costs of $67.6 million, as a result of increased engineering headcount and related stock-based compensation, higher facilities and information technology costs of $14.3 million from expansion of office facilities, computer equipment, and infrastructure to support growth and higher headcount, and higher consulting, professional services, and cloud services costs of $1.6 million.
Research and development expenses increased by $145.8 million, or 68%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase is primarily due to increases in personnel-related costs of $114.0 million, as a result of increased engineering headcount and related stock-based compensation, higher facilities and information technology costs of $26.6 million from expansion of office facilities, computer equipment, and infrastructure to support growth and higher headcount, and higher consulting, professional services, and cloud services costs of $5.5 million.
Sales and marketing
Sales and marketing expenses increased by $91.3 million, or 97%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase is primarily due to increases in personnel-related costs of

$44.7 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing, and business analytics to support efforts to grow our business. Sales and marketing expenses also include an increase of $33.8 million mainly due to increases in marketing, retail and merchandising costs, and other advertising expenses to promote the Roku brand, an increase of $3.6 million in professional services and consulting fees, and an increase in facilities and information technology costs of $6.6 million to support expansion of office facilities and higher headcount.
Sales and marketing expenses increased by $148.9 million, or 82%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase is primarily due to increases in personnel-related costs of $84.2 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing, and business analytics to support efforts to grow our business. Sales and marketing expenses also include an increase of $43.2 million mainly due to increases in marketing, retail and merchandising costs, and other advertising expenses to promote the Roku brand, an increase of $6.9 million in professional services and consulting fees, and an increase in facilities and information technology costs of $11.0 million to support expansion of office facilities and higher headcount.
General and administrative
General and administrative expenses increased by $21.8 million, or 35%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase is primarily due to increases in personnel-related costs of $21.6 million related to increased headcount and related stock-based compensation, and an increase in facilities and information technology costs of $4.4 million to support expansion of office facilities and higher headcount.
General and administrative expenses increased by $39.1 million, or 32%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase is primarily due to increases in personnel-related costs of $33.9 million related to increased headcount and related stock-based compensation and an increase in facilities and information technology costs of $8.3 million to support expansion of office facilities and higher headcount.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change $	Change %	June 30, 2022	June 30, 2021	Change $	Change %
(in thousands, except percentages)
Interest expense	$(1,059)	$(746)	$(313)	42%	$(2,116)	$(1,488)	$(628)	42%
Other income (expense), net	1,829	1,520	309	20%	2,238	1,961	277	14%
Total other income (expense), net	$770	$774	$(4)	(1)%	$122	$473	$(351)	(74)%
Total other income (expense), net, decreased 1%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The reduction was due to increased interest expense of $0.3 million due to higher interest rates on the outstanding debt, foreign exchange losses of $1.5 million, and lower other income of $0.6 million, offset by higher interest income of $2.4 million from improved interest rates on our cash balance.
Total other income (expense), net, decreased by $0.4 million, or 74%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The reduction was due to increased interest expense of $0.6 million due to higher interest rates on the outstanding debt, foreign exchange losses of $2.2 million, and lower other income of $0.3 million, offset by higher interest income of $2.8 million from improved interest rates on our cash balance.
Income Tax Expense (Benefit)

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Change $	Change %	June 30, 2022	June 30, 2021	Change $	Change %
(in thousands, except percentages)
Income tax expense (benefit)	$2,578	$(3,609)	$6,187	(171)%	$4,746	$(4,400)	$9,146	(208)%
Income tax expense increased by $6.2 million and $9.1 million during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, driven primarily by U.S. federal and state tax liability as a result of the adoption of new U.S. tax legislation from the Tax Cuts and Jobs Act, effective January 1, 2022, reduced stock-based compensation excess tax benefits, and increased income in foreign jurisdictions.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $2,050.4 million. Less than 1% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations.
Our primary sources of cash are receipts from platform and player revenue and proceeds from equity sales, including equity issued pursuant to our employee equity incentive plans. The primary uses of cash are costs of revenue, including costs to acquire advertising inventory, costs to acquire content through licensing and producing, third-party manufacturing costs, as well as operating expenses including payroll-related expenses, consulting and professional service fees, and facility and marketing expenses. Other uses of cash include purchases of property and equipment and mergers and acquisitions.
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
We believe our existing cash and cash equivalents balance, cash flow from operations, and our undrawn available balance under our Credit Agreement will be sufficient to meet our working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks and uncertainties, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors, the effects of the COVID-19 pandemic and the increasing risk of a recession as well as other macroeconomic headwinds. While those factors have not severely impacted our liquidity and capital resources to date, they have contributed to disruption and volatility in local economies and in capital and credit markets, which could adversely affect our liquidity and capital resources in the future.
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
For our current borrowings, we have elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio. The borrowings under the facility mature or have to be repaid in full by February 2023. Our obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default. As of June 30, 2022, we were in compliance with all of the covenants of the Credit Agreement. See Note 11 to the condensed consolidated financial statements in Item 1 of this Quarterly Report and Note 10 to the consolidated financial statements in our Annual Report for additional details regarding the Credit Agreement.
We had outstanding letters of credit of $38.0 million as of June 30, 2022 and December 31, 2021, against the Revolving Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(9,947)	$144,760
Cash flows used in investing activities	$(92,209)	$(150,676)
Cash flows provided by financing activities	$6,693	$997,400
Cash Flows from Operating Activities
Our operating activities used cash of $9.9 million for the six months ended June 30, 2022. Our net loss of $138.6 million for the six months ended June 30, 2022 was adjusted by non-cash charges of $305.4 million comprised mainly of stock-based compensation, amortization of content assets, depreciation and amortization on property and equipment and intangible assets, and amortization of operating right-of-use assets. The changes in our operating assets and liabilities used cash of $176.7 million mainly from an increase in content assets, an increase in inventory balance, an increase in contract assets from revenue recognized from customers, payments made for operating lease liabilities, and reduction in accounts payable and accrued expenses due to timing of payments, offset by inflows from a decrease in accounts receivable and an increase in deferred revenue balance. These changes are mainly due to overall growth in the business combined with the timing of receipts from customers and payments to vendors.
Cash Flows from Investing Activities
Our investing activities for the six months ended June 30, 2022 included cash outflows of $92.2 million consisting of purchases of property and equipment and expenditures related to expansion of our office facilities of $52.2 million and purchase of a strategic investment of $40.0 million.
Cash Flows from Financing Activities
Our financing activities provided cash of $6.7 million for the six months ended June 30, 2022. The cash was received from proceeds from the exercise of employee stock options of $11.7 million. These inflows were offset by $5.0 million of repayments made on borrowings.
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of June 30, 2022 consisted of:
•Principal payments related to our Term Loan A Facility that are included in our condensed consolidated balance sheets and the related periodic interest payments. For additional information regarding the terms of the debt and interest payable, see Note 10 to the consolidated financial statements in our Annual Report.
•Commitments to purchase finished goods from our contract manufacturers and other inventory related items. Consistent with industry practices, we enter into firm, non-cancelable, and unconditional purchase commitments with our contract manufacturers to acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Our contract manufacturers source components and build our products based on these demand forecasts. Changes to projected demand or in the subsequent sales mix of our products may result in us being committed to purchase excess inventory to satisfy these commitments. For additional information regarding manufacturing purchase commitments, see Note 13 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
•Commitments to license content from content publishers under contractual arrangements. For additional information regarding licensed content commitments, see Note 13 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
•Operating lease liabilities that are included in our condensed consolidated balance sheets and liabilities related to the lease arrangements that have not yet commenced. For additional information regarding our lease liabilities, see Note 10 to the condensed consolidated financial statements in Item 1 of this Quarterly Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents, and interest expense on the Credit Agreement. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of June 30, 2022, borrowings under the Term Loan A Facility totaled $85.0 million with an effective interest rate of 3.5%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $0.9 million.
Foreign Currency Exchange Rate Risk
During the six months ended June 30, 2022 there were no material changes to our foreign currency exchange rate risk disclosures as set forth under the heading “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 13 to the condensed consolidated financial statements, Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
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
•our ability to further monetize our streaming platform;
•our ability to develop, maintain and expand relationships with TV brands and service operators;
•our ability to establish and maintain relationships with important content publishers;
•popular or new content publishers not publishing their content on our streaming platform;
•maintaining an adequate supply of quality video ad inventory on our platform and selling the available supply;
•content publishers electing not to participate in platform features that we develop;
•irrelevant or unengaging advertising, media and entertainment promotional spending campaigns on our platform;
•our ability to continue to attract users to and generate advertising revenue from The Roku Channel;
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
•our reliance on Roku TV brand partners’ operations for the supply of Roku TV models;
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
Risks Related to Intellectual Property
•intellectual property infringement claims and litigation resulting in significant costs or the loss of important intellectual property rights;
•failure or inability to protect or enforce our intellectual property or proprietary rights;
•our use of open source software;
•our agreements to indemnify certain of our partners if our technology is alleged to infringe on third parties’ intellectual property rights;
Risks Related to Macroeconomic Conditions
•the current and future impact of the COVID-19 pandemic, supply chain disruptions, inflationary pressures, and recessionary fears on our business;
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
We expect competition in TV streaming from the large technology companies and service operators described above, as well as new and growing companies, to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit, or the failure of our players, Roku TV models, or our platform to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming platform, we need to continuously invest in our platform, product development, marketing, service and support, and device distribution infrastructure. In addition, evolving TV standards such as 8K and unknown future developments may require further investments in the development of our players, Roku TV models, and our platform. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, and other resources than us, which provide them with advantages in developing, marketing, or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion, sales, and distribution of their products or their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our sales volume, revenue, and operating margins, increase our operating costs, harm our competitive position, and otherwise harm our business.
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
Our future growth depends on the acceptance and growth of over-the-top (“OTT”) advertising and OTT advertising platforms.*
We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, including digital and social media platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. Recently, Netflix and Disney+ announced plans to offer ad-supported tiers to their streaming services, which may further increase competition for streaming advertising revenue. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increasing our advertising inventory, and expanding our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and would harm our business.
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as legacy TV, radio, and print, and to advertising through digital and social media platforms. The future growth of our business depends on the growth of OTT advertising and on advertisers increasing their spend on advertising on our platform. Although legacy TV advertisers have shown growing interest in OTT advertising, we cannot be certain that their interest will continue to increase or that they will not revert to legacy TV advertising, especially if our users no longer stream TV or significantly reduce the amount of TV they stream as a result of the COVID-19 pandemic waning, the launch of new hybrid broadcast standards (such as ATSC 3.0), or other reasons. In addition, if we are unable to compete with digital and social media platforms to win business from advertisers and agencies who have traditionally advertised on these platforms, such as direct-to-consumer and small or medium-sized businesses, our ability to grow our business may be limited. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.
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
In order to materially increase the monetization of our streaming platform through the sale of video advertising, we will need our users to stream significantly more ad-supported content. Our efforts to monetize our streaming platform through ad-supported content are still developing and may not continue to grow as we expect. For example, in the quarter ended June 30, 2022, our platform revenue growth was lower than expected as many advertisers significantly curtailed or paused advertising spending due to inflationary pressures and recessionary fears. In addition, advertisers’ spending commitments, such as those we obtain in connection with annual TV Upfront presentations, are typically not fully binding, and the revenue we receive from such commitments may be less than the initially committed amount. This means of monetization will require us to continue to attract advertising dollars to our streaming platform as well as deliver ad-supported content that appeals to users. Accordingly, there can be no assurance that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.
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
Our licensing arrangements are complex and time-consuming to negotiate and complete. Our current and potential partners include TV brands, cable and satellite companies, and telecommunication providers. Under these license arrangements, we generally have limited control over the amount and timing of resources these entities dedicate to the relationship. In the past, our TV brand partners have failed to meet their forecasts for distributing licensed streaming devices, and they may fail to meet their forecasts in the future. If our TV brand or service operator partners fail to meet their forecasts for distributing licensed streaming devices or choose to deploy competing streaming solutions within their product lines, our business may be harmed.
We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the quarter ended June 30, 2022, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts, or streaming device sales may be adversely affected, and our business may be harmed.
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
In addition, if service operators, including pay TV providers, refuse to grant our users access to stream certain channels or only make content available on devices they prefer, our ability to offer a broad selection of popular streaming channels or content may be limited. If we fail to help our content publishers maintain and expand their audiences on our platform or their channels are not available on our platform, our business may be harmed.
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

We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our players and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower player or Roku TV model sales.*
To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and our TV brand partners’ Roku TV models are sold through traditional brick and mortar retailers, such as Best Buy, Target, and Walmart, including their online sales platforms, and online retailers such as Amazon. We also sell players directly through our website and internationally through distributors and retailers such as Coppel in Mexico, Magazine Luiza in Brazil, and MediaMarkt in Germany. As we have only recently expanded to certain international markets, we may not have established a strong reputation or relationships with global retailers as compared to our domestic operations or our competitors in international markets. Amazon, Best Buy, and Walmart in total accounted for 66% of our player revenue for the six months ended June 30, 2022, and 69% for both of the years ended December 31, 2021 and 2020.
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
•capacity constraints;
•reduced component availability;
•production, supply chain, or shipping disruptions or delays, including from labor disputes, strikes, mechanical issues, quality control issues, natural disasters, geopolitical conflicts, and public health crises; and
•the impact of U.S. or foreign tariffs, trade, or sanctions restrictions on components, finished goods, software, other products, or data transfers.
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
The supply of Roku TV models to the market could be disrupted if our Roku TV brand partners encounter problems with their internal operations or contract manufacturers or suppliers.*
Certain of our Roku TV brand partners have internal manufacturing capabilities and others primarily rely upon contract manufacturers to build the Roku TV models that they sell to retailers. Regardless of whether their manufacturing capabilities are internal or contracted, our Roku TV brand partners’ manufacturers may be vulnerable to capacity constraints and reduced component availability; increases in U.S. tariffs on imports of Roku TV models; future possible changes in U.S. regulations on exports of U.S. technologies; U.S. restrictions on dealings with certain countries, parties, regions, or imported inputs; foreign tariffs on U.S. parts or components for Roku TV models that are assembled outside of the United States; and supply chain disruptions and shipping delays. Their control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, may be limited. For those Roku TV brand partners with contract manufacturers or suppliers, the problems are exacerbated because the contract manufacturer is a third party, and the Roku TV brand partner does not have direct visibility into or control over the operations. Delays, component shortages, and other manufacturing and supply problems (whether due to the ongoing COVID-19 pandemic, high demand, or other reasons) could impair the retail distribution of their Roku TV models. Interruptions in the supply of Roku TV models to retailers and distributors or increases in the pricing of Roku TV models at times have negatively affected, and could adversely affect in the future, the volume of Roku TV devices sold at retail, resulting in slower active account and streaming hour growth.
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
We depend on sole source suppliers for key components in our players and other products. For example, each of our players may utilize a specific system on chip (or SoC), Wi-Fi silicon product, and Wi-Fi front-end module, each of which may be available from only a single manufacturer and for which we do not have a second source. Although this approach allows us to maximize product performance on lower cost hardware, reduce engineering development and qualification costs, and develop stronger relationships with our strategic suppliers, this also creates supply chain risk. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as U.S. or foreign tariffs, war or other government or trade relations issues, other export or import restrictions on parts or components for finished products that are used in final assembly of their components (or on the finished products themselves), or shortages of key components. There is also the risk that the strategic supplier may stop producing such components, cease operations, be acquired by or enter into exclusive arrangements with our competitors or other companies, put contract manufacturers on allocation because of the ongoing global semiconductor shortage, or become subject to U.S. or foreign sanctions or export control restrictions or penalties. Such suppliers also have experienced, and may continue to experience, production, shipping, or logistical constraints arising from the COVID-19 pandemic and other macroeconomic headwinds, including inflationary pressures, geopolitical conflict, and supply chain disruptions. Such interruptions and delays have forced us to seek similar components from alternative sources, which have not always been available, and have caused us to delay product introductions and incur air freight expense. Switching from a sole-source supplier may require that we adapt our software, and redesign our products to accommodate new chips and components, and may require us to re-qualify our products with regulatory bodies, such as the U.S. Federal Communications Commission (“FCC”), which would be costly and time-consuming.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain prior quarters, we expect to incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, including during the three and six months ended June 30, 2022, and we may incur operating losses in the future. Although we have achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of June 30, 2022, we had an accumulated deficit of $228.6 million. We expect our operating expenses to increase in the future as we continue to expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to achieve profitability again. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
Our gross margins vary across our devices and platform offerings. Our player segment has lower gross margins compared to our platform segment (which generates revenue from digital advertising sales and related services, content distribution services, and licensing arrangements). Gross margins on our players vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, player returns, and other cost fluctuations. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic, or sales channel mix, component cost increases, price competition, or the introduction of new streaming devices, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our player gross margin in an effort to increase the number of active accounts and grow our gross profit. As a result, our player revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to continue to increase our platform revenue and grow the number of active accounts, we may be unable to grow gross profit and our business will be harmed. For example, global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices. Though we do not believe that these cost constraints and supply chain issues are permanent, they may continue to impact us and are expected to cause player gross margin to be negative in the near term as we choose to prioritize account acquisition and insulate consumers from higher costs caused by supply chain disruptions and inflationary pressures. If a reduction in gross margin does not result in an increase in our active accounts or an increase our platform revenue and gross profit, our financial results may suffer, and our business may be harmed. In addition, from time to time our platform segment may experience lower gross margins than we anticipate. For example, in the three months ended June 30, 2022, a mix of factors negatively impacted our platform gross margin. If our platform gross margins are lower than we anticipate, our financial results may suffer, and our business may be harmed.
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
In addition, we may face challenges in successfully deploying our business model in international markets. Three core areas of focus define our business model: first, we build scale by increasing our active accounts; second, we increase engagement by growing the hours of content streamed through our platform; and, third, we monetize the activities that consumers engage in through our platform. Even if we are able to increase our active accounts in international markets, we may be unable to effectively grow our streaming hours or monetize user activity in those markets. Further, our ARPU may be lower in international markets than in the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

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
Our ability to compete and grow depends in large part on the efforts and talents of our employees. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic, workforce participation rates, and unstable political conditions. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating, and retaining these employees. Because we face significant competition to attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation packages before we can validate the productivity of those employees. In addition, many companies now offer a remote or hybrid work environment, which may increase the competition for employees from employers outside of our traditional office locations. To retain employees, we also may need to increase our employee compensation levels in response to competition. The loss of employees or the inability to hire additional skilled employees necessary to support our growth could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause disruptions.
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
We have outstanding debt, and our credit facility provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
We entered into a credit agreement, dated February 9, 2019 (as amended on May 3, 2019, the “Credit Agreement”) among us, as borrower, certain of our subsidiaries from time to time party thereto, as guarantors, the lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (the “Agent”), providing for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”), and (iii) an uncommitted incremental facility subject to certain conditions. The Credit Agreement contains a number of affirmative and negative covenants, which may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. The Credit Agreement also contains a financial covenant requiring us to maintain a minimum adjusted quick ratio of at least 1.00 to 1.00, tested as of the last day of any fiscal quarter on the basis of the prior period of our four consecutive fiscal quarters. Pursuant to the Credit Agreement, we granted the Agent a security interest in substantially all of our and our subsidiary guarantors’ assets. In November 2019, we borrowed an aggregate principal amount of $100.0 million from the Term Loan A Facility. We also had outstanding letters of credit as of June 30, 2022 totaling $38.0 million against the Revolving Credit Facility. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Term Loan A and Revolving Credit Facilities” elsewhere in this Quarterly Report.
As of June 30, 2022, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

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
Our Credit Agreement expires in February 2023. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Risks Related to Intellectual Property
Litigation and claims regarding intellectual property rights could result in the loss of rights important to our devices and streaming platform, cause us to incur significant legal costs, or otherwise harm our business.*
Some internet, technology, and media companies, including some of our competitors, own large numbers of patents, copyrights, and trademarks, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their intellectual property rights. As we grow and face increasing competition, the possibility of intellectual property rights claims against us will grow. Plaintiffs who have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. The cost of patent litigation or other proceedings, even if resolved in our favor, has been or could be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management from our business. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business.
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
Risks Related to Macroeconomic Conditions
The ongoing COVID-19 pandemic has impacted and continues to pose risks to our business, the nature and extent of which are highly uncertain and unpredictable.*
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility in financial markets. Our business has been, and is expected to continue to be, impacted by the COVID-19 pandemic and resulting economic consequences. When staying-at-home restrictions were first issued in 2020, we saw an acceleration in both streaming hours and account activations, which have both since moderated as restrictions have lifted and we believe consumers have increasingly pursued out-of-home entertainment activities. In addition, global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices. Furthermore, some of our TV brand partners have faced inventory challenges that have negatively impacted their unit sales, and some of our advertising verticals experienced supply chain disruptions that negatively impacted their product availability, which, together with inflation and other macroeconomic factors, have resulted in advertisers reducing their overall advertising spend.
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
We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts of the pandemic on global macroeconomic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, such as supply chain constraints, rising inflation, changes in the spending patterns of advertisers and consumers, and recessionary fears. We expect these factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.
To the extent the COVID-19 pandemic adversely affects our business, it may also have the effect of heightening many of the other risks described in this Part II, Item 1A of this Quarterly Report.
Inflationary pressures and recessionary fears may adversely affect our business and operating results.*
Our business is dependent on consumer discretionary spending and advertising spending, both of which are susceptible to changes in macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, and economic uncertainty. Sustained or worsening inflation or an economic downturn may result in fewer consumer purchases of our players and our brand partners’ Roku TV models (which could impact our active account growth) and reduced advertising spending (which could impact our monetization efforts). In the three months ended June 30, 2022, reductions in consumer discretionary spending adversely affected our player revenue and gross margin, and curtailed advertising spending adversely affected our platform revenue and gross margin.
Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.
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
Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, consumer protection, children’s online protection, and similar activities continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use, and share user information. Certain state laws, such as the CCPA, also impose requirements on certain tracking activity. The EU has laws requiring advertisers or companies like ours to, for example, obtain unambiguous, affirmative consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. In addition, the EU has adopted the Digital Services Act, which is legislation that updates the liability and safety rules for digital platforms, products, and services. If we or the third parties that we work with, such as contract payment processing services, content publishers, vendors, or developers, violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers, or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.
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
For example, tensions between the United States and China have led to the United States’ imposition of a series of tariffs, sanctions, and other restrictions on imports from China and sourcing from certain Chinese persons or entities, as well as other business restrictions. Additionally, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. These and other geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products and the components required to manufacture our products, as well as costs for our Roku TV brand partners. This could cause our products and those of our Roku TV brand partners to be more expensive for consumers, which could reduce the demand for or attractiveness of such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Beyond tariffs and sanctions, countries also could adopt other measures, such as controls on imports or exports of goods, technology, or data, which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. These kinds of restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on consumer confidence and willingness to spend money, which could impair our future growth. In particular, given the general deterioration in U.S.-China relations and ongoing tensions on trade, security, and human rights, additional U.S. sanctions, tariffs, and export or import restrictions, as well as Chinese sanctions or retaliatory measures, remain a serious risk.

We cannot predict whether new international trade agreements will be negotiated or existing trade agreements renegotiated; whether new trade or tariff actions will be announced by the Biden Administration with other U.S. trading partners; or the effect that any such action would have, either positively or negatively, on our industry or our business or licensees. If any new legislation or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes, and higher prices could depress consumer demand. Such operational changes could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
As a distributor of content, we face potential liability for negligence, copyright, patent, or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. We rely on the statutory safe harbors, as set forth in the Digital Millennium Copyright Act (the “DMCA”), Section 230 of the Communications Decency Act (“Section 230”) in the United States, and the E-Commerce Directive in Europe, for protection against liability for various caching, hosting, and linking activities. The DMCA, Section 230, and similar statutes and doctrines on which we rely or may rely in the future are subject to uncertain judicial interpretation and regulatory and legislative amendments. Any legislation or court rulings that limit the applicability of these safe harbors could require us to take a different approach toward content moderation on our platform, which could diminish the depth, breadth, and variety of content that we offer, inhibit our ability to generate advertising, or otherwise adversely affect our business.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of June 30, 2022, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.4% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, elections, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In addition, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation or derivative litigation. For example, a stockholder has filed a derivative lawsuit, purportedly on our behalf, against certain members of our Board of Directors and management in the Delaware Court of Chancery. Such litigation could result in substantial costs and divert our management’s attention from other business concerns.
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
There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.
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

Roku, Inc.

Date: July 29, 2022	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2022	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)