Form 10-Q
period 2022-09-30
ROKU, INC
filed 2022-11-03
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2022, the registrant had 121,844,605 shares of Class A common stock, $0.0001 par value per share, and 17,424,911 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$2,018,616	$2,146,043
Accounts receivable, net of allowances of $25,633 and $56,827 as of	719,187	752,393
September 30, 2022 and December 31, 2021, respectively
Inventories	119,252	50,276
Prepaid expenses and other current assets	113,889	105,795
Total current assets	2,970,944	3,054,507
Property and equipment, net	272,193	177,567
Operating lease right-of-use assets	535,031	345,660
Intangible assets, net	70,787	84,126
Goodwill	161,519	161,519
Other non-current assets	381,730	258,766
Total Assets	$4,392,204	$4,082,145
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$175,026	$124,921
Accrued liabilities	625,836	549,055
Current portion of long-term debt	82,457	9,883
Deferred revenue, current portion	60,101	45,760
Total current liabilities	943,420	729,619
Long-term debt, non-current portion	—	79,985
Deferred revenue, non-current portion	26,269	28,726
Operating lease liability, non-current portion	568,193	394,724
Other long-term liabilities	76,395	82,485
Total Liabilities	1,614,277	1,315,539
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.0001 par value	14	14
Additional paid-in capital	3,129,818	2,856,572
Accumulated other comprehensive income (loss)	(1,074)	41
Accumulated deficit	(350,831)	(90,021)
Total stockholders’ equity	2,777,927	2,766,606
Total Liabilities and Stockholders’ Equity	$4,392,204	$4,082,145
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Revenue:
Platform	$670,401	$582,514	$1,990,468	$1,581,343
Player	90,972	97,439	269,010	317,912
Total net revenue	761,373	679,953	2,259,478	1,899,255
Cost of Revenue:
Platform	296,158	203,989	859,197	545,907
Player	108,428	112,045	323,538	324,392
Total cost of revenue	404,586	316,034	1,182,735	870,299
Gross Profit (Loss):
Platform	374,243	378,525	1,131,271	1,035,436
Player	(17,456)	(14,606)	(54,528)	(6,480)
Total gross profit	356,787	363,919	1,076,743	1,028,956
Operating Expenses:
Research and development	207,608	120,307	568,243	335,164
Sales and marketing	209,364	109,700	540,857	292,251
General and administrative	86,804	65,066	248,635	187,805
Total operating expenses	503,776	295,073	1,357,735	815,220
Income (Loss) from Operations	(146,989)	68,846	(280,992)	213,736
Other Income (Expense), Net:
Interest expense	(1,157)	(743)	(3,273)	(2,231)
Other income (expense), net	27,914	500	30,152	2,461
Total other income (expense), net	26,757	(243)	26,879	230
Income (Loss) Before Income Taxes	(120,232)	68,603	(254,113)	213,966
Income tax expense (benefit)	1,951	(332)	6,697	(4,732)
Net Income (Loss)	$(122,183)	$68,935	$(260,810)	$218,698

Net income (loss) per share — basic	$(0.88)	$0.52	$(1.90)	$1.66
Net income (loss) per share — diluted	$(0.88)	$0.48	$(1.90)	$1.54

Weighted-average common shares outstanding — basic	138,571	133,685	136,997	132,036
Weighted-average common shares outstanding — diluted	138,571	142,286	136,997	141,593
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income (Loss)	$(122,183)	$68,935	$(260,810)	$218,698
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(703)	—	(1,115)	—
Comprehensive Income (Loss)	$(122,886)	$68,935	$(261,925)	$218,698

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Three and Nine Months Ended September 30, 2022

Balance—June 30, 2022	137,929	$14	$3,024,897	$(371)	$(228,648)	$2,795,892
Issuance of common stock pursuant to equity incentive plans	1,341	—	5,899	—	—	5,899
Stock-based compensation expense	—	—	99,022	—	—	99,022
Foreign currency translation adjustment	—	—	—	(703)	—	(703)
Net loss	—	—	—	—	(122,183)	(122,183)
Balance—September 30, 2022	139,270	$14	$3,129,818	$(1,074)	$(350,831)	$2,777,927

Balance—December 31, 2021	135,137	$14	$2,856,572	$41	$(90,021)	$2,766,606
Issuance of common stock pursuant to equity incentive plans	4,133	—	17,592	—	—	17,592
Stock-based compensation expense	—	—	255,654	—	—	255,654
Foreign currency translation adjustment	—	—	—	(1,115)	—	(1,115)
Net loss	—	—	—	—	(260,810)	(260,810)
Balance—September 30, 2022	139,270	$14	$3,129,818	$(1,074)	$(350,831)	$2,777,927

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Three and Nine Months Ended September 30, 2021

Balance—June 30, 2021	133,299	$13	$2,743,629	$29	$(182,643)	$2,561,028
Issuance of common stock pursuant to equity incentive plans	857	—	3,148	—	—	3,148
Stock-based compensation expense	—	—	50,520	—	—	50,520
Net income	—	—	—	—	68,935	68,935
Balance—September 30, 2021	134,156	$13	$2,797,297	$29	$(113,708)	$2,683,631

Balance—December 31, 2020	128,004	$13	$1,660,379	$29	$(332,406)	$1,328,015
Vesting of early exercised stock options	—	—	4	—	—	4
Issuance of common stock pursuant to equity incentive plans	3,515	—	13,433	—	—	13,433
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $10,400	2,637	—	989,615	—	—	989,615
Stock-based compensation expense	—	—	133,866	—	—	133,866
Net income	—	—	—	—	218,698	218,698
Balance—September 30, 2021	134,156	$13	$2,797,297	$29	$(113,708)	$2,683,631

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income (loss)	$(260,810)	$218,698
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,415	31,304
Stock-based compensation expense	255,654	133,479
Amortization of right-of-use assets	40,354	21,588
Amortization of content assets	163,121	56,580
Foreign currency remeasurement (gains) losses	(12,152)	—
Change in fair value of strategic investment	(3,556)	—
Provision for (recoveries of) doubtful accounts	469	(1,480)
Other items, net	(258)	(298)
Changes in operating assets and liabilities:
Accounts receivable	32,186	(64,710)
Inventories	(68,976)	(22,050)
Prepaid expenses and other current assets	(15,177)	(63,402)
Other non-current assets	(79,962)	(78,549)
Accounts payable	29,550	15,139
Accrued liabilities	(104,249)	34,204
Operating lease liabilities	(20,516)	(14,465)
Other long-term liabilities	465	201
Deferred revenue	11,884	(12,731)
Net cash provided by operating activities	4,442	253,508
Cash flows from investing activities:
Purchases of property and equipment	(96,318)	(28,020)
Acquisition of businesses, net of cash acquired	—	(136,778)
Purchase of strategic investment	(40,000)	—
Net cash used in investing activities	(136,318)	(164,798)
Cash flows from financing activities:
Proceeds from equity issued under at-the-market offering, net of issuance costs	—	989,615
Repayments of borrowings	(7,500)	(3,750)
Proceeds from equity issued under incentive plans	17,592	13,433
Net cash provided by financing activities	10,092	999,298
Net increase (decrease) in cash, cash equivalents and restricted cash	(121,784)	1,088,008
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,535)	—
Cash, cash equivalents and restricted cash —beginning of period	2,147,670	1,093,249
Cash, cash equivalents and restricted cash —end of period	$2,020,351	$2,181,257

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,018,616	$2,179,745
Restricted cash, non-current	1,735	1,512
Cash, cash equivalents and restricted cash —end of period	$2,020,351	$2,181,257

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,537	$1,932
Cash paid for income taxes	$6,644	$956
Supplemental disclosures of non-cash investing and financing activities:
Non-cash consideration for business combination	$—	$15,200
Services to be received as part of a business combination	$—	$6,300
Unpaid portion of property and equipment purchases	$23,410	$3,310
Unpaid portion of acquisition-related expenses	$—	$43
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
The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Two financial institutions managed 20% and 24% of the Company’s cash and cash equivalents balance as of September 30, 2022 and 30% and 27% of the Company’s cash and cash equivalents balance as of December 31, 2021, respectively.
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
Allowance for Sales Returns: Allowance for sales returns consists of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$4,670	$4,515	$6,015	$5,912
Add: Charged to revenue	4,187	3,082	12,997	10,133
Less: Utilization of sales return reserve	(3,294)	(3,554)	(13,449)	(12,002)
Ending balance	$5,563	$4,043	$5,563	$4,043
Allowance for Sales Incentives: Allowance for sales incentives consists of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$24,893	$16,640	$48,411	$30,838
Add: Charged to revenue	15,661	17,379	47,211	44,953
Less: Utilization of sales incentive reserve	(22,848)	(14,184)	(77,916)	(55,956)
Ending balance	$17,706	$19,835	$17,706	$19,835
Allowance for Doubtful Accounts: Allowance for doubtful accounts consists of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$2,278	$3,082	$2,158	$4,181
Provision for (recoveries of) doubtful accounts	2	(381)	469	(1,480)
Adjustments for write-off	(97)	(1,119)	(444)	(1,119)
Ending balance	$2,183	$1,582	$2,183	$1,582
The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of September 30, 2022 and December 31, 2021.
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

3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 16.
The contract balances include the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Accounts receivable, net	$719,187	$752,393
Contract assets (included in Prepaid expenses and other current assets)	39,743	46,952

Deferred revenue, current portion	$60,101	$45,760
Deferred revenue, non-current portion	26,269	28,726
Total deferred revenue	$86,370	$74,486
Accounts receivable are recorded at the amount invoiced, net of allowances for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $7.2 million during the nine months ended September 30, 2022 due to the timing of billing to customers as well as an overall decrease in the transaction prices in content arrangements.
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased $11.9 million during the nine months ended September 30, 2022 primarily due to the timing of fulfillment of performance obligations related to platform revenue contracts, offset by lower deferral of player revenue.
Revenue recognized during the three and nine months ended September 30, 2022, from amounts included in total deferred revenue as of December 31, 2021, was $7.9 million and $41.6 million, respectively. Revenue recognized during the three and nine months ended September 30, 2021, from amounts included in total deferred revenue as of December 31, 2020, was $9.3 million and $49.0 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $1,113.2 million as of September 30, 2022 of which the Company expects to recognize approximately 50% over the next 12 months and the remainder thereafter.
The Company reversed revenue of $8.7 million and $0.5 million during the three and nine months ended September 30, 2022, respectively, and recognized revenue of $4.5 million and $29.3 million during the three and nine months ended September 30, 2021, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.
The Company did not have any customer that accounted for more than 10% of its total net revenue during the three and nine months ended September 30, 2022 and 2021.
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
Intangible Assets
The following table is the summary of the Company’s intangible assets (in thousands, except years):

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(34,326)	$39,041	5.9
Customer relationships	14,100	(10,039)	4,061	4.0
Tradename	20,400	(3,466)	16,934	9.8
Patents	4,076	(825)	3,251	14.0
Intangible assets subject to amortization	111,943	(48,656)	63,287	6.7
IPR&D technology	7,500	—	7,500
Total Intangible assets	$119,443	$(48,656)	$70,787

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(25,350)	$48,017	5.9
Customer relationships	14,100	(7,395)	6,705	4.0
Tradename	20,400	(1,966)	18,434	9.8
Patents	4,076	(606)	3,470	14.0
Intangible assets subject to amortization	111,943	(35,317)	76,626	6.7
IPR&D technology	7,500	—	7,500
Total Intangible assets	$119,443	$(35,317)	$84,126
The Company recorded $4.4 million and $4.7 million for amortization of intangible assets during the three months ended September 30, 2022 and 2021, respectively. The Company recorded $13.3 million and $13.0 million for amortization of intangible assets during the nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022 and 2021, the Company recorded amortization of developed technology in Cost of revenue, platform and Research and development expenses. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2022, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2022 (remaining 3 months)	$4,406
2023	17,066
2024	14,275
2025	12,571
2026	4,074
Thereafter	10,895
Total	$63,287
6. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Accounts receivable, gross	$744,820	$809,220
Less: Allowances
Allowance for sales returns	5,563	6,015
Allowance for sales incentives	17,706	48,411
Allowance for doubtful accounts	2,183	2,158
Other allowances	181	243
Total allowances	25,633	56,827
Accounts receivable, net	$719,187	$752,393
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Computers and equipment	$43,972	$38,473
Leasehold improvements	288,168	182,229
Internal-use software	7,274	7,274
Office equipment and furniture	27,045	20,829
Property and equipment, gross	366,459	248,805
Less: Accumulated depreciation and amortization	(94,266)	(71,238)
Property and equipment, net	$272,193	$177,567
Depreciation and amortization expense, for property and equipment assets, for the three months ended September 30, 2022 and 2021 was $9.0 million and $6.2 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the nine months ended September 30, 2022 and 2021 was $23.0 million and $18.3 million, respectively.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Payments due to content publishers	$180,673	$165,894
Accrued cost of revenue	107,300	142,014
Marketing, retail, and merchandising costs	56,015	47,428
Operating lease liability, current	51,345	37,116
Content liability, current	106,341	70,462
Other accrued expenses	124,162	86,141
Total accrued liabilities	$625,836	$549,055
Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Platform, current	$40,453	$22,240
Player, current	19,648	23,520
Total deferred revenue, current	60,101	45,760
Platform, non-current	4,931	9,324
Player, non-current	21,338	19,402
Total deferred revenue, non-current	26,269	28,726
Total deferred revenue	$86,370	$74,486
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Content liability, non-current	$44,619	$51,211
Other long-term liabilities	31,776	31,274
Total other long-term liabilities	$76,395	$82,485
7. CONTENT ASSETS
Content assets, net recorded as part of Other non-current assets consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Licensed content, net	$235,500	$199,290
Produced content:
Released, less amortization	22,775	20,030
Completed, not released	12,853	881
In production	32,011	3,512
Total produced content, net	67,639	24,423
Total content assets, net	$303,139	$223,713

Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is reflected in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Licensed content	$59,604	$23,454	$154,394	$48,925
Produced content	3,020	5,034	8,727	7,655
Total amortization costs	$62,624	$28,488	$163,121	$56,580
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
9. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value are as follows (in thousands):

	As of September 30, 2022			As of December 31, 2021
	Fair Value	Level 1	Level 3	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,415,038	$1,415,038	$—	$1,130,172	$1,130,172	$—
Money market funds	603,578	603,578	—	1,015,871	1,015,871	—
Other non-current assets:
Restricted cash, non-current	1,735	1,735	—	1,627	1,627	—
Strategic investment	43,556	—	43,556	—	—	—
Total assets measured and recorded at fair value	$2,063,907	$2,020,351	$43,556	$2,147,670	$2,147,670	$—

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
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $603.6 million and $1,015.9 million as cash equivalents as of September 30, 2022 and December 31, 2021, respectively, using Level 1 inputs.

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
The Company did not have Level 2 instruments as of September 30, 2022 and December 31, 2021.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of September 30, 2022, the Company measured the Investment using Level 3 inputs. The fair value of the Investment on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $3.6 million in Other income (expense), net related to the adjustment to fair value of the Investment for the three months ended September 30, 2022. The Company did not have Level 3 instruments as of December 31, 2021.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$20,719	$11,291	$55,453	$32,938
Variable lease cost	4,548	3,555	13,679	11,048
Total operating lease cost	$25,267	$14,846	$69,132	$43,986
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$14,211	$11,663	$40,952	$39,642
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,799	$55,350	$230,119	$101,886

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$535,031	$345,660

Operating lease liability, current (included in Accrued liabilities)	$51,345	$37,116
Operating lease liability, non-current	568,193	394,724
Total operating lease liability	$619,538	$431,840

Weighted-average remaining term for operating leases (in years)	8.85	8.38
Weighted-average discount rate for operating leases	3.81%	3.98%
Future lease payments under operating leases as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2022 (remaining 3 months)	$15,079
2023	71,894
2024	84,291
2025	92,553
2026	93,754
Thereafter	431,156
Total future lease payments	788,727
Less: imputed interest	(124,584)
Less: expected tenant improvement allowance	(44,605)
Total	$619,538
As of September 30, 2022, the Company’s commitment relating to operating leases that have not yet commenced was $37.0 million. These operating leases will commence in fiscal year 2023 with lease terms of approximately 4 to 11 years.
11. DEBT
The Company’s outstanding debt as of September 30, 2022 and December 31, 2021 is as follows (in thousands, except interest rates):

	As of
	September 30, 2022		December 31, 2021
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Term Loan A Facility	$82,500	4.3%	$90,000	2.0%
Less: Debt issuance costs	(43)		(132)
Net carrying amount of debt	$82,457		$89,868
The carrying amount of debt approximates fair value due to its variable interest rates. The interest expense for the three months ended September 30, 2022 and 2021 was $0.9 million and $0.5 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $2.6 million and $1.6 million, respectively.

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
The Company had outstanding letters of credit against the Revolving Credit Facility of $38.0 million as of September 30, 2022 and December 31, 2021.
As of September 30, 2022, the Company was in compliance with all of the covenants of the Credit Agreement.
12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
At September 30, 2022, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of September 30, 2022
Common stock awards granted under equity incentive plans	13,802
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan (1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	25,291
Total reserved shares of common stock	44,182
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
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2022 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2021	3,286	$169.76
Awarded	7,968	109.40
Released	(1,789)	115.44
Forfeited	(552)	153.06
Balance as of September 30, 2022	8,913	$127.72
As of September 30, 2022, the Company had $1,015.7 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.93 years.
Stock Options
The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan for the nine months ended September 30, 2022 (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	6,174	$51.87	5.8
Granted	1,180	75.62	—
Exercised	(2,344)	7.50	—
Forfeited and expired	(121)	167.00	—
Balance as of September 30, 2022	4,889	$76.03	6.7	$83,178

Options exercisable as of September 30, 2022	2,665	$32.70	4.9	$83,177
As of September 30, 2022, the Company had $90.2 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.23 years.

Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over four years. No stock-based compensation was capitalized for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the amount of stock-based compensation capitalized as part of internal-use software was not material.
The following table shows the total stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of revenue, platform	$280	$199	$882	$564
Cost of revenue, player	815	618	1,819	1,348
Research and development	40,511	20,893	107,130	56,024
Sales and marketing	34,480	16,591	86,308	44,229
General and administrative	22,964	12,095	59,515	31,314
Total stock-based compensation	$99,050	$50,396	$255,654	$133,479
13. COMMITMENTS AND CONTINGENCIES
Manufacturing Purchase Commitments
The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of September 30, 2022, the Company had $220.4 million of non-cancelable purchase commitments for inventory.
Content Commitments
The Company enters into contracts with content publishers to acquire content for streaming. When a title becomes available, the Company records an asset and a liability on the condensed consolidated balance sheets.
As of September 30, 2022, the Company's total obligation for content was $420.1 million, of which the Company recorded $127.6 million in Current liabilities and $44.6 million in Other long-term liabilities in the condensed consolidated balance sheets. The remaining $247.9 million is not yet recognized on the condensed consolidated balance sheets as the content does not meet the criteria for asset recognition.
The expected timing of payments for these content obligations are as follows (in thousands):

Year Ending December 31,
2022 (remaining 3 months)	$108,092
2023	161,290
2024	96,604
2025	39,359
2026	9,772
Thereafter	4,956
Total content obligations	$420,073
The Company also licenses content under arrangements where the payments are variable and based on the revenue earned by the Company. Since those amounts cannot be determined, they are not included in the obligations above.
Letters of Credit
As of September 30, 2022 and December 31, 2021, the Company had irrevocable letters of credit outstanding in the amount of $38.0 million related to operating leases. The letters of credit have various expiration dates through 2029.

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
From time to time, the Company is subject to legal proceedings, claims, and investigations in the ordinary course of business, including claims relating to employee relations, business practices and patent infringement. The Company is involved in litigation matters not listed herein. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in are reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. During the three and nine months ended September 30, 2022 and 2021, the Company did not have any loss contingencies that were material.
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
14. INCOME TAXES
Income tax expense was $2.0 million and $6.7 million for the three and nine months ended September 30, 2022 and was primarily attributable to changes in the Company’s year over year taxable earnings mix in the U.S. and state operations, and earnings in non-U.S. operations.
Income tax benefit was $0.3 million and $4.7 million for the three and nine months ended September 30, 2021 and was primarily attributable to non-U.S. tax benefit associated with the Company's non-U.S. operations.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of September 30, 2022, management believes it is more likely than not that some deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. and certain foreign deferred tax assets.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the U.S. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Company considered the applicable tax law changes, and there is no impact to the Company’s tax provision for the three and nine months ended September 30, 2022. The Company will continue to evaluate the impact of these tax law changes on future periods.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income (loss)	$(122,183)	$68,935	$(260,810)	$218,698
Denominator:
Basic net income (loss) per share:
Weighted-average common shares outstanding — basic	138,571	133,685	136,997	132,036
Net income (loss) per share — basic	$(0.88)	$0.52	$(1.90)	$1.66

Diluted net income (loss) per share:
Weighted-average common shares outstanding — basic	138,571	133,685	136,997	132,036
Effect of potentially dilutive securities:
Restricted stock units	—	2,641	—	3,007
Stock options	—	5,960	—	6,550
Weighted-average common shares outstanding — diluted	138,571	142,286	136,997	141,593
Net income (loss) per share — diluted	$(0.88)	$0.48	$(1.90)	$1.54
For the three and nine months ended September 30, 2022, equity awards to purchase 13.8 million shares of common stock are excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect during the period of net loss.
For the three and nine months ended September 30, 2021, equity awards to purchase 0.1 million shares of common stock are excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect.
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

Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Platform segment revenue:
Customer H	*	10%	*	11%

Player segment revenue:
Customer A	*	11%	*	10%
Customer B	18%	21%	21%	21%
Customer C	35%	33%	36%	36%
Revenue in international markets was less than 10% in each of the periods presented. The majority of the Company’s assets were held in the United States and were attributable to the operations in the United States as of September 30, 2022 and December 31, 2021.

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
The COVID-19 pandemic continues to affect our business, although to a lesser extent than it has in the past. The ongoing effects of the pandemic and associated economic factors remain difficult to predict due to numerous uncertainties, including the resurgence of outbreaks, new variants and the contagiousness of these new variants, the effectiveness of health and safety measures including vaccines, and managing the different pace of return-to-office in different locations. We continue to monitor the effects of the pandemic and take appropriate steps to mitigate the impact on our business. Most of our employees have a hybrid work schedule (consisting of both in-person work and working from home) in 2022.
Global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices. Though we do not believe that the cost constraints and supply chain issues are permanent, and we have seen improvements relative to those conditions during the peak of the COVID-19 pandemic, they may continue to impact us and we expect our player gross margin to be negative in the near term as we choose to prioritize account acquisition and insulate consumers from higher costs caused by supply chain disruptions and inflationary pressures. In addition, some of our TV brand partners have faced inventory challenges that have negatively impacted their unit sales. Some of our advertising verticals experienced supply chain disruptions that negatively impacted their product availability, which, together with inflation and other macroeconomic factors, have resulted in advertisers in a variety of industries reducing their overall advertising spend, which has adversely affected our platform revenue. We believe rising inflation and recessionary fears also have led to a reduction in consumer discretionary spending, which has driven a decrease in our player revenue.
We believe that the direct and indirect impacts of the COVID-19 pandemic on global macroeconomic conditions, as well as conditions specific to us, are difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, such as supply chain constraints, changes in the spending patterns of advertisers and consumers, rising inflation, and recessionary fears. We expect these factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.
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
Our gross profit was $1,076.7 million and $1,029.0 million for the nine months ended September 30, 2022 and 2021, respectively, reflecting an increase of 5%.
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
We had 65.4 million and 56.4 million active accounts as of September 30, 2022 and 2021, respectively, reflecting an increase of 16%.
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
We streamed 21.9 billion and 18.0 billion hours during the three months ended September 30, 2022 and 2021, respectively, reflecting an increase of 21%. In particular, during the three months ended September 30, 2022, The Roku Channel streaming hours increased more than 90% from the three months ended September 30, 2021.
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
ARPU was $44.25 as of September 30, 2022 as compared to $40.10 as of September 30, 2021, reflecting an increase of 10%.

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
Cost of Player Revenue
Cost of player revenue is comprised mostly of manufacturing costs for streaming players and audio products payable to our third-party contract manufacturers and technology licenses or royalty fees. Cost of player revenue also includes inbound and outbound freight, duties and logistics costs, third-party packaging, inventory provisions, and allocated overhead costs related to facilities and customer support, and salaries, benefits, and stock-based compensation for operations personnel.
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
Other Income (Expense), Net
For the three and nine months ended September 30, 2022, and 2021, other income (expense), net consists of interest income on cash and cash equivalents, income recognized related to non-cash consideration associated with the delivery of services as part of a strategic commercial arrangement, interest expense that includes interest on our debt and amortization of deferred debt costs, foreign currency re-measurement, and transaction gains and losses. For the three and nine months ended September 30, 2022, other income (expense), net also includes the change in the fair value of the strategic investment.
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists primarily of income taxes in certain foreign jurisdictions where we conduct business and income taxes in the United States. We have a full valuation allowance for deferred tax assets, including net operating losses primarily for U.S. and any jurisdiction where we do not expect to realize their benefits in the future. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Revenue:
Platform	88%	86%	88%	83%
Player	12%	14%	12%	17%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	39%	30%	38%	29%
Player	14%	16%	14%	17%
Total cost of revenue	53%	46%	52%	46%
Gross Profit (Loss):
Platform	49%	56%	50%	54%
Player	(2)%	(2)%	(2)%	—%
Total gross profit	47%	54%	48%	54%
Operating Expenses:
Research and development	27%	18%	25%	18%
Sales and marketing	28%	16%	24%	14%
General and administrative	11%	10%	11%	10%
Total operating expenses	66%	44%	60%	42%
Income (Loss) from Operations	(19)%	10%	(12)%	12%
Other Income (Expense), Net:
Interest expense	—%	—%	—%	—%
Other income (expense), net	3%	—%	1%	—%
Total other income (expense), net	3%	—%	1%	—%
Income (Loss) Before Income Taxes	(16)%	10%	(11)%	12%
Income tax expense (benefit)	—%	—%	—%	—%
Net Income (Loss)	(16)%	10%	(11)%	12%

Comparison of Three and Nine Months Ended September 30, 2022 and September 30, 2021
Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change $	Change %	September 30, 2022	September 30, 2021	Change $	Change %
(in thousands, except percentages)
Platform	$670,401	$582,514	$87,887	15%	$1,990,468	$1,581,343	$409,125	26%
Player	90,972	97,439	(6,467)	(7)%	269,010	317,912	(48,902)	(15)%
Total net revenue	$761,373	$679,953	$81,420	12%	$2,259,478	$1,899,255	$360,223	19%
Platform
Platform revenue increased by $87.9 million, or 15%, and $409.1 million, or 26%, during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively, primarily from higher revenue from advertising and content distribution services, such as media and entertainment promotional revenue and distribution of Premium Subscriptions through The Roku Channel. The increase in the variety of content, both licensed and original productions, have significantly increased the advertising opportunities available on the platform.
Player
Player revenue decreased by $6.5 million, or 7%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a decrease in both the volume of streaming players sold and the average selling prices. The volume of streaming players sold decreased by 2% and the average selling price of players decreased by 6% mainly due to the slowdown in growth in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 driven by reductions in consumer discretionary spending, which we believe is a result of rising inflation and recessionary fears. Revenue from the sale of audio products was also impacted by the same factors resulting in lower revenue during the period.
Player revenue decreased by $48.9 million, or 15%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a decrease in both the volume of streaming players sold and the average selling prices. The volume of streaming players sold decreased by 10% and the average selling price of players decreased by 7% mainly due to the slowdown in growth in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 driven by reductions in consumer discretionary spending, which we believe is a result of rising inflation and recessionary fears. Revenue from the sale of audio products was also impacted by the same factors resulting in lower revenue during the period.
Cost of Revenue and Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change $	Change %	September 30, 2022	September 30, 2021	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$296,158	$203,989	$92,169	45%	$859,197	$545,907	$313,290	57%
Player	108,428	112,045	(3,617)	(3)%	323,538	324,392	(854)	—%
Total cost of revenue	$404,586	$316,034	$88,552	28%	$1,182,735	$870,299	$312,436	36%
Gross Profit (Loss):
Platform	$374,243	$378,525	$(4,282)	(1)%	$1,131,271	$1,035,436	$95,835	9%
Player	(17,456)	(14,606)	(2,850)	20%	(54,528)	(6,480)	(48,048)	741%
Total gross profit	$356,787	$363,919	$(7,132)	(2)%	$1,076,743	$1,028,956	$47,787	5%
Platform
The cost of platform revenue increased by $92.2 million, or 45%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase is primarily driven by higher cost of acquiring content that includes content amortization costs, Premium Subscription costs, content publisher revenue share and credit card processing fees, and higher cost of acquiring advertising inventory totaling $75.5 million. Platform costs also increased an additional $16.9 million mainly due to increases in cloud services costs for supporting the platform and higher personnel costs.
The cost of platform revenue increased by $313.3 million, or 57%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase is primarily driven by higher cost of acquiring content that includes content amortization costs, Premium Subscription costs, content publisher revenue share and credit card processing fees, and higher cost of acquiring advertising inventory totaling $260.3 million. Platform costs also increased an additional $52.8 million mainly due to increases in cloud services costs for supporting the platform and higher personnel costs.
Gross profit for the platform segment decreased by $4.3 million, or 1%, for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 due to a higher growth in costs of platform revenue from increasing content costs as compared to growth in platform revenue. Gross profit for the platform segment increased by $95.8 million, or 9%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by the overall growth in our platform revenue.
Player
The cost of player revenue decreased by $3.6 million, or 3%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease is driven mainly by lower inventory provisions of $7.3 million, lower manufacturing costs of $0.4 million offset by higher freight costs of $2.9 million.
The cost of player revenue decreased by $0.9 million, or 0.3%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease is driven mainly by lower inventory provisions of $3.9 million, lower manufacturing costs of $2.5 million offset by higher freight costs of $3.6 million.
Gross profit for the player segment decreased by $2.9 million and $48.0 million, during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, resulting in a gross loss for the three and nine months ended September 30, 2022. The loss was mainly driven by reduced player revenue during the period combined with increasing cost of production and higher freight costs.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change $	Change %	September 30, 2022	September 30, 2021	Change $	Change %
(in thousands, except percentages)
Research and development	$207,608	$120,307	$87,301	73%	$568,243	$335,164	$233,079	70%
Sales and marketing	209,364	109,700	99,664	91%	540,857	292,251	248,606	85%
General and administrative	86,804	65,066	21,738	33%	248,635	187,805	60,830	32%
Total operating expenses	$503,776	$295,073	$208,703	71%	$1,357,735	$815,220	$542,515	67%
Research and development
Research and development expenses increased by $87.3 million, or 73%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase is primarily due to increases in personnel-related costs of $67.6 million, as a result of increased engineering headcount and related stock-based compensation, higher facilities and information technology costs of $16.0 million from expansion of office facilities and information technology infrastructure to support growth and higher headcount, and higher consulting, professional services, and cloud services costs of $3.3 million.
Research and development expenses increased by $233.1 million, or 70%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase is primarily due to increases in personnel-related costs of $181.6 million, as a result of increased engineering headcount and related stock-based compensation, higher facilities and information technology costs of $42.5 million from expansion of office facilities and information technology infrastructure to support growth and higher headcount, and higher consulting, professional services, and cloud services costs of $8.8 million.

Sales and marketing
Sales and marketing expenses increased by $99.7 million, or 91%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase is primarily due to increases in personnel-related costs of $49.9 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing, and business analytics to support efforts to grow our business. Sales and marketing expenses also include an increase of $38.8 million mainly due to increases in marketing, retail and merchandising costs, and other advertising expenses to promote the Roku brand, an increase in facilities and information technology costs of $6.2 million to support expansion of office facilities and higher headcount and an increase of $3.4 million in professional services and consulting fees.
Sales and marketing expenses increased by $248.6 million, or 85%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase is primarily due to increases in personnel-related costs of $134.1 million related to increased headcount and related stock-based compensation in sales and sales support, product management, marketing, and business analytics to support efforts to grow our business. Sales and marketing expenses also include an increase of $82.1 million mainly due to increases in marketing, retail and merchandising costs, and other advertising expenses to promote the Roku brand, an increase in facilities and information technology costs of $17.1 million to support expansion of office facilities and higher headcount and an increase of $10.2 million in professional services and consulting fees.
General and administrative
General and administrative expenses increased by $21.7 million, or 33%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase is primarily due to increases in personnel-related costs of $19.0 million related to increased headcount and related stock-based compensation, and an increase in facilities and information technology costs of $4.3 million to support expansion of office facilities and higher headcount.
General and administrative expenses increased by $60.8 million, or 32%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase is primarily due to increases in personnel-related costs of $52.9 million related to increased headcount and related stock-based compensation, and an increase in facilities and information technology costs of $12.6 million to support expansion of office facilities and higher headcount.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change $	Change %	September 30, 2022	September 30, 2021	Change $	Change %
(in thousands, except percentages)
Interest expense	$(1,157)	$(743)	$(414)	56%	$(3,273)	$(2,231)	$(1,042)	47%
Other income (expense), net	27,914	500	27,414	nm	30,152	2,461	27,691	nm
Total other income (expense), net	$26,757	$(243)	$27,000	nm	$26,879	$230	$26,649	nm
Total other income (expense), net, increased $27.0 million, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase is primarily due to net gains on foreign exchange remeasurement of $15.4 million from a stronger dollar on our foreign currency denominated lease liabilities, an increase in interest income of $9.3 million from higher interest rates on our cash balance during the quarter, an increase in other income of $3.7 million mainly due to an unrealized gain recorded for the change in fair value of the Investment, offset by an increase in interest expense of $0.4 million from a higher interest rate on outstanding debt.
Total other income (expense), net, increased by $26.6 million, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase is primarily due to net gains on foreign exchange remeasurement of $13.0 million from a stronger dollar on our foreign currency denominated lease liabilities, an increase in interest income of $12.0 million from higher interest rates on our cash balance during the period, an increase in other income of $3.4 million mainly due to an unrealized gain recorded for the change in fair value of the Investment, offset by an increase in interest expense of $1.0 million from a higher interest rate on outstanding debt.

Income Tax Expense (Benefit)

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 30, 2021	Change $	Change %	September 30, 2022	September 30, 2021	Change $	Change %
(in thousands, except percentages)
Income tax expense (benefit)	$1,951	$(332)	$2,283	(688)%	$6,697	$(4,732)	$11,429	(242)%
Income tax expense increased by $2.3 million and $11.4 million during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, driven primarily by U.S. federal and state tax liability as a result of the adoption of new U.S. tax legislation from the Tax Cuts and Jobs Act, effective January 1, 2022, reduced stock-based compensation excess tax benefits, and increased income in foreign jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. We considered the applicable tax law changes, and though there is no impact to our tax provision for the three and nine months ended September 30, 2022, we will continue to evaluate the impact of these tax law changes on future periods.
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $2,018.6 million. Less than 2% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations.
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
As our business and workforce continue to expand, we expect to continue to incur expenses for facility and building related costs for our office locations in the United States and internationally. In addition, we expect to continue our investments in purchases of computer systems and other property and equipment. We have pursued merger and acquisition activities, such as the acquisition of the Nielsen AVA business, the This Old House business, and content rights from Quibi in fiscal year 2021, and have made a strategic investment in fiscal year 2022. We may pursue additional merger and acquisition or investment activities in the future. These activities can materially impact our liquidity and capital resources.
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
For our current borrowings, we have elected a Eurodollar borrowing with interest at a rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on our secured leverage ratio. The borrowings under the facility mature or have to be repaid in full by February 2023. Our obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain adjusted quick ratio of at least 1.00 to 1.00, and customary events of default. As of September 30, 2022, we were in compliance with all of the covenants of the Credit Agreement. See Note 11 to the condensed consolidated financial statements in Item 1 of this Quarterly Report and Note 10 to the consolidated financial statements in our Annual Report for additional details regarding the Credit Agreement.
We had outstanding letters of credit of $38.0 million as of September 30, 2022 and December 31, 2021, against the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$4,442	$253,508
Cash flows used in investing activities	$(136,318)	$(164,798)
Cash flows provided by financing activities	$10,092	$999,298
Cash Flows from Operating Activities
Our operating activities provided cash of $4.4 million for the nine months ended September 30, 2022. Our net loss of $260.8 million for the nine months ended September 30, 2022 was adjusted by non-cash charges of $480.0 million comprised mainly of stock-based compensation, amortization of content assets, depreciation and amortization on property and equipment and intangible assets, and amortization of operating right-of-use assets. The changes in our operating assets and liabilities used cash of $214.8 million mainly from an increase in content assets, an increase in inventory balance, an increase in prepaid expenses, and payments made for operating lease liabilities, offset by inflows from a decrease in accounts receivable, an increase in accounts payable and accrued expenses due to timing of payments, and an increase in deferred revenue balance. These changes are mainly due to overall growth in the business combined with the timing of receipts from customers and payments to vendors.
Cash Flows from Investing Activities
Our investing activities for the nine months ended September 30, 2022 included cash outflows of $136.3 million consisting of purchases of property and equipment and expenditures related to expansion of our office facilities of $96.3 million and purchase of a strategic investment of $40.0 million.
Cash Flows from Financing Activities
Our financing activities provided cash of $10.1 million for the nine months ended September 30, 2022. The cash was received from proceeds from the exercise of employee stock options of $17.6 million. These inflows were offset by $7.5 million of repayments made on borrowings.
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of September 30, 2022 consisted of:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents, and interest expense on the Credit Agreement. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. As of September 30, 2022, borrowings under the Term Loan A Facility totaled $82.5 million with an effective interest rate of 4.3%. If the amount outstanding under our Term Loan A Facility remains at this level for an entire year and interest rates increased or decreased by 100 basis points, our annual interest expense would increase or decrease, respectively, by an additional $0.8 million.
Foreign Currency Exchange Rate Risk
Most of our revenue is generated within the United States and as such we have minimal foreign currency risk related to our revenue. Our foreign currency risk primarily relates to operating expenses and lease liabilities denominated in currencies other than U.S. dollars, primarily British Pounds and Euros. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•interoperability of our products with content publishers’ and other third parties’ offerings, technologies, and systems;
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

To enhance our users’ experience, we also offer audio products, including Roku Streambars, Roku wireless speakers, and Roku wireless subwoofers, and Roku smart home products, including indoor and outdoor cameras, video doorbells, smart lighting, and smart plugs. As a result, we may face additional competition from makers of TV audio speakers and soundbars and other TV peripheral devices, as well as makers of other smart home products. While sales of our audio products have not generated material amounts of revenue and our smart home products are a new offering that we launched in October of 2022, if these products do not operate as designed or do not enhance the Roku TV or other viewing experience as we intend, our users’ overall viewing experience may be diminished, and this may impact the overall demand for Roku TV models or our other products.
Our future growth depends on the acceptance and growth of over-the-top (“OTT”) advertising and OTT advertising platforms.*
We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, including social media and other digital platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. Recently, Netflix and Disney+ announced plans to offer ad-supported tiers to their streaming services, which may further increase competition for streaming advertising revenue. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increasing our advertising inventory, and expanding our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and would harm our business.
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as legacy TV, radio, and print, and to advertising through social media and other digital platforms. The future growth of our business depends on the growth of OTT advertising and on advertisers increasing their spending on advertising on our platform. Although legacy TV advertisers have shown growing interest in OTT advertising, we cannot be certain that their interest will continue to increase or that they will not revert to legacy TV advertising or shift their advertising spending to social media and other digital platforms (rather than to us), especially if our users no longer stream TV or significantly reduce the amount of TV they stream as a result of the COVID-19 pandemic waning, the launch of new hybrid broadcast standards (such as ATSC 3.0), or other reasons. In addition, if we are unable to compete with social media and other digital platforms to win business from advertisers and agencies who have traditionally advertised on these platforms, such as direct-to-consumer and small or medium-sized businesses, our ability to grow our business may be limited. If advertisers, or their agency relationships, do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.
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
Our efforts to monetize our streaming platform through ad-supported content are still developing and may not continue to grow as we expect, and our platform revenue growth has been, and may continue to be, lower than expected due to advertisers significantly curtailing or pausing advertising spending due to inflationary pressures, recessionary fears or other reasons that are out of our control. In addition, advertisers’ spending commitments, such as those we obtain in connection with annual TV Upfront presentations, are typically not fully binding, and the revenue we receive from such commitments may be less than the initially committed amount. This means that in order to materially increase the monetization of our streaming platform through the sale of video advertising, we will need to attract significantly more advertising dollars to our streaming platform as well as deliver ad-supported content that results in our users streaming significantly more ad-supported content. Accordingly, there can be no assurance that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.
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
We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the quarter ended September 30, 2022, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, active accounts, or streaming device sales may be adversely affected, and our business may be harmed.
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

Most of our agreements with content publishers are not long term and can be terminated by the content publishers under certain circumstances. The non-renewal or early termination of such agreements may result in the removal of certain channels from our streaming platform and may harm our active account growth and engagement.*
We enter into agreements with all our content publishers, which have varying terms and conditions, including expiration dates and rights to terminate under certain circumstances. Our agreements with content publishers generally have terms of one to three years and can be terminated before the end of the term by the content publisher under certain circumstances, including if we materially breach the agreement, become insolvent, enter bankruptcy, commit fraud, or fail to adhere to the content publishers’ security or other platform certification requirements. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these content publishers on our streaming platform. We have in the past been unable, and in the future may not be able, to reach a satisfactory agreement with certain content publishers before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, or if a content publisher terminates an agreement with us prior to its expiration, we may be required to temporarily or permanently remove certain channels from our streaming platform.
The loss of such channels from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content publishers on terms favorable to us, or at all, or if these content publishers face problems in delivering their content across our platform, we may lose channel partners or users and our business may be harmed.
If we are unable to maintain an adequate supply of quality video ad inventory on our platform or effectively sell our available video ad inventory, our business may be harmed.*
Our business model depends on our ability to grow video ad inventory on our streaming platform and sell it to advertisers. While The Roku Channel has historically served as a valuable source of video ad inventory for us to sell, there is no guarantee that it will continue to do so in the future. If The Roku Channel is unable to secure content that is appealing to our users and advertisers, or is unable to do so on terms that provide a sufficient supply of ad inventory at reasonable cost, our supply of video ad inventory will be negatively impacted. We are also dependent on our ability to monetize video ad inventory within other ad-supported channels on our streaming platform. We seek to obtain the ability to sell such inventory from the content publishers of such channels. We may fail to attract content publishers that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform or fail to obtain access to a sufficient quantity and quality of ad inventory from the publishers of such content. Our access to video ad inventory in ad-supported streaming channels on our platform varies greatly among channels. Accordingly, we may not have access to a significant portion of the video ad inventory on our platform. For certain channels, including YouTube’s ad-supported channel, we have no access to video ad inventory at this time, and we may not secure access in the future. Moreover, when existing SVOD services introduce new ad-supported tiers to their streaming services, we may not be able to reach agreement on access to video ad inventory on these tiers on mutually agreeable terms, or at all. The amount, quality, and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video ad inventory at reasonable costs to keep up with demand, our business may be harmed.
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
We and our Roku TV brand partners depend on our retail sales channels to effectively market and sell our products and Roku TV models, and if we or our partners fail to maintain and expand effective retail sales channels, we could experience lower product or Roku TV model sales.*
To continue to increase our active accounts, we must maintain and expand our retail sales channels. The majority of our players and other products, and our TV brand partners’ Roku TV models, are sold through traditional brick and mortar retailers, such as Best Buy, Target, and Walmart, including their online sales platforms, and online retailers such as Amazon. We also sell products directly through our website and internationally through distributors and retailers such as Coppel in Mexico, Magazine Luiza in Brazil, and MediaMarkt in Germany. As we have only recently expanded to certain international markets, we may not have established a strong reputation or relationships with global retailers as compared to our domestic operations or our competitors in international markets. Amazon, Best Buy, and Walmart in total accounted for 65% of our player revenue for the nine months ended September 30, 2022, and 69% for both of the years ended December 31, 2021 and 2020.
Our retailers and distributors also sell products offered by our competitors. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. If one or several retailers or distributors were to discontinue selling our products, or our TV brand partners’ Roku TV models, choose not to prominently display those devices in their stores or on their websites, or close or severely limit access to their brick and mortar locations, the volume of our products or our TV brand partners’ Roku TV models sold could decrease, which would harm our business. If any of our existing TV brand partners choose to work exclusively with, or divert a significant portion of their business with us to, other operating system developers, this may impact our ability to license the Roku OS and our smart TV reference design to TV brands and our ability to continue to grow active accounts. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines, stronger brand identity and greater marketing resources, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices, smart TVs, and smart home devices, is able to market and promote these products more prominently on its website, and could refuse to offer or promote our devices on its website. Any reduction in our ability to place and promote our devices, or increased competition for available shelf or website placement, could require us to increase our marketing expenditures to maintain our product visibility or result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our devices during these periods, our business would be harmed.
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
We must successfully manage streaming device and other product introductions and transitions to remain competitive.*
We must continually develop new and improved streaming devices and other products that meet changing consumer demands. Moreover, the introduction of a new streaming device or other new product is a complex task, involving significant expenditures in research and development, promotion, and sales channel development. For example, we recently introduced Roku smart home products, including indoor and outdoor cameras, video doorbells, smart lighting, and smart plugs. Whether users will broadly adopt new streaming devices or other new products is not certain. Our future success will depend on our ability to develop new and competitively priced streaming devices and other new products and add new desirable content and features to our streaming platform. Moreover, we must introduce new streaming devices and other new products in a timely and cost-effective manner, and we must secure production orders for those products from our contract manufacturers. The development of new streaming devices and other new products is a highly complex process, and while our research and development efforts are aimed at solving increasingly complex problems, we do not expect that all of our projects will be successful. The successful development and introduction of new streaming devices and other new products depends on a number of factors, including:
•the accuracy of our forecasts for market requirements beyond near-term visibility;
•our ability to anticipate and react to new technologies and evolving consumer trends;
•our development, licensing, or acquisition of new technologies;
•our timely completion of new designs and development;
•our ability to timely and adequately redesign or resolve design or manufacturing or security issues;
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
We do not have manufacturing capabilities and primarily depend upon a limited number of contract manufacturers, and our operations could be disrupted if we encounter problems with our contract manufacturers.*
We do not have any internal manufacturing capabilities and rely on a limited number of contract manufacturers to build our players and audio products and smart home products. Our contract manufacturers are vulnerable to, among other issues:
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
As a result, we have limited control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply or when we introduce new streaming devices or other products. For example, beginning in 2021, global supply chain disruptions led to increased component costs and shipping costs for our products, and as a result, our player gross margin has been, and may continue to be, adversely affected.
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
We also rely upon our contract manufacturers and other contractors to perform some of the development work on our products. The contract manufacturers or other contractors may be unwilling or unable to successfully complete desired development or fix bugs or errors in a timely manner. Delays in development work by contract manufacturers or contractors could delay launch of new or improved products.
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
Our products and Roku TV models must operate with various offerings, technologies, and systems from content publishers and other third parties that we do not control. If our products do not operate effectively with those offerings, technologies, and systems, our business may be harmed.*
The Roku OS is designed for performance using relatively low-cost hardware, which enables us to drive user growth with our players and Roku TV models offered at a low cost to consumers. However, this hardware must be interoperable with all channels and other offerings, technologies, and systems from our content publishers, including virtual multi-channel video programming distributors, and other third parties. We have no control over these offerings, technologies, and systems beyond our channel certification requirements, and if our players and Roku TV models do not provide our users with a high-quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with our players or Roku TV models, we may be unable to increase active account growth and user engagement or may be required to increase our hardware costs, and our business will be harmed.
We plan to continue to introduce new products regularly, including, for example, our recently announced smart home products, and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content publishers have the right to test and certify our new products before we can publish their channels. The certification processes can be time consuming and introduce third-party dependencies into our product release cycles. If content publishers do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, we may not be able to offer certain products to all TV brand partners or we may not continue to offer certain channels. To continue to grow our active accounts and user engagement, we will need to prioritize development of our streaming devices to work better with new offerings, technologies, and systems, including our recently announced smart home products. If we are unable to maintain consistent operability of our devices that is on parity with or better than other platforms, our business could be harmed. In addition, any future changes to offerings, technologies, and systems from our content publishers, such as virtual service operators, may impact the accessibility, speed, functionality, and other performance aspects of our streaming devices. We may not successfully develop streaming devices that operate effectively with these offerings, technologies, or systems. If it becomes more difficult for our users to access and use these offerings, technologies, or systems, our business could be harmed.
Our products are technically complex and may contain undetected hardware errors or software bugs, which could manifest themselves in ways that could harm our reputation and our business.*
Our products and the products of our TV brand partners are technically complex and have contained and may in the future contain undetected software bugs or hardware errors. These bugs and errors can manifest themselves in any number of ways in our products or our streaming platform, including through diminished performance, security vulnerabilities, data quality in logs or interpretation of data, malfunctions, or even permanently disabled devices. Some errors in our products may only be discovered after a product has been shipped and used by users and may in some cases only be detected under certain circumstances or after extended use. We also update the Roku OS and our software on a regular basis, and, despite our quality assurance processes, we could introduce bugs in the process of any such update. The introduction of a serious software bug could result in devices becoming permanently disabled. We offer a limited one-year warranty in the United States for our devices, although applicable law or our software updates could cause us to be responsible for issues with devices after this period of time. Any defects discovered in our devices after commercial release could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and users, and increased service costs, any of which could harm our business, operating results, and financial condition. We could also face claims for product or information liability, tort or breach of warranty, or other violations of laws or regulations. In addition, our contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of Roku and our products. In addition, if our insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain prior quarters, we expect to incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, including during the three and nine months ended September 30, 2022, and we may incur operating losses in the future. Although we have achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of September 30, 2022, we had an accumulated deficit of $350.8 million. We expect our operating expenses to increase in the future as we continue to expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to achieve profitability again. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
Our gross margins vary across our devices and platform offerings. Our player segment has lower gross margins compared to our platform segment (which generates revenue from digital advertising sales and related services, content distribution services, and licensing arrangements). Gross margins on our players vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, player returns, and other cost fluctuations. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic, or sales channel mix, component cost increases, price competition, or the introduction of new products, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our player gross margin in an effort to increase the number of active accounts and grow our gross profit. As a result, our player revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to continue to increase our platform revenue and grow the number of active accounts, we may be unable to grow gross profit and our business will be harmed. For example, global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices. Though we do not believe that these cost constraints and supply chain issues are permanent, they may continue to impact us and are expected to cause player gross margin to be negative in the near term as we choose to prioritize account acquisition and insulate consumers from higher costs caused by supply chain disruptions and inflationary pressures. If a reduction in gross margin does not result in an increase in our active accounts or an increase our platform revenue and gross profit, our financial results may suffer, and our business may be harmed. In addition, our platform segment has experienced in the past, and may experience in the future, lower gross margins than we anticipate. If our platform gross margins are lower than we anticipate, our financial results may suffer, and our business may be harmed.

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
•expand our product offerings;
•support TV brand partners and service operators;
•expand and improve the content offering on our platform;
•implement appropriate operational and financial systems; and
•maintain effective financial disclosure controls and procedures.
If we fail to manage our growth effectively, we may not be able to execute our business strategies, which could harm our business and adversely affect our financial condition, results of operations, or cash flows.
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
•fluctuations in currency exchange rates, which could impact the revenue and expenses of our international operations and expose us to foreign currency exchange rate risk (see the section titled “Foreign Currency Exchange Rate Risk” in Part I, Item 3 of this Quarterly Report for additional information);
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
Given the seasonal nature of advertising and our device sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, reductions in consumer discretionary spending, curtailed advertising spending, disruptions in our supply or distribution chains, tariffs or other restrictions on trade, shipping or air freight delays, or for any other reason, would cause our full year results of operations to suffer significantly. For example, delays or disruptions at U.S. ports of entry have in the past, and may in the future, adversely affect our or our distributors’ ability to timely deliver players and Roku TV models to retailers during holiday seasons. A substantial portion of our expenses are personnel-related (including salaries, stock-based compensation, and benefits) and facilities-related, none of which are seasonal in nature. Accordingly, in the event of a revenue shortfall, we would be unable to mitigate the negative impact on gross profit and operating margins, at least in the short term, and our business would be harmed.
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

We have outstanding debt, and our credit facility provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
We entered into a credit agreement, dated February 9, 2019 (as amended on May 3, 2019, the “Credit Agreement”) among us, as borrower, certain of our subsidiaries from time to time party thereto, as guarantors, the lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (the “Agent”), providing for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”), and (iii) an uncommitted incremental facility subject to certain conditions. The Credit Agreement contains a number of affirmative and negative covenants, which may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. The Credit Agreement also contains a financial covenant requiring us to maintain a minimum adjusted quick ratio of at least 1.00 to 1.00, tested as of the last day of any fiscal quarter on the basis of the prior period of our four consecutive fiscal quarters. Pursuant to the Credit Agreement, we granted the Agent a security interest in substantially all of our and our subsidiary guarantors’ assets. In November 2019, we borrowed an aggregate principal amount of $100.0 million from the Term Loan A Facility. We also had outstanding letters of credit as of September 30, 2022 totaling $38.0 million against the Revolving Credit Facility. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Term Loan A and Revolving Credit Facilities” elsewhere in this Quarterly Report.
As of September 30, 2022, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.
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
We may require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.*
We intend to continue to make significant investments to support planned business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhance our streaming platform, continue to expand the content on our platform, maintain adequate levels of inventory to support our retail partners’ demand requirements, improve our operating infrastructure, or acquire complementary businesses, personnel, and technologies. Our primary uses of cash include operating costs such as personnel-related expenses and capital spending. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our streaming platform, the Roku OS, and our players and other products, along with the timing and effort related to the introduction of new platform features, products, the hiring of experienced personnel, the expansion of sales and marketing activities, as well as overall economic conditions.
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
Risks Related to Cybersecurity, Reliability, and Data Privacy
Significant disruptions of our information technology systems or data security incidents could harm our reputation, cause us to modify our business practices, and otherwise adversely affect our business and subject us to liability.*
We are dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process, and transmit large amounts of sensitive corporate, personal, and other information, including intellectual property, proprietary business information, user payment card information, user video and audio recordings, other user information, employee information, and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity, and availability of personal information in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and limits on the use or cross-border transfer of such personal information. These obligations create potential legal liability to regulators, our business partners, our users, and other relevant stakeholders and impact the attractiveness of our services to existing and potential users.
We have outsourced certain elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits, and stores our users’ or others’ personal information (such as payment card information and user video and audio recordings), and as a result, we manage a number of third-party vendors and other partners who may or could have access to our information technology systems (including our computer networks) or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved in or have access to those systems, are very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks, and exposures, the size, complexity, accessibility, and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems vulnerable to unintentional or malicious, internal, and external threats on our technology environment. Vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including our efforts to educate or train our employees, we and our third-party vendors have experienced, and remain vulnerable to, data security incidents, including data breaches, phishing attacks, and improper employee access of confidential data. Malicious attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states, and others. The Russian invasion of Ukraine and resulting geopolitical conflict also have increased the risk of malicious attacks on information technology operations globally, including for companies headquartered in the United States.
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
In addition to the threat of unauthorized access or acquisition of sensitive or personal information or intellectual property, other threats include the deployment of harmful malware, ransomware attacks, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems regularly experience directed attacks that are intended to interrupt our operations; interrupt our users’, content publishers’, and advertisers’ ability to access our platform; extract money from us; or view or obtain our data (including without limitation user or employee personal information or proprietary information) or intellectual property. We cannot be certain that threat actors will not have a material impact on our systems or services in the future. Our safeguards intended to prevent or mitigate certain threats may not be sufficient to protect our information technology systems and data due to the developing sophistication and means of attack in the threat landscape as well as the impact that third-party vendors and third-party products may have on our cybersecurity. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology. Ransomware or other cybersecurity attacks affecting our third-party vendors also may impact our ability to operate our business, such as when our information technology or human resources vendors experience an outage of their systems, which renders services to downstream customers unavailable. Additionally, our third-party vendors or business partners’ information technology systems, or hardware/software provided by such third parties for use in our information technology systems, may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships. Open source software, which may be incorporated into our systems or products, inherently presents a large attack surface and may contain vulnerabilities of which we are not aware and which we cannot control or fully mitigate. For example, the Apache Log4j vulnerability discovered in December 2021 can be exploited by remote code execution, which can allow a bad actor to steal data or take over our systems. We have taken steps to patch this vulnerability by updating our relevant Apache software, but we, and the many other affected organizations, remain vulnerable in light of the widespread use of the Apache Log4j library and difficulty in identifying all instances of this library across an entire enterprise. We cannot assure you that we will not be impacted by this or other similar vulnerabilities in the future.
We maintain insurance policies to cover certain losses relating to our information technology systems. However, there may be exceptions to our insurance coverage such that security incidents may not be covered by our insurance policies, and not all aspects of a security incident may be covered even where coverage exists. Insurance policies will also not protect against the reputational harms caused by a major security incident. Even where an incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that we may be faced with in the wake of a security incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security, and availability of our network infrastructure to the satisfaction of our users, business partners, regulators, or other relevant stakeholders may harm our reputation and our ability to retain existing users and attract new users. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for threat actors. Any attempts by threat actors to disrupt our platform, streaming devices, smart home products, website, computer systems, or mobile apps, if successful, could harm our business, subject us to liability, be expensive to remedy, cause harm to our systems and operations, and damage our reputation. Efforts to prevent threat actors from entering our computer systems or exploiting vulnerabilities in our devices are expensive to implement and may not be effective in detecting or preventing intrusion or vulnerabilities. Such unauthorized access to our data could damage our reputation and our business and could expose us to the risk of contractual damages, litigation, and regulatory fines and penalties that could harm our business. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter into new markets. Implementing, maintaining, and updating security safeguards requires substantial resources now and will likely be an increasing and substantial cost in the future.
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
We and our service providers collect, process, transmit, and store personal and confidential information, which creates legal obligations and exposes us to potential liability.*
We collect, process, transmit, and store personal or confidential information about our users (and their devices), employees, and partners, and we rely on third-party service providers to collect, process, transmit, and store personal or confidential information of our users (including our users’ payment card data and video and audio recordings), employees, and partners. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. Further, we, our service providers and our business partners use tracking technologies, including cookies, device identifiers, and related technologies, to help us manage and track our users’ interactions with our platform, devices, website, and partners’ content to deliver relevant advertising and personalized content for ourselves and on behalf of our partners on our devices.
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
We will continue to monitor the implementation and evolution of data protection regulations, but if we are not compliant with data protection laws or regulations if and when implemented, we may be subject to significant fines and penalties (such as restrictions on personal information processing) and our business may be harmed. For example, under the GDPR, fines of up to 4% of the annual global revenue of a noncompliant company, as well as data processing restrictions, could be imposed for violation of certain of the GDPR’s requirements. Data protection laws continue to proliferate throughout the world and such laws likely apply to our business. For example, Brazil’s General Data Protection Law (“LGPD”) came into effect in August 2020. The LGPD bears many substantive similarities to the GDPR such as extra-territorial reach, enhanced privacy rights for individuals, data transfer restrictions, and mandatory breach notification obligations. It carries penalties of up to 2% of a company’s annual revenue in Brazil.
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
In addition, some countries are considering or have enacted “data localization” laws requiring that user data regarding users in their respective countries be maintained, stored, or processed in their respective countries. Maintaining local data centers in individual countries could increase our operating costs significantly. We expect that, in addition to the “business as usual” costs of compliance, the evolving regulatory interpretation and enforcement of laws such as the GDPR and CPRA, as well as other domestic and foreign data protection laws, will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. Any failure or perceived failure to comply with privacy-related legal obligations, or any compromise of security of user data, may result in governmental enforcement actions, litigation, contractual indemnities, or public statements against us by consumer advocacy groups or others. In addition to potential liability, these events could harm our business.
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

Any significant disruption in our computer systems or those of third parties we utilize in our operations could result in a loss or degradation of service on our platform and could harm our business.*

We rely on the expertise of our engineering and software development teams as well as the teams of our service providers and partners for the performance and operation of the Roku OS, streaming platform, smart home products, and computer systems. For example, our smart home product line is reliant on (among other things) the engineering and software development teams and information technology systems of the service providers we use to assist in the design, manufacture, and maintenance of those products. Service interruptions, errors in our software, or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our devices and streaming platform to existing and potential users or otherwise disrupt our business. We utilize computer systems located either in our facilities or those of third-party server hosting providers and third-party internet-based or cloud computing services. Although we generally enter into service level agreements with these parties, we exercise no control over their operations, which makes us vulnerable to any errors, interruptions, or delays that they may experience. In the future, we may transition additional features of our services from our managed hosting systems to cloud computing services, which may require significant expenditures and engineering resources. If we are unable to manage such a transition effectively, we may experience a loss or degradation in services, operational delays, or inefficiencies until the transition is complete. Upon the expiration or termination of any of our agreements with third-party vendors, we may not be able to replace their services in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete. In addition, fires, floods, earthquakes, wars, foreign invasions, terrorist activity, power losses, telecommunications failures, break-ins, and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations, products, or services, could result in liabilities to our customers or third parties, and could adversely affect our business. Our property insurance and cyber liability insurance may not be sufficient to fully cover our losses or may not cover a particular event at all. Any disruption in the services provided by these vendors could have adverse impacts on our business reputation, customer relations, and operating results.
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
Risks Related to Macroeconomic Conditions
The ongoing COVID-19 pandemic has impacted and continues to pose risks to our business, the nature and extent of which are highly uncertain and unpredictable.*
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility in financial markets. Our business has been, and may continue to be, impacted by the COVID-19 pandemic and resulting economic consequences. When staying-at-home restrictions were first issued in 2020, we saw an acceleration in both streaming hours and account activations, which have both since moderated as restrictions have lifted and we believe consumers have increasingly pursued out-of-home entertainment activities. In addition, global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices. Furthermore, some of our TV brand partners have faced inventory challenges that have negatively impacted their unit sales, and some of our advertising verticals experienced supply chain disruptions that negatively impacted their product availability, which, together with inflation and other macroeconomic factors, have resulted in advertisers reducing their overall advertising spend.
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
We believe that the direct and indirect impacts of the COVID-19 pandemic on global macroeconomic conditions, as well as conditions specific to us, are difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, such as supply chain constraints, rising inflation, changes in the spending patterns of advertisers and consumers, and recessionary fears. We expect these factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.
Inflationary pressures and recessionary fears may adversely affect our business and operating results.*
Our business is dependent on consumer discretionary spending and advertising spending, both of which are susceptible to changes in macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, and economic uncertainty. Sustained or worsening inflation or an economic downturn may result in fewer consumer purchases of our players and our brand partners’ Roku TV models (which could impact our active account growth) and reduced advertising spending (which could impact our monetization efforts). In the three months ended September 30, 2022, reductions in consumer discretionary spending adversely affected our player revenue and gross margin, and curtailed advertising spending adversely affected our platform revenue and gross margin. If this pullback in consumer discretionary spending and advertising spending continues, our future operating results will be adversely affected.
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
Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, consumer protection, children’s online protection, and similar activities continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use, and share user information. Certain state laws, such as the CCPA and CPRA, also impose requirements on certain tracking activity. The EU has laws requiring advertisers or companies like ours to, for example, obtain unambiguous, affirmative consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. In addition, the EU has adopted the Digital Services Act, which is legislation that updates the liability and safety rules for digital platforms, products, and services. If we or the third parties that we work with, such as contract payment processing services, content publishers, vendors, or developers, violate or are alleged to violate applicable privacy or security laws, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers, or publishers to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.
Our use of data to deliver relevant advertising and other services on our platform places us and our content publishers at risk for claims under various unsettled laws, including the Video Privacy Protection Act (“VPPA”). Some of our content publishers have been engaged in litigation over alleged violations of the VPPA relating to activities on our platform in connection with advertising provided by unrelated third parties. In addition, the FTC has initiated a review of its rules implementing the Children’s Online Privacy Protection Act (“COPPA”), which limits the collection by operators of online services of personal information from children under the age of 13. The review could result in broadening the applicability of COPPA, including the types of information that are subject to these regulations. There have also been proposals in the U.S. Congress to amend and expand COPPA. Changes to the COPPA legislation or rules could limit the information that we or our content publishers and advertisers may collect and use and the content of advertisements in relation to certain channel partner content. The CPRA and certain other state privacy laws also impose certain opt in and opt out requirements before certain information about minors can be collected. The EU and many of its member states, among other jurisdictions, also have rules that limit processing of personal data, including children’s data, and that impose specific requirements intended to protect children online. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, children’s online protection, or similar laws.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of September 30, 2022, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.5% of the outstanding Class A and Class B common stock. As a board member, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the trading price of our Class A common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
10.1	Roku, Inc. Amended and Restated Severance Benefit Plan	8-K	001-38211	10.1	9/14/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.
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

Roku, Inc.

Date: November 3, 2022	By:	/s/ Anthony Wood
Anthony Wood
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial and Accounting Officer)