Form 10-Q
period 2023-03-31
ROKU, INC
filed 2023-04-27
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2023, the registrant had 123,360,229 shares of Class A common stock, $0.0001 par value per share, and 17,424,911 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts in this Quarterly Report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” “target,” or the negative of these terms or other similar expressions. We caution you that the foregoing may not encompass all of the forward-looking statements made in this Quarterly Report.
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
•the impact of supply chain disruptions, inflationary pressures, recessionary fears, recent bank failures, the COVID-19 pandemic, and geopolitical conflicts on our business, operations, and the markets and communities in which we and our advertisers, content providers, licensed Roku TV partners, other device licensees, manufacturers, suppliers, retailers, and users operate;
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
You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report, and the documents referenced in and filed as exhibits to this Quarterly Report, with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$1,630,052	$1,961,956
Restricted cash	40,713	—
Accounts receivable, net of allowances of $22,436 and $40,191 as of	703,422	760,793
March 31, 2023 and December 31, 2022, respectively
Inventories	109,238	106,747
Prepaid expenses and other current assets	111,928	135,383
Total current assets	2,595,353	2,964,879
Property and equipment, net	359,543	335,031
Operating lease right-of-use assets	504,693	521,695
Content assets, net	297,849	292,766
Intangible assets, net	54,475	58,881
Goodwill	161,519	161,519
Other non-current assets	81,972	77,830
Total Assets	$4,055,404	$4,412,601
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$86,879	$164,800
Accrued liabilities	646,360	750,810
Current portion of long-term debt	—	79,985
Deferred revenue, current portion	98,058	87,678
Total current liabilities	831,297	1,083,273
Deferred revenue, non-current portion	24,519	28,210
Operating lease liability, non-current portion	585,648	584,651
Other long-term liabilities	63,298	69,911
Total Liabilities	1,504,762	1,766,045
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value	14	14
Additional paid-in capital	3,332,223	3,234,860
Accumulated other comprehensive income (loss)	35	(292)
Accumulated deficit	(781,630)	(588,026)
Total stockholders’ equity	2,550,642	2,646,556
Total Liabilities and Stockholders’ Equity	$4,055,404	$4,412,601
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Revenue:
Platform	$634,618	$643,707
Devices	106,372	89,992
Total net revenue	740,990	733,699
Cost of Revenue:
Platform	300,587	265,788
Devices	102,806	103,104
Total cost of revenue	403,393	368,892
Gross Profit (Loss):
Platform	334,031	377,919
Devices	3,566	(13,112)
Total gross profit	337,597	364,807
Operating Expenses:
Research and development	220,085	163,998
Sales and marketing	233,919	146,522
General and administrative	96,053	77,777
Total operating expenses	550,057	388,297
Loss from Operations	(212,460)	(23,490)
Other Income (Expense), Net:
Interest expense	(681)	(1,057)
Other income (expense), net	23,101	409
Total other income (expense), net	22,420	(648)
Loss Before Income Taxes	(190,040)	(24,138)
Income tax expense	3,564	2,168
Net Loss	$(193,604)	$(26,306)

Net loss per share — basic and diluted	$(1.38)	$(0.19)

Weighted-average common shares outstanding — basic and diluted	140,333	135,539
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Loss	$(193,604)	$(26,306)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	327	(82)
Comprehensive Loss	$(193,277)	$(26,388)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Three Months Ended March 31, 2023
Balance—December 31, 2022	140,027	$14	$3,234,860	$(292)	$(588,026)	$2,646,556
Issuance of common stock pursuant to equity incentive plans	758	—	891	—	—	891
Stock-based compensation expense	—	—	96,472	—	—	96,472
Foreign currency translation adjustment	—	—	—	327	—	327
Net loss	—	—	—	—	(193,604)	(193,604)
Balance—March 31, 2023	140,785	$14	$3,332,223	$35	$(781,630)	$2,550,642

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Three Months Ended March 31, 2022
Balance—December 31, 2021	135,137	$14	$2,856,572	$41	$(90,021)	$2,766,606
Issuance of common stock pursuant to equity incentive plans	834	—	3,352	—	—	3,352
Stock-based compensation expense	—	—	69,595	—	—	69,595
Foreign currency translation adjustment	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(26,306)	(26,306)
Balance—March 31, 2022	135,971	$14	$2,929,519	$(41)	$(116,327)	$2,813,165

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net Loss	$(193,604)	$(26,306)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	15,636	11,486
Stock-based compensation expense	96,472	69,580
Amortization of right-of-use assets	15,301	11,143
Amortization of content assets	49,402	44,452
Foreign currency remeasurement (gains) losses	1,395	—
Change in fair value of Strategic Investment	(3,210)	—
Impairment of assets	4,338	—
Provision for doubtful accounts	1,890	1,013
Other items, net	(24)	(264)
Changes in operating assets and liabilities:
Accounts receivable	55,608	75,675
Inventories	(2,491)	(22,587)
Prepaid expenses and other current assets	4,964	(16,202)
Content assets and liabilities, net	(55,539)	(67,642)
Other non-current assets	4,008	1,634
Accounts payable	(60,055)	12,307
Accrued liabilities	(92,504)	11,182
Operating lease liabilities	(1,597)	(9,193)
Other long-term liabilities	(91)	(49)
Deferred revenue	6,689	5,569
Net cash provided by (used in) operating activities	(153,412)	101,798
Cash flows from investing activities:
Purchases of property and equipment	(54,243)	(14,764)
Purchase of Strategic Investment	(5,000)	—
Net cash used by investing activities	(59,243)	(14,764)
Cash flows from financing activities:
Repayments of borrowings	(80,000)	(1,250)
Proceeds from equity issued under incentive plans	891	3,352
Net cash provided by (used in) financing activities	(79,109)	2,102
Net increase (decrease) in cash, cash equivalents and restricted cash	(291,764)	89,136
Effect of exchange rate changes on cash, cash equivalents and restricted cash	573	(82)
Cash, cash equivalents and restricted cash —beginning of period	1,961,956	2,147,670
Cash, cash equivalents and restricted cash —end of period	$1,670,765	$2,236,724

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,630,052	$2,235,092
Restricted cash, current	40,713	—
Restricted cash, non-current	—	1,632
Cash, cash equivalents and restricted cash —end of period	$1,670,765	$2,236,724
Supplemental disclosures of cash flow information:
Cash paid for interest	$867	$656
Cash paid for income taxes	$1,452	$511
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$10,492	$3,413
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company operates in two reportable segments and generates platform revenue from the sale of digital advertising (including media and entertainment promotional spending, the demand-side platform, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls). The Company generates devices revenue from the sale of streaming players, Roku-branded TVs, smart home products, audio products, and related accessories as well as revenue from licensing arrangements with service operators and licensed Roku TV partners.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023 (the “Annual Report”).
The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
Certain prior period amounts reported in our condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company’s restricted cash balance is used to secure the outstanding letters of credit after the Credit Facility (defined in Note 10) matured and was repaid in February 2023.
The Company maintains its cash, cash equivalent and restricted cash balances with financial institutions which often exceed regulated insured limits. The table below reflects the percentage of cash, cash equivalent and restricted cash balances at financial institutions that individually held greater than 10% of the Company’s total cash, cash equivalent and restricted cash balance at each period reported.

	As of
Institutions	March 31, 2023	December 31, 2022
Institution A (1)	19%	26%
Institution B (1)	18%	—%
Institution C (1)	11%	*
Institution D	*	21%
(1) Institutions designated as global systemically important banks (G-SIBs) by the Financial Stability Board, in consultation with the Basel Committee on Banking Supervision (BCBS) and national authorities.
* Less than 10%
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
Allowance for Sales Returns: Allowance for sales returns consists of the following activities (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning balance	$7,417	$6,015
Add: Charged to revenue	2,889	3,521
Less: Utilization of sales return reserve	(4,461)	(5,437)
Ending balance	$5,845	$4,099
Allowance for Sales Incentives: Allowance for sales incentives consists of the following activities (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning balance	$28,903	$48,411
Add: Charged to revenue	10,556	17,611
Less: Utilization of sales incentive reserve	(27,787)	(38,134)
Ending balance	$11,672	$27,888

Allowance for Doubtful Accounts: Allowance for doubtful accounts consists of the following activities (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning balance	$3,498	$2,158
Provision for doubtful accounts	1,890	1,013
Adjustments for write-off	(882)	—
Ending balance	$4,506	$3,171
The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of March 31, 2023 and December 31, 2022.
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 15.
The contract balances include the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accounts receivable, net	$703,422	$760,793
Contract assets (included in Prepaid expenses and other current assets)	39,206	42,617

Deferred revenue, current portion	$98,058	$87,678
Deferred revenue, non-current portion	24,519	28,210
Total deferred revenue	$122,577	$115,888
Accounts receivable are recorded at the amount invoiced, net of allowances for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $3.4 million during the three months ended March 31, 2023 due to the timing of billing to customers as well as an overall decrease in the transaction prices in content arrangements.
Deferred revenue reflects consideration invoiced prior to the satisfaction of performance obligations and revenue recognition. Deferred revenue increased $6.7 million during the three months ended March 31, 2023 primarily due to the timing of certain fulfillment of performance obligations related to contracts with licensing arrangements with service operators as well as subscription arrangements.
Revenue recognized during the three months ended March 31, 2023, from amounts included in total deferred revenue as of December 31, 2022, was $55.5 million. Revenue recognized during the three months ended March 31, 2022, from amounts included in total deferred revenue as of December 31, 2021, was $22.4 million.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $871.4 million as of March 31, 2023 of which the Company expects to recognize approximately 64% over the next 12 months and the remainder thereafter.
The Company recognized revenue of $19.5 million and $11.2 million during the three months ended March 31, 2023, and March 31, 2022, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.

Customer I accounted for 12% of the Company’s total net revenue during the three months ended March 31, 2023. The Company did not have any customer that accounted for more than 10% of its total net revenue during the three months ended March 31, 2022.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Company’s platform segment.
Intangible Assets
The following table is the summary of the Company’s intangible assets (in thousands, except years):

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(40,230)	$33,137	5.9
Customer relationships	14,100	(11,802)	2,298	4.0
Tradename	20,400	(4,466)	15,934	9.8
Patents	4,076	(970)	3,106	14.0
Total intangible assets	$111,943	$(57,468)	$54,475	6.7

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(37,278)	$36,089	5.9
Customer relationships	14,100	(10,920)	3,180	4.0
Tradename	20,400	(3,966)	16,434	9.8
Patents	4,076	(898)	3,178	14.0
Total intangible assets	$111,943	$(53,062)	$58,881	6.7
The Company recorded $4.4 million and $4.5 million for amortization of intangible assets during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded amortization of developed technology in Cost of revenue, platform and Research and development expenses. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations.
As of March 31, 2023, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2023 (remaining 9 months)	$12,660
2024	14,275
2025	12,571
2026	4,074
2027	2,737
Thereafter	8,158
Total	$54,475

5. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accounts receivable, gross	$725,858	$800,984
Less: Allowances
Allowance for sales returns	5,845	7,417
Allowance for sales incentives	11,672	28,903
Allowance for doubtful accounts	4,506	3,498
Other allowances	413	373
Total allowances	22,436	40,191
Accounts receivable, net	$703,422	$760,793
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Computers and equipment	$50,935	$45,989
Leasehold improvements	368,483	353,245
Internal-use software	7,274	7,274
Office equipment and furniture	44,162	28,614
Property and equipment, gross	470,854	435,122
Less: Accumulated depreciation and amortization	(111,311)	(100,091)
Property and equipment, net	$359,543	$335,031
Depreciation and amortization expense, for property and equipment assets, for the three months ended March 31, 2023 and 2022 was $11.2 million and $7.0 million, respectively.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Payments due to content publishers	$227,381	$201,054
Accrued cost of revenue	92,314	105,347
Marketing, retail, and merchandising costs	50,474	163,367
Operating lease liability, current	55,907	54,689
Content liability, current	75,413	88,717
Accrued payroll and related expenses	68,074	46,529
Other accrued expenses	76,797	91,107
Total accrued liabilities	$646,360	$750,810

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Platform, current	$63,377	$59,276
Devices, current	34,681	28,402
Total deferred revenue, current	98,058	87,678
Platform, non-current	930	969
Devices, non-current	23,589	27,241
Total deferred revenue, non-current	24,519	28,210
Total deferred revenue	$122,577	$115,888
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Content liability, non-current	$33,750	$39,587
Other long-term liabilities	29,548	30,324
Total other long-term liabilities	$63,298	$69,911
6. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Licensed content, net and advances	$213,946	$243,226
Produced content:
Released, less amortization	47,535	42,605
Completed, not released	1,696	3,537
In production	56,091	42,904
Total produced content, net	105,322	89,046
Total content assets, net and advances	$319,268	$332,272

Current portion (included in Prepaid expenses and other current assets)	$21,419	$39,506
Non-current portion	$297,849	$292,766
Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is reflected in the table below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Licensed content	$42,588	$41,625
Produced content	6,814	2,827
Total amortization costs	$49,402	$44,452

7. STRATEGIC INVESTMENT
In June 2022, the Company agreed to provide financing of up to $60.0 million in the aggregate to a counterparty with whom the Company has a commercial relationship. The Company advanced $40.0 million in June 2022, in the form of convertible promissory notes (the “Strategic Investment”) and recognized it as Other non-current assets on the condensed consolidated balance sheets. The Company advanced another $5.0 million in March 2023, in the form of convertible promissory notes. The Strategic Investment accrues interest at 5% per annum. The convertible promissory notes of $40.0 million have a maturity date of June 15, 2025, and $5.0 million have a maturity date of March 23, 2026, or are due upon a redemption event or in the event of a default.
The Strategic Investment contains certain redemption features that meet the definition of embedded derivatives and require bifurcation. The Company elected to apply the fair value option and account for the hybrid instrument containing the host contract and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value included in Other income (expense), net in the condensed consolidated statements of operations. See Note 8 for additional details on the fair value of the Strategic Investment.
8. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Fair Value	Level 1	Level 3	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$762,021	$762,021	$—	$1,353,547	$1,353,547	$—
Money market funds	868,031	868,031	—	608,409	608,409	—
Restricted cash, current	40,713	40,713	—	—	—	—
Other non-current assets:
Strategic Investment	47,678	—	47,678	39,468	—	39,468
Total assets measured and recorded at fair value	$1,718,443	$1,670,765	$47,678	$2,001,424	$1,961,956	$39,468
The following table reflects the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

Three Months Ended
March 31, 2023
Beginning balance	$39,468
Purchase of Strategic Investment	5,000
Change in estimated fair value of Strategic Investment	3,210
Ending balance	$47,678
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
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $868.0 million and $608.4 million as cash equivalents as of March 31, 2023 and December 31, 2022, respectively, using Level 1 inputs.

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
The Company did not have Level 2 instruments as of March 31, 2023 and December 31, 2022.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of March 31, 2023, the Company measured the Strategic Investment using Level 3 inputs. The fair value of the Strategic Investment on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $3.2 million in Other income (expense), net related to the adjustment to fair value of the Strategic Investment for the three months ended March 31, 2023.
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
Assets and liabilities that are measured at fair value on a non-recurring basis
Non-financial assets such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets, and content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. The Company recognized an impairment of $4.3 million primarily related to operating lease right-of-use assets as part of its restructuring charges during the three months ended March 31, 2023.
9. LEASES
The Company's operating leases are primarily for office facilities. The leases have remaining terms ranging from one to eleven years and may include options to extend or terminate the lease. The depreciable life of right-of-use assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$21,475	$15,357
Variable lease cost	6,292	4,225
Total operating lease cost	$27,767	$19,582
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16,993	$13,658
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,057	$66,690

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$504,693	$521,695

Operating lease liability, current (included in Accrued liabilities)	$55,907	$54,689
Operating lease liability, non-current	585,648	584,651
Total operating lease liability	$641,555	$639,340

Weighted-average remaining term for operating leases (in years)	8.41	8.62
Weighted-average discount rate for operating leases	3.80%	3.80%
Future lease payments under operating leases as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2023 (remaining 9 months)	$55,913
2024	86,653
2025	95,504
2026	95,944
2027	93,593
Thereafter	343,266
Total future lease payments	770,873
Less: imputed interest	(114,024)
Less: expected tenant improvement allowance	(15,294)
Total	$641,555
As of March 31, 2023, the Company’s commitment relating to operating leases that have not yet commenced was $30.3 million. These operating leases will commence in fiscal year 2023 with lease terms of approximately 10 years.
10. DEBT
The Company does not have any outstanding debt as of March 31, 2023. In February 2023, the Company repaid the debt balance in full and satisfied all outstanding debt obligations under the Credit Facility (as defined below) when it matured.
The Company’s outstanding debt as of December 31, 2022 was as follows (in thousands, except interest rate):

	As of
	December 31, 2022
	Amount	Effective Interest Rate
Term Loan A Facility	$80,000	4.4%
Less: Debt issuance costs	(15)
Net carrying amount of debt	$79,985
The carrying amount of debt as of December 31, 2022 approximated its fair value due to variable interest rates. The interest expense for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.8 million, respectively.
Senior Secured Term Loan A and Revolving Credit Facilities
On February 19, 2019, the Company entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. (as amended on May 3, 2019, the “Credit Agreement”), which provided for (i) a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million (the “Revolving Credit Facility”), (ii) a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million (the “Term Loan A Facility”) and (iii) an uncommitted incremental facility subject to certain conditions (together with the Revolving Credit Facility and the Term Loan A Facility, collectively, the “Credit Facility”). See Note 11 to the consolidated financial statements in our Annual Report for additional details regarding the Credit Facility.
On November 18, 2019, the Company borrowed an aggregate principal amount of $100.0 million from the Term Loan A Facility. The Company elected an interest rate equal to the adjusted one-month LIBOR rate plus an applicable margin of 1.75% based on the Company’s secured leverage ratio.
The Credit Facility matured on February 19, 2023 and the outstanding Term Loan A Facility was repaid in full.
As of December 31, 2022, the Company had outstanding letters of credit against the Revolving Credit Facility of $37.7 million. Upon maturity of the Credit Facility on February 19, 2023, the outstanding letters of credit were secured by the Company’s existing cash balance, a portion of which is restricted for that purpose. As of March 31, 2023, the Company had outstanding letters of credit of $37.4 million, which are secured by restricted cash of $40.7 million.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
As of March 31, 2023, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of March 31, 2023
Common stock awards granted under equity incentive plans	13,671
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan (1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	30,910
Total reserved shares of common stock	49,670
(1) The Company has not issued any common stock pursuant to the 2017 Employee Stock Purchase Plan.
Equity Incentive Plans
The Company has two equity incentive plans, the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective in September 2017 in connection with the Company’s initial public offering (“IPO”). No additional equity grants have been made pursuant to the 2008 Plan subsequent to the IPO. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity compensation to the Company’s employees, directors and consultants.
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

Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2022	8,577	$120.82
Awarded	264	61.66
Released	(614)	120.21
Forfeited	(247)	132.63
Balance as of March 31, 2023	7,980	$118.54
As of March 31, 2023, the Company had $798.5 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.7 years.
Stock Options
The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan for the three months ended March 31, 2023 (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	5,807	$72.79	7.1
Granted	50	52.96	—
Exercised	(144)	6.18	—
Forfeited and expired	(22)	74.15	—
Balance as of March 31, 2023	5,691	$74.30	7.0	$107,320

Options exercisable as of March 31, 2023	3,022	$45.32	5.3	$92,654
As of March 31, 2023, the Company had $95.1 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.5 years.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years. No stock-based compensation was capitalized for the three months ended March 31, 2023. For the three months ended March 31, 2022, the amount of stock-based compensation capitalized as part of internal-use software was not material.

The following table shows the total stock-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of revenue, platform	$339	$236
Cost of revenue, devices	804	569
Research and development	38,663	28,390
Sales and marketing	34,139	23,911
General and administrative	22,527	16,474
Total stock-based compensation	$96,472	$69,580
12. COMMITMENTS AND CONTINGENCIES
Manufacturing Purchase Commitments
The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of March 31, 2023, the Company had $122.4 million of non-cancelable purchase commitments for inventory.
Content Commitments
The Company enters into contracts with content publishers to license and produce content for streaming. When a title becomes available, the Company records a content asset and liability on the condensed consolidated balance sheets. Certain licensing agreements, such as film output deals, include the obligation to license rights for unknown future titles for which the ultimate quantity and/or fees are not determinable as of the reporting date. The Company does not include any estimated obligation for these future titles beyond the known minimum amount. The unknown obligations could be material. The Company also licenses content under arrangements where the payments are variable and based on the revenue earned by the Company. Since those amounts cannot be determined, they are not included in the obligations below.
As of March 31, 2023, the Company's total obligation for content was $350.4 million, of which the Company recorded $79.8 million in Current liabilities and $33.8 million in Other long-term liabilities in the condensed consolidated balance sheets. The remaining $236.8 million is not yet recognized on the condensed consolidated balance sheets as the content does not meet the criteria for asset recognition.
The expected timing of payments for these content obligations are as follows (in thousands):

Year Ending December 31,
2023 (remaining 9 months)	$166,677
2024	115,779
2025	54,552
2026	8,589
2027	1,867
Thereafter	2,887
Total content obligations	$350,351
Letters of Credit
As of March 31, 2023 and December 31, 2022, the Company had irrevocable letters of credit outstanding in the amount of $37.4 million and $37.7 million, respectively related to operating leases. The letters of credit have various expiration dates through 2030.
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
From time to time, the Company is subject to legal proceedings, claims, and investigations in the ordinary course of business, including claims relating to employee relations, business practices and patent infringement. The Company is involved in litigation matters not listed herein. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in are reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. During the three months ended March 31, 2023 and 2022, the Company did not have any loss contingencies that were material.
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
13. INCOME TAXES
Income tax expense was $3.6 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. The income tax expense for the three months ended March 31, 2023 is primarily attributable to income taxes in certain foreign jurisdictions where we conduct business and income taxes in the United States.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of March 31, 2023, management believes it is more likely than not that some deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. and certain foreign deferred tax assets.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Company considered the applicable tax law changes, and there is no impact to the Company’s tax provision for the three months ended March 31, 2023. The Company will continue to evaluate the impact of these tax law changes on future periods.
14. NET LOSS PER SHARE
The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The Company uses the two-class method to calculate net loss per share. Except with respect to certain voting, conversion, and transfer rights and as otherwise expressly provided in the Company’s amended and restated certificate of incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects as to all matters. Accordingly, basic and diluted net loss per share are the same for both classes.
For purposes of the calculation of diluted net loss per share, options to purchase common stock and restricted stock units are considered common stock equivalents. Dilutive shares of common stock are determined by applying the treasury stock method. The dilutive shares are excluded from the calculation of diluted net loss per share in the period of net loss, as their effect is antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net Loss	$(193,604)	$(26,306)
Denominator:
Weighted-average common shares outstanding — basic and diluted	140,333	135,539
Net loss per share — basic and diluted	$(1.38)	$(0.19)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Restricted stock units	7,980	6,551
Stock options	5,691	5,740
Total	13,671	12,291
15. SEGMENT INFORMATION
The Company is organized into two reportable segments as follows:
Platform
The platform segment generates revenue from the sale of digital advertising (including media and entertainment promotional spending, the demand-side platform, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls).
Devices
The devices segment generates revenue from the sale of streaming players, Roku-branded TVs, smart home products, audio products, and related accessories that are sold through retailers and distributors, as well as directly to customers through the Company’s website. In addition, revenue from licensing arrangements with service operators and licensed Roku TV partners is included in the devices segment.
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Platform segment revenue:
Customer I	14%	*

Devices segment revenue:
Customer B	11%	21%
Customer C	38%	37%
* Less than 10%
Revenue in international markets was less than 10% in each of the periods presented.

Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of
	March 31, 2023	December 31, 2022
United States	$695,529	$686,902
United Kingdom	125,028	127,538
Other countries	43,679	42,286
Total	$864,236	$856,726
16. RESTRUCTURING
In November 2022, the Company approved a plan to reduce its operating expense growth rate due to economic conditions. The Company eliminated employee positions in the United States and internationally, and also abandoned future development for certain technology assets. Accordingly, the Company recorded employee termination expenses consisting primarily of severance payments, notice pay (where applicable), employee benefits contributions, payroll taxes and related costs, and an impairment charge related to the abandoned technology assets during the year ended December 31, 2022.
The Company continued to explore additional measures to curtail its operating expenses during the first quarter of this fiscal year. As a result, in March 2023, the Company approved the elimination of additional employee positions in the United States and internationally, and committed to exit and sublease, or cease use, of certain office facilities that the Company did not currently occupy. The Company recorded employee termination expenses, exits costs and assets impairment charges related to the exit and abandonment of leased office facilities.
The restructuring charges are recorded as follows (in thousands):

	Three Months Ended March 31, 2023
	Employee Terminations	Assets Impairment Charges	Facilities Exit Costs	Total
Research and development	$13,850	$—	$—	$13,850
Sales and marketing	6,677	—	—	6,677
General and administrative	4,712	4,338	1,693	10,743
Total restructuring charges	$25,239	$4,338	$1,693	$31,270
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facility exit costs, which are included in Accrued liabilities in the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended March 31, 2023
	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$22,093	$—	$22,093
Charges incurred	25,239	1,693	26,932
Payments made	(22,133)	(398)	(22,531)
Ending balance	$25,199	$1,295	$26,494
The Company expects that the majority of cash payments will be substantially complete by the end of the second quarter of fiscal 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report for the year ended December 31, 2022, filed on February 16, 2023, with the SEC.
Overview
Our two reportable segments are the platform segment and the devices segment. Platform revenue is generated from the sale of digital advertising (including media and entertainment promotional spending, the demand-side platform, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls).
Devices revenue is generated from the sale of streaming players, Roku-branded TVs (beginning in 2023), smart home products, audio products, and related accessories as well as revenue from licensing arrangements with service operators and licensed Roku TV partners. We expect to continue to manage the average selling prices (“ASP”) of Roku streaming devices to increase our active accounts. We expect that the trade off from devices gross profit or loss to grow active accounts will result in increased platform revenue and platform gross profit.
Business Conditions and Macroeconomic Factors
Macroeconomic factors, such as increased inflation and interest rates, recessionary fears, recent bank failures, financial and credit market fluctuations, changes in economic policy, the COVID-19 pandemic, global supply chain constraints, and geopolitical developments (such as the war in Ukraine), have had, and we believe will continue to have, an impact on our business and results of operations. For example, in 2022, some of our licensed Roku TV partners faced inventory challenges that negatively impacted their unit sales. In addition, some of our advertising verticals experienced supply chain disruptions that negatively impacted their product availability, which, together with inflation and other macroeconomic factors, have resulted in advertisers in a variety of industries reducing their overall advertising spend, which has adversely affected our platform revenue. We believe rising inflation and recessionary fears also have led to a reduction in consumer discretionary spending, which has negatively impacted the demand for our products and services. The COVID-19 pandemic continues to affect our business, although to a lesser extent than in the past. The ongoing effects of macroeconomic conditions remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Item 1A, Risk Factors, and the Note Regarding Forward Looking Statements elsewhere in this Quarterly Report for additional details.
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
Our gross profit was $337.6 million and $364.8 million for the three months ended March 31, 2023 and 2022, respectively, reflecting a decrease of 7%.
Active Accounts
We believe that the number of active accounts is a relevant measure to gauge the size of our user base. We define active accounts as the number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. Users who streamed content from The Roku Channel only on non-Roku platforms are not included in this metric. Additionally, users who only register an account for use of our smart home products are not included in our reported number of active accounts. The number of active accounts also does not correspond to the number of unique individuals who actively utilize our platform, or the number of devices associated with an account. For example, a single account may be used by more than one individual, such as a family, and one account may be used on multiple streaming devices.

We had 71.6 million and 61.3 million active accounts as of March 31, 2023 and 2022, respectively, reflecting an increase of 17%.
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
We streamed 25.1 billion and 20.9 billion hours during the three months ended March 31, 2023 and 2022, respectively, reflecting an increase of 20%.
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
ARPU was $40.67 as of March 31, 2023 as compared to $42.60 as of March 31, 2022, reflecting a decrease of 5%.
Components of Results of Operations
Revenue
Platform Revenue
We generate platform revenue from sale of digital advertising (including media and entertainment promotional spending, the demand-side platform, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls). Our ad inventory includes video ad inventory from AVOD content in The Roku Channel, native display ads on our home screen and screen saver, as well as ad inventory we obtain through our content distribution agreements with publishers. To supplement supply, we re-sell video ad inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party ad inventory on a revenue share basis. To date, we have generated most of our platform revenue in the United States.

Devices Revenue
We generate devices revenue from the sale of streaming players, Roku-branded TVs, smart home products, audio products, and related accessories through consumer retail distribution channels and online retailers. Our devices revenue also includes revenue from licensing arrangements with service operators and licensed Roku TV partners. We generate most of our devices revenue in the United States. In our international markets, we primarily sell our devices through wholesale distributors which, in turn, re-sell to retailers.
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
Cost of Revenue, Devices
Cost of revenue, devices is comprised mostly of manufacturing costs payable to third party manufacturers for devices we sell which include streaming players, audio products, Roku-branded TVs and smart home products. Cost of revenue, devices also includes technology licenses or royalty fees on devices we sell or license, inbound and outbound freight, duty and logistics costs, third-party packaging, inventory provisions, and allocated overhead costs related to facilities, customer support, and salaries, benefits, and stock-based compensation for operations personnel.
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
Other Income (Expense), Net
For the three months ended March 31, 2023, and 2022, other income (expense), net consists of interest income on cash and cash equivalents, income recognized related to non-cash consideration associated with the delivery of services as part of a strategic commercial arrangement, foreign currency re-measurement, and transaction gains and losses, and interest expense that includes interest on our debt and amortization of deferred debt costs. For the three months ended March 31, 2023, other income (expense), net also includes the change in the fair value of the Strategic Investment.
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

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Revenue:
Platform	86%	88%
Devices	14%	12%
Total net revenue	100%	100%
Cost of Revenue:
Platform	40%	36%
Devices	14%	14%
Total cost of revenue	54%	50%
Gross Profit (Loss):
Platform	46%	52%
Devices	—%	(2)%
Total gross profit	46%	50%
Operating Expenses:
Research and development	30%	22%
Sales and marketing	32%	20%
General and administrative	13%	11%
Total operating expenses	75%	53%
Loss from Operations	(29)%	(3)%
Other Income (Expense), Net:
Interest expense	—%	—%
Other income (expense), net	3%	—%
Total other income (expense), net	3%	—%
Loss Before Income Taxes	(26)%	(3)%
Income tax expense	—%	—%
Net Loss	(26)%	(3)%
Comparison of Three Months Ended March 31, 2023 and March 31, 2022
Net Revenue

	Three Months Ended
	March 31, 2023	March 31, 2022	Change $	Change %
(in thousands, except percentages)
Platform	$634,618	$643,707	$(9,089)	(1)%
Devices	106,372	89,992	16,380	18%
Total net revenue	$740,990	$733,699	$7,291	1%
Platform
Platform revenue decreased by $9.1 million, or 1%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The change was due to lower revenue from advertising as a result of increased pressure from the macroeconomic factors that strained spending in certain advertisement categories, including media and promotional spending, offset by revenue from content distribution services, such as content subscriptions and Premium Subscriptions through The Roku Channel.
Devices
Devices revenue increased by $16.4 million, or 18%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. $10.0 million of the increase is due to a change in estimated transaction price for a licensing arrangement with a service operator for which performance obligations were satisfied in prior periods. The remaining increase is due to higher revenue from Roku-branded TVs, smart home products and accessories offset by lower revenue from sales of streaming players and audio products. The volume of streaming players sold decreased by 15% and the average selling price of players decreased by 1% in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Cost of Revenue and Gross Profit

	Three Months Ended
	March 31, 2023	March 31, 2022	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$300,587	$265,788	$34,799	13%
Devices	102,806	103,104	(298)	—%
Total cost of revenue	$403,393	$368,892	$34,501	9%
Gross Profit (Loss):
Platform	$334,031	$377,919	$(43,888)	(12)%
Devices	3,566	(13,112)	16,678	(127)%
Total gross profit	$337,597	$364,807	$(27,210)	(7)%
Platform
The cost of revenue, platform increased by $34.8 million, or 13%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase is from continued investment in acquiring content which includes costs such as content amortization, Premium Subscription costs, content publisher revenue share and credit card processing fees, and a minor increase in cost of acquiring advertising inventory all totaling to $32.8 million.
Gross profit for the platform segment decreased by $43.9 million, or 12%, for the three months ended March 31, 2023 as compared to three months ended March 31, 2022 mainly due to a lower platform revenue that has faced pressures in the advertising market from overall macroeconomic conditions.
Devices
The cost of revenue, devices remained relatively flat during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. As the pressures on component costs and supply chain eased in the last quarter of fiscal 2022, active management of the manufacturing costs, freight and management of inventory levels while introducing new products, resulted in the overall costs of revenue remaining at almost the same level.
Gross profit for the devices segment increased by $16.7 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to the change in estimated transaction price from a licensing arrangement with a service operator noted above, along with improved revenue from introduction of new products combined with relatively flat cost of revenue from easing of pressures related to component costs and supply chain, and active management of the cost components.

Operating Expenses

	Three Months Ended
	March 31, 2023	March 31, 2022	Change $	Change %
(in thousands, except percentages)
Research and development	$220,085	$163,998	$56,087	34%
Sales and marketing	233,919	146,522	87,397	60%
General and administrative	96,053	77,777	18,276	23%
Total operating expenses	$550,057	$388,297	$161,760	42%
Research and development
Research and development expenses increased by $56.1 million, or 34%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase is due to higher personnel-related expenses of $34.1 million as a result of higher engineering headcount and related stock-based compensation as compared to the three months ended March 31, 2022, higher restructuring charges of $13.8 million, higher consulting, professional services, and cloud services expenses of $3.6 million, and higher expenses related to expanded office facilities and IT infrastructure of $3.7 million.
Sales and marketing
Sales and marketing expenses increased by $87.4 million, or 60%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase is due to higher marketing, retail and merchandising expenses of $48.0 million, higher personnel-related costs of $25.8 million as a result of higher headcount and related stock-based compensation in sales and sales support, product management, marketing, and business analytics as compared to three months ended March 31, 2022, higher restructuring charges of $6.7 million, and higher expenses related to expanded office facilities and IT infrastructure of $5.8 million.
General and administrative
General and administrative expenses increased by $18.3 million, or 23%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase is due to higher restructuring charges of $10.7 million that include employee terminations, assets impairment charges and facilities exit costs, higher personnel-related expenses of $9.9 million, higher general and administrative expenses such as travel, bad debt expenses of $1.7 million, offset by a reduction of $5.0 million in legal, consulting and professional services expenses.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2023	March 31, 2022	Change $	Change %
(in thousands, except percentages)
Interest expense	$(681)	$(1,057)	$376	(36)%
Other income (expense), net	23,101	409	22,692	nm
Total other income (expense), net	$22,420	$(648)	$23,068	nm
Total other income (expense), net, increased $23.1 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily driven by an increase in interest income of $19.8 million from higher interest rates on our cash balances during the period and an unrealized gain of $3.2 million from the change in fair value of the Strategic Investment. The changes in interest expense and foreign exchange were not significant during the period.

Income Tax Expense

	Three Months Ended
	March 31, 2023	March 31, 2022	Change $	Change %
(in thousands, except percentages)
Income tax expense	$3,564	$2,168	$1,396	64%
Income tax expense increased by $1.4 million, or 64% during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 and was primarily driven by increased income in foreign jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. We considered the applicable tax law changes, and there is no impact to our tax provision for the three months ended March 31, 2023. We will continue to evaluate the impact of these tax law changes on future periods.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $1,630.1 million. Less than 2% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations. In February 2023, we fully repaid the outstanding balance and satisfied all debt obligations under the Credit Facility (see Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information).
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. We had approximately $487.0 million in accounts at SVB on that date. On March 13, 2023, the FDIC announced that it had transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bridge Bank, N.A., where depositors would have full access to their money immediately. We currently have full control of our cash and cash equivalents balance.
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
We expect to continue to incur expenses for facility and building related costs for our office locations in the United States and internationally. In addition, we expect to continue our investments in purchases of computer systems and other property and equipment. We have pursued merger and acquisition activities in the past, and we may pursue additional merger and acquisition activities in the future, including the acquisition of rights to programming and content assets. These activities can materially impact our liquidity and capital resources.
We believe our existing cash and cash equivalents balance will be sufficient to meet our working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks and uncertainties, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report and the effects of the current macroeconomic environment. While the current macroeconomic environment has not severely impacted our liquidity and capital resources to date, it has contributed to disruption and volatility in local economies and in capital and credit markets, which could adversely affect our liquidity and capital resources in the future.
We may attempt to raise additional capital through the sale of equity securities or other financing arrangements. If we raise additional funds by issuing equity, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we may be subject to fixed payment obligations and also to restrictive covenants. Additionally, due to the current macroeconomic environment, we may be unable to obtain debt financing on terms that are acceptable to us.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(153,412)	$101,798
Cash flows used in investing activities	$(59,243)	$(14,764)
Cash flows provided by (used in) financing activities	$(79,109)	$2,102
Cash Flows from Operating Activities
Our operating activities used cash of $153.4 million for the three months ended March 31, 2023. Our net loss of $193.6 million for the three months ended March 31, 2023 was adjusted by non-cash charges of $181.2 million comprised mainly of stock-based compensation, amortization of content assets, depreciation and amortization of property and equipment and intangible assets, amortization of operating right-of-use assets, impairment of assets as part of restructuring charges, and change in fair value of Strategic Investment. The changes in our operating assets and liabilities used cash of $141.0 million mainly from payments made for accrued liabilities related payable to content partners, marketing, retail and merchandising costs, payroll and related expenses, payments to accounts payable and cost of acquiring content, offset by higher collections of accounts receivable and an increase in deferred revenue.
Cash Flows from Investing Activities
Our investing activities for the three months ended March 31, 2023 included cash outflows of $59.2 million consisting of purchases of property and equipment and expenditures related to expansion of our office facilities of $54.2 million and the purchase of a Strategic Investment of $5.0 million.
Cash Flows from Financing Activities
Our financing activities used cash of $79.1 million for the three months ended March 31, 2023. The cash outflow related primarily to the repayment of $80.0 million of our Credit Facility that became due in February 2023 offset by $0.9 million received from proceeds from the exercise of employee stock options.
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of March 31, 2023 consisted of:
•Commitments to purchase finished goods from our contract manufacturers and other inventory related items. Consistent with industry practices, we enter into firm, non-cancelable, and unconditional purchase commitments with our contract manufacturers to acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Our contract manufacturers source components and build our products based on these demand forecasts. Changes to projected demand or in the subsequent sales mix of our products may result in us being committed to purchase excess inventory to satisfy these commitments. For additional information regarding manufacturing purchase commitments, see Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
•Commitments to license content from content publishers and produce content under contractual arrangements. For additional information regarding content commitments, see Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
•Operating lease liabilities that are included in our condensed consolidated balance sheets and liabilities related to the lease arrangements that have not yet commenced. For additional information regarding our lease liabilities, see Note 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
The contractual commitments discussed above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included above.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These estimates and assumptions are based on historical experience, current trends and other factors that we believe to be reasonable at the time our condensed consolidated financial statements are prepared. We evaluate our estimates and assumptions on an ongoing basis. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points would impact our interest income by an additional $16.7 million.
Foreign Currency Exchange Rate Risk
Most of our revenue is generated within the United States and as such we have minimal foreign currency risk related to our revenue. Our foreign currency risk primarily relates to operating expenses, cash balances, and lease liabilities denominated in currencies other than U.S. dollars, primarily British pounds and Euros. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 12 to the condensed consolidated financial statements, Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized. The risks facing our business have not changed substantively from those discussed in our Annual Report, filed with the SEC on February 16, 2023, except for those risks marked with an asterisk (*).
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
•adverse developments affecting financial institutions, including bank failures;
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
Our future growth depends on the acceptance and growth of over-the-top (“OTT”) advertising and OTT advertising platforms.*
We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, including social media and other digital platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. For example, Netflix and Disney+ have launched ad-supported tiers in their streaming services, which may further increase competition for streaming advertising revenue. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increasing our advertising inventory, and expanding our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and would harm our business.
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
We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.*
Our business model depends on our ability to generate platform revenue from advertisers and content publishers. We generate platform revenue primarily from the sale of digital advertising (including media and entertainment promotional spending, the demand-side platform, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls). As such, we are seeking to expand the number of active accounts and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of streaming hours, however, does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed or every user on our platform. Moreover, streaming hours on our platform are measured whenever a Roku streaming device is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep and does not stop or pause the player, then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. Since the first quarter of 2020, all Roku devices include a Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. Some of our leading channel partners, including Netflix, also have similar features within their channels.

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
While we recently launched a new line of Roku-branded TVs (the Roku Select and Roku Plus Series TVs) that are designed, made, and sold by us, the loss of a relationship with a licensed Roku TV partner in the near future could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, and result in the loss of revenue. If we are not successful in maintaining existing and creating new relationships with any of these third parties, or if we encounter technological, content licensing, or other impediments to these relationships, our ability to grow or maintain our business could be adversely impacted.
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
We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the three months ended March 31, 2023, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, our active accounts, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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
We and our licensed Roku TV partners depend on retail sales channels to effectively market and sell our respective products, and if we or our partners fail to maintain and expand effective retail sales channels, we or our partners could experience lower product sales.*
To continue to increase our active accounts, we must maintain and expand retail sales channels for our products and for the Roku products sold by our partners or licensees. The majority of our products and our licensed Roku TV partners’ products are sold through traditional brick and mortar retailers, such as Best Buy, Target, and Walmart, including their online sales platforms, and online retailers such as Amazon.
We also sell certain products directly through our website and internationally through distributors and retailers such as Coppel in Mexico, Magazine Luiza in Brazil, and MediaMarkt in Germany. As we have only recently expanded to certain international markets, we may not have established a strong reputation or relationships with retailers for those markets as compared to our sales channels in the United States or our competitors in international markets. Amazon and Walmart in total accounted for 49% and 58% of our devices revenue for the three months ended March 31, 2023 and March 31, 2022, respectively.
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
We must continue to innovate and develop new and existing products and services to remain competitive, and new products and services expose our business to new risks.*
We must continually innovate and improve our products and services and develop new products and services to meet changing consumer demands. In particular, we recently introduced Roku Select and Roku Plus Series TVs (a new line of Roku-branded TVs that are designed, made, and sold by us) and Roku smart home products (including indoor and outdoor cameras, video doorbells, smart lighting, and smart plugs) and related subscription services. The introduction of a new product or service is a complex task, involving significant expenditures in research and development, promotion, and sales channel development, and can expose our business to new risks. The introduction of new products and services or changes to our existing products and services may result in new or enhanced governmental or regulatory scrutiny, new litigation or claims, or other complications that could adversely affect our business, reputation, or financial results. For example, we have faced and may continue to face new intellectual property infringement claims related to new products and services we have introduced. In addition, our entrance into entirely new lines of business beyond our historical core business of TV streaming and advertising, such as our launch of Roku smart home products, may change our risk profile and subject us to risks that differ from the risks we face as a result of our TV streaming business.

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
If any of these or other factors materializes, we may not be able to develop and introduce new products or services in a timely or cost-effective manner, and our business may be harmed.
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
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of March 31, 2023, we had an accumulated deficit of $781.6 million. We generally expect our operating expenses to increase in the future as we continue to expand our operations and invest in growth and new areas, although we expect operating expense year-over-year growth to significantly decline over the course of 2023.

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
Our gross margins vary across our devices and platform offerings. Our devices segment (which generates revenue from the sale of streaming players, Roku-branded TVs, smart home products, audio products, and related accessories, as well as revenue from licensing arrangements with service operators and licensed Roku TV brand partners) has lower gross margins compared to our platform segment (which generates revenue from the sale of digital advertising (including media and entertainment promotional spending, the demand-side platform, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls)). Gross margins on our streaming players, audio products, and smart home products vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations.
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
We have in the past, and may in the future, undertake restructuring plans to adjust our investment priorities and manage our operating expenses. For example, in March 2023, we approved a restructuring plan to lower our year-over-year operating expense growth rate and prioritize projects that we believe will have a higher return on investment, which resulted in workforce reduction and the commitment to exit and sublease, or cease use, of certain office facilities that we did not occupy. We have incurred and expect to incur material costs and charges in connection with these plans and initiatives, and there can be no assurance that we will be successful in these plans and initiatives. Our restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
If we fail to achieve some or all of the expected benefits of any restructuring plans or are unable to manage our growth and expansion plans effectively, which may be impacted by factors outside of our control, our business, operating results, and financial condition could be adversely affected.
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
In the course of expanding our international operations, we are subject to a variety of risks that could adversely affect our business, including:

•differing legal and regulatory requirements in foreign jurisdictions, including country-specific laws and regulations pertaining to data privacy and data security, consumer protection, tax, telecommunications, trade (including tariffs, quotas, and sanctions), labor, environmental protection, censorship and other content restrictions, use of artificial intelligence and machine learning technologies, and local content and advertising requirements, among others;
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
Given the seasonal nature of advertising and our product sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, reductions in consumer discretionary spending, curtailed advertising spending, disruptions in our supply or distribution chains, tariffs or other restrictions on trade, shipping or air freight delays, or for any other reason, would cause our full year results of operations to suffer significantly. For example, recent macroeconomic uncertainties and inflationary pressures negatively affected consumer electronics sales during the holiday season in 2022. In addition, delays or disruptions at U.S. ports of entry have in the past, and may in the future, adversely affect our or our licensed Roku TV partners’ ability to timely deliver products to retailers during holiday seasons.
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
We believe a critical component to our success and our ability to retain our best people is our culture. As we continue to grow, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, past or any additional workforce reductions could harm employee morale and negatively impact employee recruiting and retention. In addition, the equity ownership of many of our employees could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business.
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
We previously entered into a credit agreement, dated February 19, 2019 (as amended on May 3, 2019, the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., which provided for a four-year revolving credit facility in the aggregate principal amount of up to $100.0 million, a four-year delayed draw term loan A facility in the aggregate principal amount of up to $100.0 million, and an uncommitted incremental facility subject to certain conditions. In February 2023, our Credit Agreement matured and we repaid the entire debt balance in full and satisfied all outstanding debt obligations under the Credit Agreement. While we may enter into a new credit agreement in the future, we currently have no other committed sources of financing, and we may not be able to obtain additional financing on terms favorable to us, if at all. Any future credit agreements we may enter into could require a lien on our assets or contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.*
We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.
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
We and our service providers and partners collect, process, transmit, and store personal and confidential information, which creates legal obligations and exposes us to potential liability.*
We collect, process, transmit, and store personal or confidential information about our users (and their devices), other consumers, employees, job applicants and partners, and we rely on third-party service providers to collect, process, transmit, and store personal or confidential information (including our users’ payment card data and video and audio recordings). We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. Further, we, our service providers and our business partners use tracking technologies, including cookies, device identifiers, and related technologies, to help us manage and track our users’ interactions with our platform, devices, website, and partners’ content and deliver relevant advertising and personalized content for ourselves and on behalf of our partners on our products.
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
Furthermore, several national and local governments have proposed or enacted measures related to the use of artificial intelligence (“AI”) and machine learning in products and services. For example, in Europe, there is a proposed regulation related to AI that, if adopted, could impose new and substantial obligations related to the use of AI-related systems. In the U.S., there similarly is growing interest among policymakers with respect to potential legislation, regulation and/or guidance to address perceived concerns with the rapid uptake of AI technologies. The rules and regulations adopted by policymakers over time may require us to make changes to our business practices.
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
Risks Related to Macroeconomic Conditions
Macroeconomic uncertainties have in the past and may continue to adversely impact our business, results of operations, and financial condition.*
Global economic and business activities continue to face widespread macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, the COVID-19 pandemic, and global supply chain constraints. Such macroeconomic uncertainties may continue for an extended period and have adversely impacted, and may continue to adversely impact, many aspects of our business.
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
In addition, the FTC has initiated a review of its rules implementing the Children’s Online Privacy Protection Act (“COPPA”), which limits the collection by operators of online services of personal information from children under the age of 13. The review could result in broadening the applicability of COPPA, including the types of information that are subject to these regulations. There have also been proposals in the U.S. Congress to amend and expand COPPA. Changes to the COPPA legislation or rules could limit the information that we or our content publishers and advertisers may collect and use and the content of advertisements in relation to certain channel partner content. The CPRA and certain other state privacy laws also impose certain opt in and opt out requirements before certain information about minors can be collected. California also has adopted a new law known as the Age Appropriate Design Code Act, which will go into effect on July 1, 2024 and has a stated purpose of protecting “the wellbeing, data, and privacy of children using online platforms.” Since adoption of that law, similar legislation has been introduced for consideration in at least ten states in the United States. The EU and many of its member states, among other jurisdictions, also have rules that limit processing of personal data, including children’s data, and that impose specific requirements intended to protect children online. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, children’s online protection, or similar laws.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of March 31, 2023, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.4% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, elections, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In addition, we and other companies that have experienced volatility in the market price of their stock have been, and may in the future be, subject to securities class action litigation or derivative litigation. Such litigation could result in substantial costs and divert our management’s attention from other business concerns.

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
We do not intend to pay dividends in the foreseeable future.*
We have never declared or paid any cash dividends on our Class A or Class B common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings to grow our business and for general corporate purposes. Moreover, any future credit agreement we enter into could contain prohibitions on the payment of cash dividends on our capital stock. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.
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

Roku, Inc.

Date: April 27, 2023	By:	/s/ Anthony Wood
Anthony Wood
Chief Executive Officer and President (Principal Executive Officer)

Date: April 27, 2023	By:	/s/ Steve Louden
Steve Louden
Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2023	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)