Form 10-Q
period 2023-06-30
ROKU, INC
filed 2023-07-28
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the registrant had 124,089,380 shares of Class A common stock, $0.0001 par value per share, and 17,418,411 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•the impact of supply chain disruptions, inflationary pressures, recessionary fears, labor disputes, bank failures, the COVID-19 pandemic, and geopolitical conflicts on our business, operations, and the markets and communities in which we and our advertisers, content providers, licensed Roku TV partners, other device licensees, manufacturers, suppliers, retailers, and users operate;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$1,755,261	$1,961,956
Restricted cash	40,713	—
Accounts receivable, net of allowances of $31,515 and $40,191 as of	707,684	760,793
June 30, 2023 and December 31, 2022, respectively
Inventories	93,214	106,747
Prepaid expenses and other current assets	104,622	135,383
Total current assets	2,701,494	2,964,879
Property and equipment, net	357,603	335,031
Operating lease right-of-use assets	499,308	521,695
Content assets, net	300,419	292,766
Intangible assets, net	50,068	58,881
Goodwill	161,519	161,519
Other non-current assets	86,341	77,830
Total Assets	$4,156,752	$4,412,601
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$212,915	$164,800
Accrued liabilities	638,480	750,810
Current portion of long-term debt	—	79,985
Deferred revenue, current portion	104,109	87,678
Total current liabilities	955,504	1,083,273
Deferred revenue, non-current portion	23,065	28,210
Operating lease liability, non-current portion	589,476	584,651
Other long-term liabilities	55,432	69,911
Total Liabilities	1,623,477	1,766,045
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value	14	14
Additional paid-in capital	3,422,415	3,234,860
Accumulated other comprehensive income (loss)	71	(292)
Accumulated deficit	(889,225)	(588,026)
Total stockholders’ equity	2,533,275	2,646,556
Total Liabilities and Stockholders’ Equity	$4,156,752	$4,412,601
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Revenue:
Platform	$743,835	$669,256	$1,378,453	$1,312,963
Devices	103,351	95,150	209,723	185,142
Total net revenue	847,186	764,406	1,588,176	1,498,105
Cost of Revenue:
Platform	348,010	295,058	648,597	560,846
Devices	120,905	114,199	223,711	217,303
Total cost of revenue	468,915	409,257	872,308	778,149
Gross Profit (Loss):
Platform	395,825	374,198	729,856	752,117
Devices	(17,554)	(19,049)	(13,988)	(32,161)
Total gross profit	378,271	355,149	715,868	719,956
Operating Expenses:
Research and development	192,387	196,637	412,472	360,635
Sales and marketing	227,192	184,971	461,111	331,493
General and administrative	84,652	84,054	180,705	161,831
Total operating expenses	504,231	465,662	1,054,288	853,959
Loss from Operations	(125,960)	(110,513)	(338,420)	(134,003)
Other Income (Expense), Net:
Interest expense	(4)	(1,059)	(685)	(2,116)
Other income, net	19,999	1,829	43,100	2,238
Total other income, net	19,995	770	42,415	122
Loss Before Income Taxes	(105,965)	(109,743)	(296,005)	(133,881)
Income tax expense	1,630	2,578	5,194	4,746
Net Loss	$(107,595)	$(112,321)	$(301,199)	$(138,627)

Net loss per share — basic and diluted	$(0.76)	$(0.82)	$(2.14)	$(1.02)

Weighted-average common shares outstanding — basic and diluted	141,033	136,849	140,685	136,198
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Loss	$(107,595)	$(112,321)	$(301,199)	$(138,627)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	36	(330)	363	(412)
Comprehensive Loss	$(107,559)	$(112,651)	$(300,836)	$(139,039)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2023	Shares	Amount
Balance—March 31, 2023	140,785	$14	$3,332,222	$35	$(781,630)	$2,550,641
Issuance of common stock pursuant to equity incentive plans	723	—	614	—	—	614
Stock-based compensation expense	—	—	89,579	—	—	89,579
Foreign currency translation adjustment	—	—	—	36	—	36
Net loss	—	—	—	—	(107,595)	(107,595)
Balance-June 30, 2023	141,508	$14	$3,422,415	$71	$(889,225)	$2,533,275

Six Months Ended June 30, 2023
Balance-December 31, 2022	140,027	$14	$3,234,860	$(292)	$(588,026)	$2,646,556
Issuance of common stock pursuant to equity incentive plans	1,481	—	1,504	—	—	1,504
Stock-based compensation expense	—	—	186,051	—	—	186,051
Foreign currency translation adjustment	—	—	—	363	—	363
Net loss	—	—	—	—	(301,199)	(301,199)
Balance-June 30, 2023	141,508	$14	$3,422,415	$71	$(889,225)	$2,533,275

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2022	Shares	Amount
Balance—March 31, 2022	135,971	$14	$2,929,519	$(41)	$(116,327)	$2,813,165
Issuance of common stock pursuant to equity incentive plans	1,958	—	8,341	—	—	8,341
Stock-based compensation expense	—	—	87,037	—	—	87,037
Foreign currency translation adjustment	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	(112,321)	(112,321)
Balance-June 30, 2022	137,929	$14	$3,024,897	$(371)	$(228,648)	$2,795,892

Six Months Ended June 30, 2022
Balance-December 31, 2021	135,137	$14	$2,856,572	$41	$(90,021)	$2,766,606
Issuance of common stock pursuant to equity incentive plans	2,792	—	11,693	—	—	11,693
Stock-based compensation expense	—	—	156,632	—	—	156,632
Foreign currency translation adjustment	—	—	—	(412)	—	(412)
Net loss	—	—	—	—	(138,627)	(138,627)
Balance-June 30, 2022	137,929	$14	$3,024,897	$(371)	$(228,648)	$2,795,892
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net Loss	$(301,199)	$(138,627)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	34,181	22,902
Stock-based compensation expense	186,051	156,604
Amortization of right-of-use assets	30,532	25,235
Amortization of content assets	102,314	100,497
Foreign currency remeasurement (gains) losses	1,760	—
Change in fair value of the Strategic Investment	(3,090)	—
Impairment of assets	4,338	—
Provision for doubtful accounts	2,962	467
Other items, net	(224)	(335)
Changes in operating assets and liabilities:
Accounts receivable	50,430	37,320
Inventories	13,533	(25,801)
Prepaid expenses and other current assets	3,736	(11,146)
Content assets and liabilities, net	(120,522)	(150,513)
Other non-current assets	4,379	(1,830)
Accounts payable	72,291	(11,871)
Accrued liabilities	(92,289)	(479)
Operating lease liabilities	(5,754)	(16,125)
Other long-term liabilities	(1,074)	148
Deferred revenue	11,286	3,607
Net cash used in operating activities	(6,359)	(9,947)
Cash flows from investing activities:
Purchases of property and equipment	(72,316)	(52,209)
Purchase of Strategic Investment	(10,000)	(40,000)
Net cash used in investing activities	(82,316)	(92,209)
Cash flows from financing activities:
Repayments of borrowings	(80,000)	(5,000)
Proceeds from equity issued under incentive plans	1,504	11,693
Net cash provided by (used in) financing activities	(78,496)	6,693
Net decrease in cash, cash equivalents and restricted cash	(167,171)	(95,463)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,189	(67)
Cash, cash equivalents and restricted cash —beginning of period	1,961,956	2,147,670
Cash, cash equivalents and restricted cash —end of period	$1,795,974	$2,052,140

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,755,261	$2,050,412
Restricted cash, current	40,713	—
Restricted cash, non-current	—	1,728
Cash, cash equivalents and restricted cash —end of period	$1,795,974	$2,052,140
Supplemental disclosures of cash flow information:
Cash paid for interest	$871	$1,444
Cash paid for income taxes	$3,955	$4,752
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$4,094	$3,551
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company operates in two reportable segments and generates platform revenue from the sale of digital advertising (including media and entertainment promotional spending, the demand-side platform, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls). The Company generates devices revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories as well as revenue from licensing arrangements with service operators and licensed Roku TV partners.
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
The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
•valuation of the Strategic Investment;
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

	As of
Institutions	June 30, 2023	December 31, 2022
Institution A (1)	16%	26%
Institution B (1)	18%	—%
Institution D	*	21%
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
Allowance for Sales Returns: Allowance for sales returns consists of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning balance	$5,845	$4,099	$7,417	$6,015
Add: Charged to revenue	5,275	5,289	8,164	8,810
Less: Utilization of sales return reserve	(3,728)	(4,718)	(8,189)	(10,155)
Ending balance	$7,392	$4,670	$7,392	$4,670
Allowance for Sales Incentives: Allowance for sales incentives consists of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning balance	$11,672	$27,888	$28,903	$48,411
Add: Charged to revenue	16,993	13,938	27,550	31,550
Less: Utilization of sales incentive reserve	(11,237)	(16,933)	(39,025)	(55,068)
Ending balance	$17,428	$24,893	$17,428	$24,893

Allowance for Doubtful Accounts: Allowance for doubtful accounts consists of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning balance	$4,506	$3,171	$3,498	$2,158
Provision for (recoveries of) doubtful accounts	1,072	(546)	2,962	467
Adjustments for write-off	—	(347)	(882)	(347)
Ending balance	$5,578	$2,278	$5,578	$2,278
The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of June 30, 2023 and December 31, 2022.
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 15.
The contract balances include the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accounts receivable, net	$707,684	$760,793
Contract assets (included in Prepaid expenses and other current assets)	41,873	42,617

Deferred revenue, current portion	$104,109	$87,678
Deferred revenue, non-current portion	23,065	28,210
Total deferred revenue	$127,174	$115,888
Accounts receivable are recorded at the amount invoiced, net of allowances for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $0.7 million during the six months ended June 30, 2023 due to the timing of billing to customers.
Deferred revenue reflects consideration invoiced prior to the satisfaction of performance obligations and revenue recognition. Deferred revenue increased $11.3 million during the six months ended June 30, 2023 primarily due to the timing of fulfillment of performance obligations and increases in subscription arrangements.
Revenue recognized during the three and six months ended June 30, 2023, from amounts included in total deferred revenue as of December 31, 2022, was $11.4 million and $66.9 million, respectively. Revenue recognized during the three and six months ended June 30, 2022, from amounts included in total deferred revenue as of December 31, 2021, was $11.3 million and $33.7 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $1,131.2 million as of June 30, 2023 of which the Company expects to recognize approximately 48% over the next 12 months and the remainder thereafter.
The Company recognized revenue of $17.6 million and $32.6 million during the three and six months ended June 30, 2023, respectively from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts. The Company reversed revenue of $9.8 million and recognized revenue of $3.4 million during the three and six months ended June 30, 2022, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.

Customer I accounted for 11% and 12% of the Company’s total net revenue during the three and six months ended June 30, 2023, respectively. The Company did not have any customer that accounted for more than 10% of its total net revenue during the three and six months ended June 30, 2022.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Company’s platform segment.
Intangible Assets
The following table is the summary of the Company’s intangible assets (in thousands, except years):

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(43,183)	$30,184	5.9
Customer relationships	14,100	(12,683)	1,417	4.0
Tradename	20,400	(4,966)	15,434	9.8
Patents	4,076	(1,043)	3,033	14.0
Total intangible assets	$111,943	$(61,875)	$50,068	6.7

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(37,278)	$36,089	5.9
Customer relationships	14,100	(10,920)	3,180	4.0
Tradename	20,400	(3,966)	16,434	9.8
Patents	4,076	(898)	3,178	14.0
Total intangible assets	$111,943	$(53,062)	$58,881	6.7
The Company recorded expenses of $4.4 million and $4.5 million for amortization of intangible assets during the three months ended June 30, 2023 and 2022, respectively. The Company recorded expenses of $8.8 million and $9.0 million for amortization of intangible assets during the six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023 and 2022, the Company recorded amortization of developed technology in Cost of revenue, platform and Research and development expenses. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations.
As of June 30, 2023, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2023 (remaining 6 months)	$8,253
2024	14,275
2025	12,571
2026	4,074
2027	2,737
Thereafter	8,158
Total	$50,068

5. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accounts receivable, gross	$739,199	$800,984
Less: Allowances
Allowance for sales returns	7,392	7,417
Allowance for sales incentives	17,428	28,903
Allowance for doubtful accounts	5,578	3,498
Other allowances	1,117	373
Total allowances	31,515	40,191
Accounts receivable, net	$707,684	$760,793
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Computers and equipment	$53,351	$45,989
Leasehold improvements	376,701	353,245
Internal-use software	7,274	7,274
Office equipment and furniture	45,703	28,614
Property and equipment, gross	483,029	435,122
Less: Accumulated depreciation and amortization	(125,426)	(100,091)
Property and equipment, net	$357,603	$335,031
Depreciation and amortization expense, for property and equipment assets, for the three months ended June 30, 2023 and 2022 was $14.1 million and $7.0 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the six months ended June 30, 2023 and 2022 was $25.4 million and $14.0 million, respectively.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Payments due to content publishers	$198,040	$201,054
Accrued cost of revenue	130,360	105,347
Marketing, retail, and merchandising costs	82,710	163,367
Operating lease liability, current	59,266	54,689
Content liability, current	64,142	88,717
Other accrued expenses	103,962	137,636
Total accrued liabilities	$638,480	$750,810

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Platform, current	$68,466	$59,276
Devices, current	35,643	28,402
Total deferred revenue, current	104,109	87,678
Platform, non-current	858	969
Devices, non-current	22,207	27,241
Total deferred revenue, non-current	23,065	28,210
Total deferred revenue	$127,174	$115,888
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Content liability, non-current	$28,067	$39,587
Other long-term liabilities	27,365	30,324
Total other long-term liabilities	$55,432	$69,911
6. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Licensed content, net and advances	$195,337	$243,226
Produced content:
Released, less amortization	60,083	42,605
Completed, not released	35,904	3,537
In production	23,061	42,904
Total produced content, net	119,048	89,046
Total content assets, net and advances	$314,385	$332,272

Current portion (included in Prepaid expenses and other current assets)	$13,966	$39,506
Non-current portion	$300,419	$292,766
Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is reflected in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Licensed content	$44,648	$53,166	$87,236	$94,790
Produced content	8,264	2,879	15,078	5,707
Total amortization costs	$52,912	$56,045	$102,314	$100,497
7. STRATEGIC INVESTMENT
In June 2022, the Company agreed to provide financing of up to $60.0 million in the aggregate to a counterparty with whom the Company has a commercial relationship. The advances are in the form of convertible promissory notes (the “Strategic Investment”) and are recognized as Other non-current assets on the condensed consolidated balance sheets. The Strategic Investment accrues interest at 5% per annum. The convertible promissory notes have maturity dates as reflected in the table below, or are due upon a redemption event or in the event of a default.

The convertible promissory notes and their date of investment and maturity are as follows (in thousands):

As of June 30, 2023
Date of Investment	Amount of Investment	Date of Maturity
June 15, 2022	$40,000	June 15, 2025
March 23, 2023	$5,000	March 23, 2026
May 23, 2023	$5,000	May 23, 2026
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
8. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Fair Value	Level 1	Level 3	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$627,274	$627,274	$—	$1,353,547	$1,353,547	$—
Money market funds	1,127,987	1,127,987	—	608,409	608,409	—
Restricted cash, current	40,713	40,713	—	—	—	—
Other non-current assets:
Strategic Investment	52,558	—	52,558	39,468	—	39,468
Total assets measured and recorded at fair value	$1,848,532	$1,795,974	$52,558	$2,001,424	$1,961,956	$39,468
The following table reflects the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Beginning balance	$47,678	$39,468
Purchase of Strategic Investment	5,000	10,000
Change in estimated fair value of the Strategic Investment	(120)	3,090
Ending balance	$52,558	$52,558
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
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $1,128.0 million and $608.4 million as cash equivalents as of June 30, 2023 and December 31, 2022, respectively, using Level 1 inputs.

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
The Company did not have Level 2 instruments as of June 30, 2023 and December 31, 2022.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of June 30, 2023, the Company measured the Strategic Investment using Level 3 inputs. The fair value of the Strategic Investment on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized loss of $0.1 million and an unrealized gain of $3.1 million in Other income (expense), net related to the adjustment to fair value of the Strategic Investment for the three and six months ended June 30, 2023, respectively.
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
Assets and liabilities that are measured at fair value on a non-recurring basis
Non-financial assets such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets, and content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. The Company recognized an impairment of $4.3 million primarily related to operating lease right-of-use assets as part of its restructuring charges during the six months ended June 30, 2023.
9. LEASES
The Company's operating leases are primarily for office facilities. The leases have remaining terms ranging from one to ten years and may include options to extend or terminate the lease. The depreciable life of right-of-use assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$21,671	$19,377	$43,146	$34,734
Variable lease cost	6,080	4,906	12,372	9,131
Total operating lease cost	$27,751	$24,283	$55,518	$43,865
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$18,327	$13,083	$35,320	$26,741
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,352	$157,630	$11,909	$224,320

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$499,308	$521,695

Operating lease liability, current (included in Accrued liabilities)	$59,266	$54,689
Operating lease liability, non-current	589,476	584,651
Total operating lease liability	$648,742	$639,340

Weighted-average remaining term for operating leases (in years)	8.26	8.62
Weighted-average discount rate for operating leases	3.79%	3.80%
Future lease payments under operating leases as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2023 (remaining 6 months)	$37,011
2024	86,829
2025	95,425
2026	96,035
2027	95,410
Thereafter	356,996
Total future lease payments	767,706
Less: imputed interest	(111,372)
Less: expected tenant improvement allowance	(7,592)
Total	$648,742
As of June 30, 2023, the Company’s commitment relating to operating leases that have not yet commenced was $30.8 million. These operating leases will commence in fiscal year 2023 with lease terms of approximately 10 years.
10. DEBT
The Company does not have any outstanding debt as of June 30, 2023. In February 2023, the Company repaid the debt balance in full and satisfied all outstanding debt obligations under the Credit Facility (as defined below) when it matured.
The Company’s outstanding debt as of December 31, 2022 was as follows (in thousands, except interest rate):

	As of
	December 31, 2022
	Amount	Effective Interest Rate
Term Loan A Facility	$80,000	4.4%
Less: Debt issuance costs	(15)
Net carrying amount of debt	$79,985
The carrying amount of debt as of December 31, 2022 approximated its fair value due to variable interest rates. There was no interest expense associated with the Credit Facility for the three months ended June 30, 2023. The interest expense for the three months ended June 30, 2022 was $0.8 million. The interest expense for the six months ended June 30, 2023 and 2022 was $0.6 million and $1.7 million, respectively.

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
The Credit Facility matured on February 19, 2023 and the outstanding Term Loan A Facility was repaid in full.
As of December 31, 2022, the Company had outstanding letters of credit against the Revolving Credit Facility of $37.7 million. Upon maturity of the Credit Facility on February 19, 2023, the outstanding letters of credit were secured by the Company’s existing cash balance, a portion of which is restricted for that purpose. As of June 30, 2023, the Company had outstanding letters of credit of $37.8 million, which are secured by restricted cash of $40.7 million.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
As of June 30, 2023, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of June 30, 2023
Common stock awards granted under equity incentive plans	13,656
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan (1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	30,203
Total reserved shares of common stock	48,948
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
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2022	8,577	$120.82
Awarded	1,464	58.74
Released	(1,234)	120.01
Forfeited	(760)	130.02
Balance as of June 30, 2023	8,047	$108.79
As of June 30, 2023, the Company had $725.7 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.7 years.
Stock Options
The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan for the six months ended June 30, 2023 (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	5,807	$72.79	7.1
Granted	126	59.48	—
Exercised	(246)	6.11	—
Forfeited and expired	(78)	160.84	—
Balance as of June 30, 2023	5,609	$74.22	6.8	$95,593

Options exercisable as of June 30, 2023	3,253	$50.66	5.4	$83,493
As of June 30, 2023, the Company had $80.2 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.

The following table shows the total stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of revenue, platform	$349	$366	$688	$602
Cost of revenue, devices	812	435	1,616	1,004
Research and development	34,824	38,229	73,487	66,619
Sales and marketing	31,225	27,917	65,364	51,828
General and administrative	22,369	20,077	44,896	36,551
Total stock-based compensation	$89,579	$87,024	$186,051	$156,604
12. COMMITMENTS AND CONTINGENCIES
Manufacturing Purchase Commitments
The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of June 30, 2023, the Company had $180.2 million of non-cancelable purchase commitments for inventory.
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
As of June 30, 2023, the Company's total obligation for content was $344.9 million, of which the Company recorded $64.5 million in Current liabilities and $28.1 million in Other long-term liabilities in the condensed consolidated balance sheets. The remaining $252.3 million is not yet recognized on the condensed consolidated balance sheets as the content does not meet the criteria for asset recognition.
The expected timing of payments for these content obligations are as follows (in thousands):

Year Ending December 31,
2023 (remaining 6 months)	$135,451
2024	117,740
2025	60,432
2026	20,756
2027	7,663
Thereafter	2,887
Total content obligations	$344,929
Letters of Credit
As of June 30, 2023 and December 31, 2022, the Company had irrevocable letters of credit outstanding in the amount of $37.8 million and $37.7 million, respectively related to operating leases. The letters of credit have various expiration dates through 2030.
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
From time to time, the Company is subject to legal proceedings, claims, and investigations in the ordinary course of business, including claims relating to employee relations, business practices and patent infringement. The Company is involved in litigation matters not listed herein. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in are reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. During the three and six months ended June 30, 2023 and 2022, the Company did not have any loss contingencies that were material.
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
13. INCOME TAXES
Income tax expense was $1.6 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. Income tax expense was $5.2 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively. The income tax expense is primarily attributable to income taxes in certain foreign jurisdictions where we conduct business and income taxes in the United States.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of June 30, 2023, management believes it is more likely than not that some deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. and certain foreign deferred tax assets.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Company considered the applicable tax law changes, and concluded that there was no impact to the Company’s tax provision for the three and six months ended June 30, 2023. The Company will continue to evaluate the impact of these tax law changes on future periods.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net Loss	$(107,595)	$(112,321)	$(301,199)	$(138,627)
Denominator:
Weighted-average common shares outstanding — basic and diluted	141,033	136,849	140,685	136,198
Net loss per share — basic and diluted	$(0.76)	$(0.82)	$(2.14)	$(1.02)
For the three and six months ended June 30, 2023, outstanding equity awards of 13.7 million shares of common stock are excluded from the calculation of diluted net loss per share because of their anti-dilutive effect.
For the three and six months ended June 30, 2022, outstanding equity awards of 10.9 million shares of common stock are excluded from the calculation of diluted net loss per share because of their anti-dilutive effect.
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
Devices
The devices segment generates revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories that are sold through retailers and distributors, as well as directly to customers through the Company’s website. In addition, revenue from licensing arrangements with service operators and licensed Roku TV partners is included in the devices segment.
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Platform segment revenue:
Customer I	13%	*	13%	*

Devices segment revenue:
Customer B	17%	22%	14%	21%
Customer C	45%	32%	41%	34%
* Less than 10%
Revenue in international markets was less than 10% in each of the periods presented.

Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of
	June 30, 2023	December 31, 2022
United States	$695,649	$686,902
United Kingdom	119,715	127,538
Other countries	41,547	42,286
Total	$856,911	$856,726
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
The restructuring charges for three and six months ended June 30, 2023, are recorded as follows (in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Assets Impairment Charges	Facilities Exit Costs	Total
Research and development	$(547)	$—	$(547)	$13,303	$—	$—	$13,303
Sales and marketing	610	—	610	7,287	—	—	7,287
General and administrative	73	(90)	(17)	4,785	4,338	1,603	10,726
Total restructuring charges	$136	$(90)	$46	$25,375	$4,338	$1,603	$31,316
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facility exit costs, which are included in Accrued liabilities in the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$25,199	$1,295	$26,494	$22,093	$—	$22,093
Charges incurred (adjusted)	136	(90)	46	25,375	1,603	26,978
Payments made	(24,913)	(385)	(25,298)	(47,046)	(783)	(47,829)
Ending balance	$422	$820	$1,242	$422	$820	$1,242

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
Devices revenue is generated from the sale of streaming players, Roku-branded TVs (beginning in 2023), smart home products and services, audio products, and related accessories as well as revenue from licensing arrangements with service operators and licensed Roku TV partners. We expect to continue to manage the average selling prices of Roku streaming devices to increase our active accounts. We expect that the trade off from devices gross profit or loss to grow active accounts will result in increased platform revenue and platform gross profit.
Business Conditions and Macroeconomic Factors
Macroeconomic factors, such as increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, bank failures, labor disputes, the COVID-19 pandemic, global supply chain constraints, and geopolitical developments (such as the war in Ukraine), have had, and we believe will continue to have, an impact on our business and results of operations. For example, in 2022, some of our licensed Roku TV partners faced inventory challenges that negatively impacted their unit sales. In addition, we believe advertising budgets in a variety of industries have been pressured by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced advertiser spending and has adversely affected our platform revenue. We believe rising inflation and recessionary fears also have led to a reduction in consumer discretionary spending, which has negatively impacted the demand for our products and services. The ongoing effects of macroeconomic conditions remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Item 1A, Risk Factors, and the Note Regarding Forward Looking Statements elsewhere in this Quarterly Report for additional details.
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
Our gross profit was $715.9 million and $720.0 million for the six months ended June 30, 2023 and 2022, respectively, reflecting a decrease of 1%.
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
We had 73.5 million and 63.1 million active accounts as of June 30, 2023 and 2022, respectively, reflecting an increase of 16%.

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
We streamed 25.1 billion and 20.7 billion hours during the three months ended June 30, 2023 and 2022, respectively, reflecting an increase of 21%.
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
ARPU was $40.67 as of June 30, 2023 as compared to $43.81 as of June 30, 2022, reflecting a decrease of 7%. This decrease was due to active account growth outpacing platform revenue growth.
Components of Results of Operations
Revenue
Platform Revenue
We generate platform revenue from sale of digital advertising (including media and entertainment promotional spending, the demand-side platform, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls). Our digital advertising revenue is generated from the sale of ad inventory, which includes video ad inventory from AVOD content in The Roku Channel, native display ads on our home screen and screen saver, as well as ad inventory we obtain through our content distribution agreements with publishers. To supplement supply, we re-sell video ad inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party ad inventory on a revenue share basis. To date, we have generated most of our platform revenue in the United States.
Devices Revenue
We generate devices revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories through consumer retail distribution channels and online retailers. Our devices revenue also includes revenue from licensing arrangements with service operators and licensed Roku TV partners. We generate most of our devices revenue in the United States. In our international markets, we primarily sell our devices through wholesale distributors which, in turn, re-sell to retailers.

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
Cost of Revenue, Devices
Cost of revenue, devices is comprised mostly of manufacturing costs payable to third party manufacturers for devices we sell which include streaming players, audio products, Roku-branded TVs and smart home products. Cost of revenue, devices also includes technology licenses or royalty fees on devices we sell or license, inbound and outbound freight, duty and logistics costs, third-party packaging, inventory provisions, cost of smart home services, and allocated overhead costs related to facilities, customer support, and salaries, benefits, and stock-based compensation for operations personnel.
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
Other Income (Expense), Net
For the three and six months ended June 30, 2023, and 2022, other income (expense), net consists of interest income on cash and cash equivalents, income recognized related to non-cash consideration associated with the delivery of services as part of a strategic commercial arrangement, foreign currency re-measurement, and transaction gains and losses, and interest expense related to our debt. For the three and six months ended June 30, 2023, other income (expense), net also includes the change in the fair value of the Strategic Investment.
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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Revenue:
Platform	88%	88%	87%	88%
Devices	12%	12%	13%	12%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	41%	39%	41%	37%
Devices	14%	15%	14%	15%
Total cost of revenue	55%	54%	55%	52%
Gross Profit (Loss):
Platform	47%	49%	46%	51%
Devices	(2)%	(3)%	(1)%	(3)%
Total gross profit	45%	46%	45%	48%
Operating Expenses:
Research and development	23%	25%	26%	24%
Sales and marketing	27%	24%	29%	22%
General and administrative	10%	11%	11%	11%
Total operating expenses	60%	60%	66%	57%
Loss from Operations	(15)%	(14)%	(21)%	(9)%
Other Income (Expense), Net:
Interest expense	—%	—%	—%	—%
Other income, net	2%	—%	2%	—%
Total other income, net	2%	—%	2%	—%
Loss Before Income Taxes	(13)%	(14)%	(19)%	(9)%
Income tax expense	—%	—%	—%	—%
Net Loss	(13)%	(14)%	(19)%	(9)%
Comparison of Three and Six Months Ended June 30, 2023 and June 30, 2022
Net Revenue

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	Change $	Change %	June 30, 2023	June 30, 2022	Change $	Change %
(in thousands, except percentages)
Platform	$743,835	$669,256	$74,579	11%	$1,378,453	$1,312,963	$65,490	5%
Devices	103,351	95,150	8,201	9%	209,723	185,142	24,581	13%
Total net revenue	$847,186	$764,406	$82,780	11%	$1,588,176	$1,498,105	$90,071	6%
Platform
Platform revenue increased by $74.6 million, or 11%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was mainly due to an increase in revenue from content distribution services, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel, in addition to moderately higher revenue from advertising.

Platform revenue increased by $65.5 million or 5% during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was mainly due to an increase in revenue from content distribution services, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel, which was offset by lower revenue from advertising as a result of increased pressure from macroeconomic factors that strained spending in certain advertising verticals, including media and promotional spending, during the six months ended June 30, 2023.
Devices
Devices revenue increased by $8.2 million, or 9%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in revenue was mainly due to the sale of smart home products (introduced in October 2022) and Roku-branded TVs (introduced in February 2023) offset by lower revenue from sales of streaming players, audio products and accessories. During the three months ended June 30, 2023, the volume of streaming players sold decreased by 3% and the average selling price of streaming players decreased by 7% as compared to the three months ended June 30, 2022.
Devices revenue increased by $24.6 million, or 13%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. $10.0 million of the increase was due to a change in estimated transaction price for a licensing arrangement with a service operator for which performance obligations were satisfied in prior periods and was recognized as revenue during the three months ended March 31, 2023. The remaining increase was due to higher revenue from Roku-branded TVs, smart home products and accessories offset by lower revenue from sales of streaming players and audio products. The volume of streaming players sold decreased by 9% and the average selling price of streaming players decreased by 4% in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Cost of Revenue and Gross Profit

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	Change $	Change %	June 30, 2023	June 30, 2022	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$348,010	$295,058	$52,952	18%	$648,597	$560,846	$87,751	16%
Devices	120,905	114,199	6,706	6%	223,711	217,303	6,408	3%
Total cost of revenue	$468,915	$409,257	$59,658	15%	$872,308	$778,149	$94,159	12%
Gross Profit (Loss):
Platform	$395,825	$374,198	$21,627	6%	$729,856	$752,117	$(22,261)	(3)%
Devices	(17,554)	(19,049)	1,495	(8)%	(13,988)	(32,161)	18,173	(57)%
Total gross profit	$378,271	$355,149	$23,122	7%	$715,868	$719,956	$(4,088)	(1)%
Platform
The cost of revenue, platform increased by $53.0 million, or 18%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in the cost of acquiring advertising inventory along with higher Premium Subscription costs, higher programming cost, and higher credit card processing fees was offset by a decrease in amortization of content assets all totaling to $55.7 million. The allocation of overhead expenses was lower by $2.5 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
The cost of revenue, platform increased by $87.8 million, or 16%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was mainly due to higher cost of acquiring advertising inventory along with higher Premium Subscription costs, higher programming cost, higher content amortization and higher credit card processing fees.
Devices
The cost of revenue, devices increased by $6.7 million, or 6%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was driven by higher manufacturing and freight costs of $7.8 million, other related costs such as royalties, product warranties, and overhead expense allocation of $3.8 million, offset by lower inventory provisions of $5.1 million during this period. The increase in manufacturing and freight costs was driven by the cost of Roku-branded TVs and smart home products that were sold during this period.

The cost of revenue, devices increased by $6.4 million, or 3%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was driven by higher manufacturing and freight costs of $7.5 million, other related costs such as royalties, product warranties, and overhead expense allocation of $6.5 million, offset by lower inventory provisions of $7.6 million during this period. The increase in manufacturing and freight costs was driven by the cost of Roku-branded TVs and smart home products that were sold during this period.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	Change $	Change %	June 30, 2023	June 30, 2022	Change $	Change %
(in thousands, except percentages)
Research and development	$192,387	$196,637	$(4,250)	(2)%	$412,472	$360,635	$51,837	14%
Sales and marketing	227,192	184,971	42,221	23%	461,111	331,493	129,618	39%
General and administrative	84,652	84,054	598	1%	180,705	161,831	18,874	12%
Total operating expenses	$504,231	$465,662	$38,569	8%	$1,054,288	$853,959	$200,329	23%
Research and development
Research and development expenses decreased by $4.3 million, or 2%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was due to lower personnel-related expenses of $3.2 million and lower consulting expenses of $3.4 million offset by an increase in office facilities and IT infrastructure expenses of $2.5 million. The decrease in expenses was a result of restructuring efforts that were implemented at the end of the last fiscal year and continued into the first quarter of this fiscal year.
Research and development expenses increased by $51.8 million, or 14%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was due to higher personnel-related expenses of $30.9 million, as a result of higher engineering headcount and related stock-based compensation, higher restructuring charges of $13.3 million, and higher expenses related to expanded office facilities and IT infrastructure of $6.3 million.
Sales and marketing
Sales and marketing expenses increased by $42.2 million, or 23%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was mainly due to higher marketing, retail and merchandising expenses of $37.0 million, along with higher personnel-related costs of $3.6 million and higher expenses related to expanded office facilities and IT infrastructure of $2.0 million.
Sales and marketing expenses increased by $129.6 million, or 39%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was due to higher marketing, retail and merchandising expenses of $85.0 million, higher personnel-related costs of $29.4 million as a result of higher headcount and related stock-based compensation in sales and sales support, product management, marketing, and business analytics as compared to the six months ended June 30, 2022, higher restructuring charges of $7.3 million, and higher expenses related to expanded office facilities and IT infrastructure of $7.8 million.
General and administrative
General and administrative expenses increased by $0.6 million, or 1%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was due to higher personnel-related expenses of $1.7 million, higher general and administrative expenses such as travel and bad debt expenses of $2.0 million, offset by a reduction of $3.4 million in legal, consulting and professional services expenses.
General and administrative expenses increased by $18.9 million, or 12% during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was due to higher personnel-related expenses of $11.6 million, higher restructuring charges of $10.7 million that include employee terminations, assets impairment charges and facilities exit costs, higher general and administrative expenses such as travel and bad debt expenses of $3.6 million, offset by a reduction of $8.4 million in legal, consulting and professional services expenses.

Other Income, Net

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	Change $	Change %	June 30, 2023	June 30, 2022	Change $	Change %
(in thousands, except percentages)
Interest expense	$(4)	$(1,059)	$1,055	(100)%	$(685)	$(2,116)	$1,431	(68)%
Other income (expense), net	19,999	1,829	18,170	nm	43,100	2,238	40,862	nm
Total other income, net	$19,995	$770	$19,225	nm	$42,415	$122	$42,293	nm
Total other income, net, increased $19.2 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily driven by an increase in interest income of $15.3 million from higher interest rates on our cash balances during the period, as well as an increase in other income of $2.0 million and a reduction in interest expense of $1.1 million as the Credit Facility was fully repaid in February 2023.
Total other income, net, increased $42.3 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily driven by an increase in interest income of $35.1 million from higher interest rates on our cash balances during the period, an unrealized gain of $3.1 million from the change in fair value of the Strategic Investment and a reduction in interest expense of $1.4 million as the Credit Facility was fully repaid in February 2023.
Income Tax Expense

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	Change $	Change %	June 30, 2023	June 30, 2022	Change $	Change %
(in thousands, except percentages)
Income tax expense	$1,630	$2,578	$(948)	(37)%	$5,194	$4,746	$448	9%
Income tax expense decreased by $0.9 million, or 37% during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and was primarily driven by decreased taxable income in U.S. resulting in lower federal and state tax liabilities.
Income tax expense increased by $0.4 million, or 9% during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 and was primarily driven by increased income in foreign jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. We considered the applicable tax law changes, and there is no impact to our tax provision for the three and six months ended June 30, 2023. We will continue to evaluate the impact of these tax law changes on future periods.
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $1,755.3 million. Approximately 4% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations. In February 2023, we fully repaid the outstanding balance and satisfied all debt obligations under the Credit Facility (see Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information).
Our primary sources of cash are receipts from platform and devices revenue. The primary uses of cash are costs of revenue including costs to acquire advertising inventory, costs to license and produce content, third-party manufacturing costs for our products, as well as operating expenses including payroll-related expenses, consulting and professional service fees, facility expenses, and marketing expenses. Other uses of cash include purchases of property and equipment and mergers and acquisitions.

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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Condensed Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(6,359)	$(9,947)
Cash flows used in investing activities	$(82,316)	$(92,209)
Cash flows provided by (used in) financing activities	$(78,496)	$6,693
Cash Flows from Operating Activities
Our operating activities used cash of $6.4 million for the six months ended June 30, 2023. Our net loss of $301.2 million for the six months ended June 30, 2023 was adjusted by non-cash charges of $358.8 million comprised mainly of stock-based compensation, amortization of content assets, depreciation and amortization of property and equipment and intangible assets, amortization of operating right-of-use assets, impairment of assets as part of restructuring charges, and change in fair value of the Strategic Investment. The changes in our operating assets and liabilities used cash of $64.0 million mainly from payments made to acquire content, payments for accrued liabilities related to marketing, retail and merchandising costs, payroll and related expenses, and inventory costs, offset by inflows from higher accounts payable balances, higher collections of accounts receivable, reduced inventory balances, and an increase in deferred revenue.
Cash Flows from Investing Activities
Our investing activities for the six months ended June 30, 2023 included cash outflows of $82.3 million consisting of purchases of property and equipment and expenditures related to expansion of our office facilities of $72.3 million and the purchase of the Strategic Investment of $10.0 million.
Cash Flows from Financing Activities
Our financing activities used cash of $78.5 million for the six months ended June 30, 2023. The cash outflow related primarily to the repayment of $80.0 million of our Credit Facility that became due in February 2023 offset by $1.5 million received from proceeds from the exercise of employee stock options.

Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of June 30, 2023 consisted of:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points would impact our interest income by an additional $18.0 million.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Macroeconomic Conditions
•the impact of supply chain disruptions, inflationary pressures, recessionary fears, labor disputes, the COVID-19 pandemic, natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events on our business;
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

To enhance our users’ experience, we also offer audio products, including Roku Streambars, Roku wireless speakers, and Roku wireless subwoofers, and Roku smart home products and services, including indoor and outdoor cameras, video doorbells, smart lighting, smart plugs, and home monitoring products. As a result, we may face additional competition from makers of TV audio speakers and soundbars and other TV peripheral devices, as well as makers of other smart home products. If these products do not operate as designed or do not enhance the TVs powered by Roku OS or other viewing experiences as we intend, our users’ overall viewing experience may be diminished, and this may impact the overall demand for our products and our partners’ Roku TV models.
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
We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the three months ended June 30, 2023, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, our active accounts, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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

If the advertising and media and entertainment promotional spending campaigns on our platform decrease or are not relevant or not engaging to our users, our growth in active accounts and streaming hours and our business may be adversely impacted.*
We have made, and are continuing to make, investments to engage with more advertisers and content publishers, and enable them to deliver more relevant advertising and media and entertainment promotional spending campaigns to our users. In addition, a small number of content publishers historically have accounted for a significant portion of the media and entertainment promotional spending campaigns on our platform.
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
If the advertising and media and entertainment promotional spending campaigns on our streaming platform decrease, which has happened in the past and may happen in the future, are not relevant, overly intrusive or too frequent and impede the use of our platform, our users may stop using our platform, which will harm our business, financial condition and operating results.
We are subject to various risks in connection with our operation of The Roku Channel.
We operate The Roku Channel, which offers ad-supported free access for users to a collection of films, television series, live linear television, and other content. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion, and operation of The Roku Channel, which we monetize primarily through advertising. For example, we previously acquired content rights, including rights to certain projects in development, from the mobile-first video distribution service known as Quibi, and made The Roku Channel the home of such content. In addition, we acquired the entities comprising the This Old House business, which own and produce the “This Old House” and “Ask This Old House” TV programs and operate related business lines, to further the growth strategy and ad-supported content offerings in The Roku Channel. We also commission original content that we own and distribute on The Roku Channel.
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
We also sell certain products directly through our website and internationally through distributors and retailers such as Coppel in Mexico, Magazine Luiza in Brazil, and MediaMarkt in Germany. As we have only recently expanded to certain international markets, we may not have established a strong reputation or relationships with retailers for those markets as compared to our sales channels in the United States or our competitors in international markets. Amazon and Walmart in total accounted for 62% and 54% of our devices revenue for the three months ended June 30, 2023 and June 30, 2022, respectively.
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
We must continue to innovate and develop new and existing products and services to remain competitive, and new products and services expose our business to new risks.*
We must continually innovate and improve our products and services and develop new products and services to meet changing consumer demands. In particular, we recently introduced Roku Select and Roku Plus Series TVs (a new line of Roku-branded TVs that are designed, made, and sold by us) and Roku smart home products (including indoor and outdoor cameras, video doorbells, smart lighting, smart plugs, and home monitoring products) and related services. The introduction of a new product or service is a complex task, involving significant expenditures in research and development, promotion, and sales channel development, and can expose our business to new risks. The introduction of new products and services or changes to our existing products and services may result in new or enhanced governmental or regulatory scrutiny, new litigation or claims, or other complications that could adversely affect our business, reputation, or financial results. For example, we have faced and may continue to face new intellectual property infringement claims related to new products and services we have introduced. In addition, our entrance into entirely new lines of business beyond our historical core business of TV streaming and advertising, such as our launch of Roku smart home products (including home monitoring products) and shoppable ads that allow users to purchase advertised products and services directly from their Roku devices, may change our risk profile and subject us to risks that differ from the risks we face as a result of our TV streaming business. In particular, the provision of home monitoring services is a highly regulated industry where various licensing requirements may apply in each jurisdiction where such services are offered.
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
•our ability to obtain required licenses and comply with other regulatory requirements; and
•our ability to attract and retain world-class research and development personnel.
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
If our products do not operate effectively with various offerings, technologies, and systems from content publishers and other third parties that we do not control, our business may be harmed.*
The Roku OS is designed to perform using relatively low-cost hardware, which enables us to drive user growth via Roku streaming devices offered at a low cost to consumers. However, this hardware must be interoperable with all channels and other offerings, technologies, and systems from our content publishers, including virtual multi-channel video programming distributors, and other third parties. We have no control over these offerings, technologies, and systems beyond our channel certification requirements, and if Roku streaming devices do not provide our users with a high-quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with Roku streaming devices, we may be unable to increase active account growth and user engagement or may be required to increase our hardware costs, and our business will be harmed.
We plan to continue to introduce new products regularly, including, for example, our recently launched Roku-branded TVs, and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content publishers have the right to test and certify our new products before we can publish their channels. The certification processes can be time consuming and introduce third-party dependencies into our product release cycles. If content publishers do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, we may not be able to offer certain products to all licensed Roku TV partners or we may not continue to offer certain channels. To continue to grow our active accounts and user engagement, we will need to prioritize development of Roku streaming devices to work better with new offerings, technologies, and systems, including our recently launched smart home products and services. If we are unable to maintain consistent operability of Roku streaming devices that is on parity with or better than other platforms, our business could be harmed.
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

Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain prior quarters, we expect to incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of June 30, 2023, we had an accumulated deficit of $889.2 million. We generally expect our operating expenses to increase in the future as we continue to expand our operations and invest in growth and new areas, although we expect operating expense year-over-year growth to significantly decline over the course of 2023.
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
Our gross margins vary across our devices and platform offerings. Our devices segment (which generates revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories, as well as revenue from licensing arrangements with service operators and licensed Roku TV brand partners) has lower gross margins compared to our platform segment (which generates revenue from the sale of digital advertising (including media and entertainment promotional spending, the demand-side platform, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls)). Gross margins on our streaming players, audio products, and smart home products vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations.
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
We have previously undertaken restructuring plans to adjust our investment priorities and manage our operating expenses, and we may do so again in the future. For example, in March 2023, we approved a restructuring plan to lower our year-over-year operating expense growth rate and prioritize projects that we believe will have a higher return on investment, which resulted in workforce reduction and the commitment to exit and sublease, or cease use, of certain office facilities that we did not occupy. We have incurred, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives, and there can be no assurance that any restructuring plans and initiatives will be successful. Any restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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

Our revenue and gross profit are subject to seasonality, and if our sales during the holiday seasons fall below our expectations, our business may be harmed.*
Seasonal consumer shopping patterns significantly affect our business. Specifically, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year and represent a high percentage of the total net revenue for such fiscal year due to higher consumer purchases and increased advertising during holiday seasons. Furthermore, in preparation for the fourth quarter holiday season, we recognize significant discounts in the average selling prices of our products through retailers in an effort to grow our active accounts, which typically reduce our devices gross margin in the fourth quarter.
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
For example, effective October 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. Effective January 2020, the California Consumer Privacy Act (“CCPA”) gives California residents certain rights with respect to their personal information, such as rights to access, and require deletion of, their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The California Privacy Rights Act (“CPRA”), which becomes effective on January 1, 2023 (with a “look-back” to January 1, 2022), builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate consumer privacy issues. In recent years, states including Colorado, Connecticut, Virginia, Iowa, Indiana, Montana, Tennessee, Texas, and Utah have adopted laws introducing new privacy obligations for which we may need to take additional steps to comply.
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
As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) or the United Kingdom to the United States. After a period of uncertainty concerning certain mechanisms for data transfers to the United States, on July 10, 2023, the European Commission adopted an adequacy decision concerning a new framework for data transfers from the EEA to the United States, known as the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). That decision recognizes that the United States ensures an adequate level of protection for personal data transferred from the EEA to organizations participating in the EU-U.S. DPF. Additional steps will need to be taken to formally implement this framework, however, and we are not yet able to predict the precise obligations that will be associated with use of this mechanism for our data transfers between the two jurisdictions. Model Clauses also serve as a mechanism for data transfer between the U.S. and EEA, and in 2021, the European Commission published updated versions of the Model Clauses. The United Kingdom published final versions of its own Model Clauses in February 2022. Updating agreements to incorporate these new Model Clauses for the EEA and United Kingdom has required, and may in the future require, significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate.
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
Risks Related to Macroeconomic Conditions
Macroeconomic uncertainties have in the past and may continue to adversely impact our business, results of operations, and financial condition.*
Global economic and business activities continue to face widespread macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, bank failures, labor disputes, the COVID-19 pandemic, and global supply chain constraints. Such macroeconomic uncertainties may continue for an extended period. Some of these factors have adversely impacted, and may continue to adversely impact, many aspects of our business. For example, in 2022, global supply chain disruptions resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices, and some of our licensed Roku TV partners faced inventory challenges that negatively impacted their unit sales.
Our business is dependent on consumer discretionary spending and advertising spending, both of which are susceptible to changes in macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, and economic uncertainty. Sustained or worsening inflation or an economic downturn may result in fewer consumer purchases of our products or the products of our licensed Roku TV partners (which could impact our active account growth) and reduced advertising spending (which could impact our monetization efforts). We believe advertising budgets in a variety of industries have been pressured by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced advertiser spending, which has adversely affected our platform revenue. Any continued pullback in consumer discretionary spending or advertising spending could adversely affect our future operating results.
In addition, a significant reduction in the supply of original entertainment content, including as a result of macroeconomic factors or labor disputes (such as the recent strikes called by the Writers Guild of America and SAG-AFTRA), could in turn reduce the demand for advertising and media and entertainment promotional spending campaigns on our platform, and have a material adverse effect on our growth in active accounts and streaming hours or negatively impact our results of operations.

The extent to which macroeconomic uncertainties may continue to impact our operational and financial performance remains uncertain and will depend on many factors outside our control. These direct and indirect impacts may negatively affect our business and operating results.
Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.*
Occurrence of any catastrophic event, including an earthquake, flood, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cyber attack, war or foreign invasion (such as the Russian invasion of Ukraine), terrorist attack, medical epidemic or pandemic (such as the COVID-19 pandemic), other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.
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
In addition, in 2019, the FTC initiated a review of its rules implementing the Children’s Online Privacy Protection Act (“COPPA”), which limits the collection by operators of online services of personal information from children under the age of 13. The review has not been concluded and could result in broadening the applicability of COPPA, including the types of information that are subject to these regulations. There have also been proposals in the U.S. Congress to amend and expand COPPA. Changes to the COPPA legislation or rules could limit the information that we or our content publishers and advertisers may collect and use and the content of advertisements in relation to certain channel partner content. The CPRA and certain other state privacy laws also impose certain opt in and opt out requirements before certain information about minors can be collected. California also has adopted a new law known as the Age Appropriate Design Code Act, which will go into effect on July 1, 2024 and has a stated purpose of protecting “the wellbeing, data, and privacy of children using online platforms.” Since adoption of that law, similar legislation has been introduced for consideration in at least ten states in the United States. The EU and many of its member states, among other jurisdictions, also have rules that limit processing of personal data, including children’s data, and that impose specific requirements intended to protect children online. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, children’s online protection, or similar laws.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of June 30, 2023, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.3% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline. All of our outstanding Class A shares are eligible for sale in the public market, other than shares and stock options exercisable held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. In addition, we have reserved shares for future issuance under our equity incentive plan. Our directors, employees, and certain contingent workers are subject to our quarterly trading window, which generally opens at the start of the second full trading day after the public dissemination of our annual or quarterly financial results and closes (i) with respect to the first, second, and third quarter of each year, at the end of the fifteenth day of the last month of such quarter and (ii) with respect to the fourth quarter of each year, at the end of the trading day on the Wednesday before Thanksgiving. These directors, employees, and contingent workers may also sell shares during a closed window period pursuant to trading plans that comply with the requirements of Rule 10b5-1(c)(1) under the Exchange Act. When these shares are issued and subsequently sold, it is dilutive to existing stockholders and the market price of our Class A common stock could decline.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2023, each of the following officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Charles Collier (President, Roku Media)	Adopt	June 5, 2023	X		117,359	June 17, 2024
Gidon Katz (President, Consumer Experience)	Adopt	June 15, 2023	X		15,027	June 14, 2024
Matt Banks (Vice President, Corporate Controller and Chief Accounting Officer)	Adopt	May 17, 2023	X		18,373	June 14, 2024
___________________
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
10.1	Offer Letter, by and between Roku, Inc. and Dan Jedda, dated February 11, 2023					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.
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

Roku, Inc.

Date: July 28, 2023	By:	/s/ Anthony Wood
Anthony Wood
Chief Executive Officer and President (Principal Executive Officer)

Date: July 28, 2023	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2023	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)