Form 10-Q
period 2023-09-30
ROKU, INC
filed 2023-11-02
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38211

ROKU, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2087865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1173 Coleman Avenue
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2023, the registrant had 125,086,434 shares of Class A common stock, $0.0001 par value per share, and 17,409,398 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$2,003,408	$1,961,956
Restricted cash	40,713	—
Accounts receivable, net of allowances of $25,080 and $40,191 as of	720,398	760,793
September 30, 2023 and December 31, 2022, respectively
Inventories	105,374	106,747
Prepaid expenses and other current assets	101,108	135,383
Total current assets	2,971,001	2,964,879
Property and equipment, net	278,723	335,031
Operating lease right-of-use assets	410,585	521,695
Content assets, net	238,015	292,766
Intangible assets, net	45,662	58,881
Goodwill	161,519	161,519
Other non-current assets	85,274	77,830
Total Assets	$4,190,779	$4,412,601
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$312,279	$164,800
Accrued liabilities	797,229	750,810
Current portion of long-term debt	—	79,985
Deferred revenue, current portion	98,236	87,678
Total current liabilities	1,207,744	1,083,273
Deferred revenue, non-current portion	22,556	28,210
Operating lease liability, non-current portion	600,047	584,651
Other long-term liabilities	52,965	69,911
Total Liabilities	1,883,312	1,766,045
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value	14	14
Additional paid-in capital	3,526,915	3,234,860
Accumulated other comprehensive income (loss)	(166)	(292)
Accumulated deficit	(1,219,296)	(588,026)
Total stockholders’ equity	2,307,467	2,646,556
Total Liabilities and Stockholders’ Equity	$4,190,779	$4,412,601
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Revenue:
Platform	$786,785	$667,217	$2,165,238	$1,980,180
Devices	125,233	94,156	334,956	279,298
Total net revenue	912,018	761,373	2,500,194	2,259,478
Cost of Revenue:
Platform	408,554	295,550	1,057,151	856,396
Devices	134,641	109,036	358,352	326,339
Total cost of revenue	543,195	404,586	1,415,503	1,182,735
Gross Profit (Loss):
Platform	378,231	371,667	1,108,087	1,123,784
Devices	(9,408)	(14,880)	(23,396)	(47,041)
Total gross profit	368,823	356,787	1,084,691	1,076,743
Operating Expenses:
Research and development	282,201	207,608	694,673	568,243
Sales and marketing	307,694	209,364	768,805	540,857
General and administrative	128,717	86,804	309,422	248,635
Total operating expenses	718,612	503,776	1,772,900	1,357,735
Loss from Operations	(349,789)	(146,989)	(688,209)	(280,992)
Other Income (Expense), Net:
Interest expense	(10)	(1,157)	(695)	(3,273)
Other income, net	22,912	27,914	66,012	30,152
Total other income, net	22,902	26,757	65,317	26,879
Loss Before Income Taxes	(326,887)	(120,232)	(622,892)	(254,113)
Income tax expense	3,184	1,951	8,378	6,697
Net Loss	$(330,071)	$(122,183)	$(631,270)	$(260,810)

Net loss per share — basic and diluted	$(2.33)	$(0.88)	$(4.47)	$(1.90)

Weighted-average common shares outstanding — basic and diluted	141,877	138,571	141,087	136,997
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Loss	$(330,071)	$(122,183)	$(631,270)	$(260,810)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(237)	(703)	126	(1,115)
Comprehensive Loss	$(330,308)	$(122,886)	$(631,144)	$(261,925)

See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2023	Shares	Amount
Balance—June 30, 2023	141,508	$14	$3,422,415	$71	$(889,225)	$2,533,275
Issuance of common stock pursuant to equity incentive plans	988	—	13,195	—	—	13,195
Stock-based compensation expense	—	—	91,305	—	—	91,305
Foreign currency translation adjustment	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(330,071)	(330,071)
Balance-September 30, 2023	142,496	$14	$3,526,915	$(166)	$(1,219,296)	$2,307,467

Nine Months Ended September 30, 2023
Balance-December 31, 2022	140,027	$14	$3,234,860	$(292)	$(588,026)	$2,646,556
Issuance of common stock pursuant to equity incentive plans	2,469	—	14,699	—	—	14,699
Stock-based compensation expense	—	—	277,356	—	—	277,356
Foreign currency translation adjustment	—	—	—	126	—	126
Net loss	—	—	—	—	(631,270)	(631,270)
Balance-September 30, 2023	142,496	$14	$3,526,915	$(166)	$(1,219,296)	$2,307,467

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2022	Shares	Amount
Balance—June 30, 2022	137,929	$14	$3,024,897	$(371)	$(228,648)	$2,795,892
Issuance of common stock pursuant to equity incentive plans	1,341	—	5,899	—	—	5,899
Stock-based compensation expense	—	—	99,022	—	—	99,022
Foreign currency translation adjustment	—	—	—	(703)	—	(703)
Net loss	—	—	—	—	(122,183)	(122,183)
Balance-September 30, 2022	139,270	$14	$3,129,818	$(1,074)	$(350,831)	$2,777,927

Nine Months Ended September 30, 2022
Balance-December 31, 2021	135,137	$14	$2,856,572	$41	$(90,021)	$2,766,606
Issuance of common stock pursuant to equity incentive plans	4,133	—	17,592	—	—	17,592
Stock-based compensation expense	—	—	255,654	—	—	255,654
Foreign currency translation adjustment	—	—	—	(1,115)	—	(1,115)
Net loss	—	—	—	—	(260,810)	(260,810)
Balance-September 30, 2022	139,270	$14	$3,129,818	$(1,074)	$(350,831)	$2,777,927
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net Loss	$(631,270)	$(260,810)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	53,047	36,415
Stock-based compensation expense	277,356	255,654
Amortization of right-of-use assets	45,137	40,354
Amortization of content assets	154,801	163,121
Foreign currency remeasurement (gains) losses	3,469	(12,152)
Change in fair value of the Strategic Investment	(3,734)	(3,556)
Impairment of assets	235,165	—
Provision for doubtful accounts	1,977	469
Other items, net	(872)	(258)
Changes in operating assets and liabilities:
Accounts receivable	38,416	32,186
Inventories	1,373	(68,976)
Prepaid expenses and other current assets	16,003	5,221
Content assets and liabilities, net	(191,481)	(229,745)
Other non-current assets	5,448	(2,118)
Accounts payable	174,784	29,550
Accrued liabilities	70,217	27,254
Operating lease liabilities	(14,301)	(20,516)
Other long-term liabilities	(910)	465
Deferred revenue	4,904	11,884
Net cash provided by operating activities	239,529	4,442
Cash flows from investing activities:
Purchases of property and equipment	(79,099)	(96,318)
Purchase of Strategic Investment	(10,000)	(40,000)
Net cash used in investing activities	(89,099)	(136,318)
Cash flows from financing activities:
Repayments of borrowings	(80,000)	(7,500)
Proceeds from equity issued under incentive plans	14,699	17,592
Net cash provided by (used in) financing activities	(65,301)	10,092
Net increase (decrease) in cash, cash equivalents and restricted cash	85,129	(121,784)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,964)	(5,535)
Cash, cash equivalents and restricted cash —beginning of period	1,961,956	2,147,670
Cash, cash equivalents and restricted cash —end of period	$2,044,121	$2,020,351

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,003,408	$2,018,616
Restricted cash, current	40,713	—
Restricted cash, non-current	—	1,735
Cash, cash equivalents and restricted cash —end of period	$2,044,121	$2,020,351
Supplemental disclosures of cash flow information:
Cash paid for interest	$886	$2,537
Cash paid for income taxes	$5,027	$6,644
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$1,129	$23,410
See accompanying notes to condensed consolidated financial statements.

ROKU, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company operates in two reportable segments and generates platform revenue from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls). The Company generates devices revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories as well as revenue from licensing arrangements with service operators and licensed Roku TV partners.
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
The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
•the impairment of intangible assets;
•amortization and the impairment of content assets;
•the impairment of operating lease right-of-use assets and property and equipment;
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

	As of
Institutions	September 30, 2023	December 31, 2022
Institution A (1)	18%	26%
Institution B (1)	14%	n/a
Institution D	*	21%
Institution E (1)	13%	n/a
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
Allowance for Sales Returns: Allowance for sales returns consists of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$7,392	$4,670	$7,417	$6,015
Add: Charged to revenue	3,881	4,187	12,045	12,997
Less: Utilization of sales return reserve	(4,058)	(3,294)	(12,247)	(13,449)
Ending balance	$7,215	$5,563	$7,215	$5,563
Allowance for Sales Incentives: Allowance for sales incentives consists of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$17,428	$24,893	$28,903	$48,411
Add: Charged to revenue	16,048	15,661	43,598	47,211
Less: Utilization of sales incentive reserve	(19,426)	(22,848)	(58,451)	(77,916)
Ending balance	$14,050	$17,706	$14,050	$17,706

Allowance for Doubtful Accounts: Allowance for doubtful accounts consists of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$5,578	$2,278	$3,498	$2,158
Provision for (recoveries of) doubtful accounts	(984)	2	1,977	469
Adjustments for write-off	(2,046)	(97)	(2,927)	(444)
Ending balance	$2,548	$2,183	$2,548	$2,183
The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of September 30, 2023 and December 31, 2022.
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 15.
The contract balances include the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accounts receivable, net	$720,398	$760,793
Contract assets (included in Prepaid expenses and other current assets)	37,344	42,617

Deferred revenue, current portion	$98,236	$87,678
Deferred revenue, non-current portion	22,556	28,210
Total deferred revenue	$120,792	$115,888
Accounts receivable are recorded at the amount invoiced, net of allowances for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $5.3 million during the nine months ended September 30, 2023 due to the timing of billing to customers.
Deferred revenue reflects consideration invoiced prior to the satisfaction of performance obligations and revenue recognition. Deferred revenue increased by $4.9 million during the nine months ended September 30, 2023 primarily due to the timing of fulfillment of performance obligations and increases in subscription arrangements.
Revenue recognized during the three and nine months ended September 30, 2023, from amounts included in total deferred revenue as of December 31, 2022, was $10.8 million and $77.7 million, respectively. Revenue recognized during the three and nine months ended September 30, 2022, from amounts included in total deferred revenue as of December 31, 2021, was $7.9 million and $41.6 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $1,292.0 million as of September 30, 2023 of which the Company expects to recognize approximately 45% over the next 12 months and the remainder thereafter.
The Company recognized revenue of $15.8 million and $41.8 million during the three and nine months ended September 30, 2023, respectively from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts. The Company reversed revenue of $8.7 million and $0.5 million during the three and nine months ended September 30, 2022, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.
Customer I accounted for 11% and 11% of the Company’s total net revenue during the three and nine months ended September 30, 2023, respectively. The Company did not have any customer that accounted for more than 10% of its total net revenue during the three and nine months ended September 30, 2022.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Company’s platform segment.
Intangible Assets
The following table is the summary of the Company’s intangible assets (in thousands, except years):

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(46,135)	$27,232	5.9
Customer relationships	14,100	(13,564)	536	4.0
Tradename	20,400	(5,466)	14,934	9.8
Patents	4,076	(1,116)	2,960	14.0
Total intangible assets	$111,943	$(66,281)	$45,662	6.7

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(37,278)	$36,089	5.9
Customer relationships	14,100	(10,920)	3,180	4.0
Tradename	20,400	(3,966)	16,434	9.8
Patents	4,076	(898)	3,178	14.0
Total intangible assets	$111,943	$(53,062)	$58,881	6.7
The Company recorded amortization expense of $4.4 million and $4.4 million for intangible assets during the three months ended September 30, 2023 and 2022, respectively. The Company recorded amortization expense of $13.2 million and $13.3 million for intangible assets during the nine months ended September 30, 2023 and 2022, respectively.
The Company recorded amortization of developed technology in Cost of revenue, platform for the three months ended September 30, 2023 and in Cost of revenue, platform and Research and development expenses for the three months ended September 30, 2022 as well as in the nine months ended September 30, 2023 and 2022. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses and amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.

As of September 30, 2023, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2023 (remaining 3 months)	$3,847
2024	14,275
2025	12,571
2026	4,074
2027	2,737
Thereafter	8,158
Total	$45,662
5. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accounts receivable, gross	$745,478	$800,984
Less: Allowances
Allowance for sales returns	7,215	7,417
Allowance for sales incentives	14,050	28,903
Allowance for doubtful accounts	2,548	3,498
Other allowances	1,267	373
Total allowances	25,080	40,191
Accounts receivable, net	$720,398	$760,793
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Computers and equipment	$51,470	$45,989
Leasehold improvements	264,939	353,245
Internal-use software	7,274	7,274
Office equipment and furniture	34,297	28,614
Property and equipment, gross	357,980	435,122
Less: Accumulated depreciation and amortization	(79,257)	(100,091)
Property and equipment, net	$278,723	$335,031
Depreciation and amortization expense, for property and equipment assets, for the three months ended September 30, 2023 and 2022 was $14.5 million and $9.0 million, respectively. Depreciation and amortization expense, for property and equipment assets, for the nine months ended September 30, 2023 and 2022 was $39.8 million and $23.0 million, respectively.
During the three and nine months ended September 30, 2023, the Company recorded impairment charges of $68.1 million and $68.7 million, respectively, related to property and equipment assets associated with the leased office facilities that are part of its restructuring efforts. See Note 16 for further details on restructuring.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Payments due to content publishers	$216,303	$201,054
Accrued cost of revenue	137,120	105,347
Marketing, retail, and merchandising costs	153,892	163,367
Accrued payroll and related expenses	87,443	46,529
Operating lease liability, current	63,838	54,689
Content liability, current	55,708	88,717
Other accrued expenses	82,925	91,107
Total accrued liabilities	$797,229	$750,810
Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Platform, current	$63,254	$59,276
Devices, current	34,982	28,402
Total deferred revenue, current	98,236	87,678
Platform, non-current	733	969
Devices, non-current	21,823	27,241
Total deferred revenue, non-current	22,556	28,210
Total deferred revenue	$120,792	$115,888
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Content liability, non-current	$26,472	$39,587
Other long-term liabilities	26,493	30,324
Total other long-term liabilities	$52,965	$69,911
6. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Licensed content, net and advances	$137,224	$243,226
Produced content:
Released, less amortization	75,899	42,605
Completed, not released	13,548	3,537
In production	34,551	42,904
Total produced content, net	123,998	89,046
Total content assets, net and advances	$261,222	$332,272

Current portion (included in Prepaid expenses and other current assets)	$23,207	$39,506
Non-current portion	$238,015	$292,766

Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is reflected in the table below (in thousands). The amortization expense excludes impairment of content assets that is recorded as restructuring charges.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Licensed content	$37,454	$59,604	$124,690	$154,394
Produced content	15,033	3,020	30,111	8,727
Total amortization costs	$52,487	$62,624	$154,801	$163,121
Impairment: During the three and nine months ended September 30, 2023, the Company recorded impairment charges of $61.6 million related to removing select licensed and produced content from The Roku Channel as part of its restructuring efforts. See Note 16 for further details on restructuring.
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

As of September 30, 2023
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
8. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2023			As of December 31, 2022
	Fair Value	Level 1	Level 3	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$866,248	$866,248	$—	$1,353,547	$1,353,547	$—
Money market funds	1,137,160	1,137,160	—	608,409	608,409	—
Restricted cash, current	40,713	40,713	—	—	—	—
Other non-current assets:
Strategic Investment	53,202	—	53,202	39,468	—	39,468
Total assets measured and recorded at fair value	$2,097,323	$2,044,121	$53,202	$2,001,424	$1,961,956	$39,468

The following table reflects the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$52,558	$40,000	$39,468	$—
Purchase of Strategic Investment	—	—	10,000	40,000
Change in estimated fair value of the Strategic Investment	644	3,556	3,734	3,556
Ending balance	$53,202	$43,556	$53,202	$43,556
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
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $1,137.2 million and $608.4 million as cash equivalents as of September 30, 2023 and December 31, 2022, respectively, using Level 1 inputs.
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
The Company did not have Level 2 instruments as of September 30, 2023 and December 31, 2022.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of September 30, 2023, the Company measured the Strategic Investment using Level 3 inputs. The fair value of the Strategic Investment on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $0.6 million and $3.7 million, respectively, in Other income (expense), net related to the adjustment to fair value of the Strategic Investment for the three and nine months ended September 30, 2023. The Company recorded an unrealized gain of $3.6 million for the three and nine months ended September 30, 2022.
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
During the three months ended September 30, 2023, the Company recorded total impairment charges of $230.8 million that include $101.1 million of operating lease right-of-use assets impairment, $68.1 million of property and equipment impairment, and $61.6 million of content assets impairment. During the nine months ended September 30, 2023, the Company recorded total impairment charges of $235.2 million that include $104.9 million of operating lease right-of-use assets impairment, $68.7 million of property and equipment impairment, and $61.6 million of content assets impairment. The Company did not record any impairment charges during the three and nine months ended September 30, 2022.
The fair value of the impaired operating lease right-of-use assets and property and equipment were estimated using discounted cash flow models, or the income approach, based on market participant assumptions with Level 3 inputs. The significant assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with the expected future cash flows. For the licensed and produced content that was removed from The Roku Channel, the net carrying amount of the content assets was written off.
9. LEASES
The Company's operating leases are primarily for office facilities. The leases have remaining terms ranging from one to ten years and may include options to extend or terminate the lease. The depreciable life of right-of-use assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$21,097	$20,719	$64,243	$55,453
Variable lease cost	5,623	4,548	17,995	13,679
Total operating lease cost	$26,720	$25,267	$82,238	$69,132
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$19,097	$14,211	$54,417	$40,952
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,795	$5,799	$40,704	$230,119
Decrease in operating lease right-of-use assets due to impairment (See Note 16 for restructuring details)	$101,077	$—	$104,867	$—
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$410,585	$521,695

Operating lease liability, current (included in Accrued liabilities)	$63,838	$54,689
Operating lease liability, non-current	600,047	584,651
Total operating lease liability	$663,885	$639,340

Weighted-average remaining term for operating leases (in years)	8.16	8.62
Weighted-average discount rate for operating leases	3.95%	3.80%

Future lease payments under operating leases as of September 30, 2023 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2023 (remaining 3 months)	$19,411
2024	89,679
2025	98,026
2026	99,637
2027	99,170
Thereafter	380,961
Total future lease payments	786,884
Less: imputed interest	(116,149)
Less: expected tenant improvement allowance	(6,850)
Total (1)	$663,885
(1) Total lease liabilities include liabilities related to operating leases right-of-use assets which were included in the impairment charge as part of the Company’s restructuring efforts reflected in Note 16.
As of September 30, 2023, the Company did not have any operating leases that were expected to commence in the future.
10. DEBT
The Company does not have any outstanding debt as of September 30, 2023. In February 2023, the Company repaid the debt balance in full and satisfied all outstanding debt obligations under the Credit Facility (as defined below) when it matured.
The Company’s outstanding debt as of December 31, 2022 was as follows (in thousands, except interest rate):

	As of
	December 31, 2022
	Amount	Effective Interest Rate
Term Loan A Facility	$80,000	4.4%
Less: Debt issuance costs	(15)
Net carrying amount of debt	$79,985
The carrying amount of debt as of December 31, 2022 approximated its fair value due to variable interest rates. There was no interest expense associated with the Credit Facility for the three months ended September 30, 2023. The interest expense for the three months ended September 30, 2022 was $0.9 million. The interest expense for the nine months ended September 30, 2023 and 2022 was $0.6 million and $2.6 million, respectively.
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
The Credit Facility matured on February 19, 2023 and the outstanding Term Loan A Facility was repaid in full.
As of December 31, 2022, the Company had outstanding letters of credit against the Revolving Credit Facility of $37.7 million. Upon maturity of the Credit Facility on February 19, 2023, the outstanding letters of credit were secured by the Company’s existing cash balance, a portion of which is restricted for that purpose. As of September 30, 2023, the Company had outstanding letters of credit of $37.5 million, which are secured by restricted cash of $40.7 million.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
As of September 30, 2023, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of
September 30, 2023
Common stock awards granted under equity incentive plans	15,844
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan (1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	27,025
Total reserved shares of common stock	47,958
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

Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2022	8,577	$120.82
Awarded	4,523	70.66
Released	(1,869)	119.40
Forfeited	(851)	128.16
Balance as of September 30, 2023	10,380	$98.62
As of September 30, 2023, the Company had $863.8 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.6 years.
Stock Options
The following table summarizes the Company’s stock option activities under the 2008 Plan and 2017 Plan for the nine months ended September 30, 2023 (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	5,807	$72.79	7.1
Granted	532	72.42	—
Exercised	(600)	24.49	—
Forfeited and expired	(275)	150.60	—
Balance as of September 30, 2023	5,464	$74.16	6.9	$104,959

Options exercisable as of September 30, 2023	3,189	$55.67	5.6	$88,535
As of September 30, 2023, the Company had $80.0 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.4 years.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.
The following table shows the total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of revenue, platform	$368	$280	$1,056	$882
Cost of revenue, devices	810	815	2,426	1,819
Research and development	37,314	40,511	110,801	107,130
Sales and marketing	34,421	34,480	99,785	86,308
General and administrative	18,392	22,964	63,288	59,515
Total stock-based compensation	$91,305	$99,050	$277,356	$255,654

12. COMMITMENTS AND CONTINGENCIES
Manufacturing Purchase Commitments
The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of September 30, 2023, the Company had $137.0 million of non-cancelable purchase commitments for inventory.
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
As of September 30, 2023, the Company's total obligation for content was $320.2 million, of which the Company recorded $56.9 million in Current liabilities and $26.5 million in Other long-term liabilities in the condensed consolidated balance sheets. The remaining $236.8 million is not yet recognized on the condensed consolidated balance sheets as the content does not meet the criteria for asset recognition.
The expected timing of payments for these content obligations are as follows (in thousands):

Year Ending December 31,
2023 (remaining 3 months)	$73,951
2024	149,997
2025	60,442
2026	22,815
2027	9,455
Thereafter	3,587
Total content obligations	$320,247
Letters of Credit
As of September 30, 2023 and December 31, 2022, the Company had irrevocable letters of credit outstanding in the amount of $37.5 million and $37.7 million, respectively related to operating leases. The letters of credit have various expiration dates through 2030.
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
From time to time, the Company is subject to legal proceedings, claims, and investigations in the ordinary course of business, including claims relating to employee relations, business practices and patent infringement. The Company is involved in litigation matters not listed herein. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in are reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. During the three and nine months ended September 30, 2023 and 2022, the Company did not have any loss contingencies that were material.

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
13. INCOME TAXES
Income tax expense was $3.2 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively. Income tax expense was $8.4 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in income tax expense during the respective periods is primarily attributable to the changes in the mix of taxable earnings in the Company's domestic and foreign operations.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of September 30, 2023, management believes it is more likely than not that some deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. and certain foreign deferred tax assets.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Company considered the applicable tax law changes, and concluded that there was no impact to the Company’s tax provision for the three and nine months ended September 30, 2023. The Company will continue to evaluate the impact of these tax law changes on future periods.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net Loss	$(330,071)	$(122,183)	$(631,270)	$(260,810)
Denominator:
Weighted-average common shares outstanding — basic and diluted	141,877	138,571	141,087	136,997
Net loss per share — basic and diluted	$(2.33)	$(0.88)	$(4.47)	$(1.90)
For the three and nine months ended September 30, 2023, outstanding equity awards of 15.8 million shares of common stock are excluded from the calculation of diluted net loss per share because of their anti-dilutive effect.
For the three and nine months ended September 30, 2022, outstanding equity awards of 13.8 million shares of common stock are excluded from the calculation of diluted net loss per share because of their anti-dilutive effect.
15. SEGMENT INFORMATION
The Company is organized into two reportable segments as follows:
Platform
The platform segment generates revenue from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls).
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
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Platform segment revenue:
Customer I	13%	*	13%	*

Devices segment revenue:
Customer A	21%	*	12%	*
Customer B	16%	17%	15%	20%
Customer C	37%	34%	40%	34%
* Less than 10%
Revenue in international markets was less than 10% in each of the periods presented.

Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of
	September 30, 2023	December 31, 2022
United States	$542,854	$686,902
United Kingdom	114,512	127,538
Other countries	31,942	42,286
Total	$689,308	$856,726
The Company recorded impairment charges during the three and nine months ended September 30, 2023, for its operating lease right-of-use assets and property and equipment as part of its restructuring efforts. See Note 16 for details.
16. RESTRUCTURING
The Company began efforts to reduce its operating expense growth rate due to economic conditions in the fourth quarter of fiscal 2022. In November 2022, the Company recorded employee termination expenses, and an impairment charge related to the abandoned technology assets during the year ended December 31, 2022. In March 2023, the Company recorded employee termination expenses, facility exit costs and asset impairment charges related to the exit and abandonment of leased office facilities.
During the third quarter of 2023, the Company implemented additional measures including consolidating its office space utilization, performing a strategic review of its content portfolio, reducing outside services expenses, and slowing its year-over-year headcount expense growth rate through a workforce reduction and limiting new hires, among other measures. The Company recorded employee termination expenses consisting primarily of severance payments, employee benefits contributions, payroll taxes and related costs, accrued expenses and costs related to exiting certain office facilities and an impairment charge related to a decision to sub-lease and cease the use of certain office facilities and related property and equipment, and an impairment charge related to removing select licensed and produced content from The Roku Channel.
The restructuring charges for three and nine months ended September 30, 2023, are recorded as follows (in thousands):

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total
Cost of revenue, platform	$764	$1	$61,995	$62,760	$764	$1	$61,995	$62,760
Cost of revenue, devices	408	6	2,792	3,206	408	6	2,792	3,206
Research and development	17,736	1,462	75,442	94,640	31,039	1,462	75,442	107,943
Sales and marketing	22,013	319	59,679	82,011	29,300	319	59,679	89,298
General and administrative	9,445	67	30,919	40,431	14,230	1,670	35,257	51,157
Total restructuring charges	$50,366	$1,855	$230,827	$283,048	$75,741	$3,458	$235,165	$314,364
The asset impairment charges for the three months ended September 30, 2023 include $101.1 million of operating lease right-of-use assets impairment, $68.1 million of property and equipment impairment, and $61.6 million of content assets impairment. The asset impairment charges for the nine months ended September 30, 2023 include $104.9 million of operating lease right-of-use assets impairment, $68.7 million of property and equipment impairment and $61.6 million of content assets impairment.
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facility exit costs, which are included in Accrued liabilities in the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$422	$820	$1,242	$22,093	$—	$22,093
Restructuring charges incurred	50,366	1,855	52,221	75,741	3,458	79,199
Payments made	(3,128)	(1,180)	(4,308)	(50,174)	(1,963)	(52,137)
Ending balance	$47,660	$1,495	$49,155	$47,660	$1,495	$49,155

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
Overview
Our two reportable segments are the platform segment and the devices segment. Platform revenue is generated from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls).
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
During the three months ended September 30, 2023, as part of our continuing evaluation of our operations, we determined to implement additional measures to continue to bring down our year-over-year operating expense growth rate by consolidating our office space utilization, performing a strategic review of our content portfolio, reducing outside services expenses, and slowing our year-over-year headcount expense growth rate through a workforce reduction and limiting new hires, among other measures. We recorded a total restructuring charge of $283.0 million in the third quarter of 2023 as a result of these actions. See to Note 16 to the condensed consolidated financial statements for additional details.
Business Conditions and Macroeconomic Factors
Macroeconomic factors, such as increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, bank failures, labor disputes, the COVID-19 pandemic, global supply chain constraints, and geopolitical developments (such as the war in Ukraine), have had, and we believe will continue to have, an impact on our business and results of operations. For example, we believe advertising budgets in a variety of industries have been pressured by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced advertiser spending and has adversely affected our platform revenue. We believe rising inflation and recessionary fears also have led to a reduction in consumer discretionary spending, which has negatively impacted the demand for our products and services. The ongoing effects of macroeconomic conditions remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Item 1A, Risk Factors, and the Note Regarding Forward Looking Statements elsewhere in this Quarterly Report for additional details.
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
Our gross profit was $1,084.7 million and $1,076.7 million for the nine months ended September 30, 2023 and 2022, respectively, reflecting an increase of 1%.
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
We had 75.8 million and 65.4 million active accounts as of September 30, 2023 and 2022, respectively, reflecting an increase of 16%.
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
We streamed 26.7 billion and 21.9 billion hours during the three months ended September 30, 2023 and 2022, respectively, reflecting an increase of 22%.
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
ARPU was $41.03 as of September 30, 2023 as compared to $44.01 as of September 30, 2022, reflecting a decrease of 7%. This decrease was due to active account growth outpacing platform revenue growth.
Components of Results of Operations
Revenue
Platform Revenue
We generate platform revenue from sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls). Our digital advertising revenue is generated from the sale of ad inventory, which includes video ad inventory from AVOD content in The Roku Channel, native display ads on our home screen and screen saver, as well as ad inventory we obtain through our content distribution agreements with publishers. To supplement supply, we re-sell video ad inventory that we purchase from content publishers and, to a lesser extent, directly sell third-party ad inventory on a revenue share basis. To date, we have generated most of our platform revenue in the United States.

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
Other Income (Expense), Net
For the three and nine months ended September 30, 2023, and 2022, other income (expense), net consists of interest income on cash and cash equivalents, income recognized related to non-cash consideration associated with the delivery of services as part of a strategic commercial arrangement, foreign currency re-measurement, and transaction gains and losses, net change in the fair value of the Strategic Investment and interest expense related to our debt until the date of repayment.
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Revenue:
Platform	86%	88%	87%	88%
Devices	14%	12%	13%	12%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	45%	39%	43%	38%
Devices	15%	14%	14%	14%
Total cost of revenue	60%	53%	57%	52%
Gross Profit (Loss):
Platform	41%	49%	44%	50%
Devices	(1)%	(2)%	(1)%	(2)%
Total gross profit	40%	47%	43%	48%
Operating Expenses:
Research and development	31%	27%	28%	25%
Sales and marketing	34%	28%	31%	24%
General and administrative	14%	11%	12%	11%
Total operating expenses	79%	66%	71%	60%
Loss from Operations	(39)%	(19)%	(28)%	(12)%
Other Income (Expense), Net:
Interest expense	—%	—%	—%	—%
Other income, net	3%	3%	3%	1%
Total other income, net	3%	3%	3%	1%
Loss Before Income Taxes	(36)%	(16)%	(25)%	(11)%
Income tax expense	—%	—%	—%	—%
Net Loss	(36)%	(16)%	(25)%	(11)%
Comparison of Three and Nine Months Ended September 30, 2023 and September 30, 2022
Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Change $	Change %	September 30, 2023	September 30, 2022	Change $	Change %
(in thousands, except percentages)
Platform	$786,785	$667,217	$119,568	18%	$2,165,238	$1,980,180	$185,058	9%
Devices	125,233	94,156	31,077	33%	334,956	279,298	55,658	20%
Total net revenue	$912,018	$761,373	$150,645	20%	$2,500,194	$2,259,478	$240,716	11%
Platform
Platform revenue increased by $119.6 million, or 18%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was mainly due to an increase in revenue from content distribution services, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel, in addition to higher revenue from advertising.
Platform revenue increased by $185.1 million, or 9%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was mainly due to an increase in revenue from content distribution services, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel, which was offset by slightly lower revenue from advertising as a result of increased pressure from macroeconomic factors that strained spending in certain advertising verticals, including media and promotional spending, during the early months of fiscal 2023.
Devices
Devices revenue increased by $31.1 million, or 33%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in revenue was mainly due to the sale of Roku-branded TVs (introduced in March 2023) and smart home products (introduced in October 2022) in addition to higher revenue from sale of accessories and licensing arrangements with service operators, offset by lower revenue from sales of streaming players and audio products. During the three months ended September 30, 2023, the volume of streaming players sold decreased by 4% and the average selling price of streaming players increased by 2% as compared to the three months ended September 30, 2022.
Devices revenue increased by $55.7 million, or 20%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. $10.0 million of the increase was due to a change in estimated transaction price for a licensing arrangement with a service operator for which performance obligations were satisfied in prior periods and was recognized as revenue during the three months ended March 31, 2023. The remaining increase was due to higher revenue from Roku-branded TVs, smart home products, and accessories offset by lower revenue from sales of streaming players and audio products. The volume of streaming players sold decreased by 7% and the average selling price of streaming players decreased by 2% in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Cost of Revenue and Gross Profit

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Change $	Change %	September 30, 2023	September 30, 2022	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$408,554	$295,550	$113,004	38%	$1,057,151	$856,396	$200,755	23%
Devices	134,641	109,036	25,605	23%	358,352	326,339	32,013	10%
Total cost of revenue	$543,195	$404,586	$138,609	34%	$1,415,503	$1,182,735	$232,768	20%
Gross Profit (Loss):
Platform	$378,231	$371,667	$6,564	2%	$1,108,087	$1,123,784	$(15,697)	(1)%
Devices	(9,408)	(14,880)	5,472	(37)%	(23,396)	(47,041)	23,645	(50)%
Total gross profit	$368,823	$356,787	$12,036	3%	$1,084,691	$1,076,743	$7,948	1%
Platform
The cost of revenue, platform increased by $113.0 million, or 38%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in the cost of acquiring advertising inventory along with higher Premium Subscription costs, higher programming costs, and higher credit card processing fees offset by a decrease in amortization of content assets amounted to $51.6 million. During the three months ended September 30, 2023, we also recorded an impairment charge related to content assets of $61.6 million and other restructuring charges related to employee severance, facilities exit costs and impairment of operating lease right-of-use assets and property and equipment totaling to $1.2 million.
The cost of revenue, platform increased by $200.8 million, or 23%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was mainly due to higher cost of acquiring advertising inventory along with higher Premium Subscription costs, higher programming costs, higher content amortization and higher credit card processing fees amounting to $140.2 million. In addition, the impairment charge related to content assets was $61.6 million and other restructuring charges related to employee severance, facilities exit costs and impairment of operating lease right-of-use assets and property and equipment amounted to $1.2 million.
Devices
The cost of revenue, devices increased by $25.6 million, or 23%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was driven by higher manufacturing costs of $12.6 million, higher royalties of $6.9 million, higher inventory provision of $5.0 million, and restructuring charges that comprised of employee severance, facilities exit costs and asset impairments of $3.2 million, and other device related costs such as product warranties and overhead expense allocation of $1.9 million, offset by a decrease in freight expenses of $3.9 million. The increase in manufacturing costs was driven by the cost of Roku-branded TVs and smart home products that were introduced in the beginning of 2023.
The cost of revenue, devices increased by $32.0 million, or 10%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was driven by higher manufacturing costs of $18.3 million, higher royalties of $7.5 million, restructuring charges that comprised of employee severance, facilities exit costs and asset impairments of $3.2 million, and other device related costs such as product warranties and overhead expense allocation of $7.8 million, offset by lower inventory provision of $2.6 million and lower freight costs of $2.2 million. The increase in manufacturing costs was driven by the cost of Roku-branded TVs and smart home products that were sold during the period.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Change $	Change %	September 30, 2023	September 30, 2022	Change $	Change %
(in thousands, except percentages)
Research and development	$282,201	$207,608	$74,593	36%	$694,673	$568,243	$126,430	22%
Sales and marketing	307,694	209,364	98,330	47%	768,805	540,857	227,948	42%
General and administrative	128,717	86,804	41,913	48%	309,422	248,635	60,787	24%
Total operating expenses	$718,612	$503,776	$214,836	43%	$1,772,900	$1,357,735	$415,165	31%
Research and development
Research and development expenses increased by $74.6 million, or 36%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was mainly driven by restructuring charges of $94.6 million comprised of asset impairments, facilities exit costs, and employee severance, offset by lower personnel-related expenses of $17.2 million and lower consulting expenses of $3.0 million. The decrease in personnel-related and consulting expenses was a result of restructuring efforts that were implemented at the end of the last fiscal year and continued through 2023, as well as management of operating expenses.
Research and development expenses increased by $126.4 million, or 22%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was mainly driven by restructuring charges of $107.9 million comprised of asset impairments, facilities exit costs, and employee severance, in addition to higher personnel-related expenses of $13.7 million, as a result of higher stock-based compensation costs as well as an increase in average employee salaries, and higher office facilities and IT infrastructure expenses of $6.9 million, offset by lower consulting expenses of $2.8 million.
Sales and marketing
Sales and marketing expenses increased by $98.3 million, or 47%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was mainly due to higher marketing, retail and merchandising expenses of $24.7 million, restructuring charges of $82.0 million that comprised of asset impairments, facilities exit costs, and employee severance, and higher expenses related to office facilities and IT infrastructure of $3.2 million, offset by lower personnel-related costs of $8.6 million and lower consulting expenses of $2.0 million.
Sales and marketing expenses increased by $227.9 million, or 42%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was mainly due to higher marketing, retail and merchandising expenses of $109.7 million, restructuring charges of $89.3 million that comprised of asset impairments, facilities exit costs, and employee severance, higher personnel-related costs of $20.8 million as a result of higher stock-

based compensation and higher average salaries in sales and sales support, product management, marketing, and business analytics, and higher expenses related to office facilities and IT infrastructure of $11.0 million, offset by slightly lower consulting expense of $1.4 million.
General and administrative
General and administrative expenses increased by $41.9 million, or 48%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was mainly due to restructuring charges of $40.4 million that were comprised of asset impairments, facilities exit costs, and employee severance, and higher general and administrative expenses of $1.0 million.
General and administrative expenses increased by $60.8 million, or 24%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was mainly driven by restructuring charges of $51.2 million that were comprised of asset impairments, facilities exit costs, and employee severance, higher personnel-related expenses of $11.2 million, higher general and administrative expenses such as travel and bad debt expenses of $4.7 million offset by a reduction of $8.4 million in legal, consulting and professional services expenses.
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Change $	Change %	September 30, 2023	September 30, 2022	Change $	Change %
(in thousands, except percentages)
Interest expense	$(10)	$(1,157)	$1,147	(99)%	$(695)	$(3,273)	$2,578	(79)%
Other income (expense), net	22,912	27,914	(5,002)	(18)%	66,012	30,152	35,860	119%
Total other income, net	$22,902	$26,757	$(3,855)	(14)%	$65,317	$26,879	$38,438	143%
Total other income, net, decreased $3.9 million, or 14%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily driven by reversal of foreign exchange gains compared to the three months ended September 30, 2022 of $15.4 million due to fluctuations in exchange rates, and lower other income of $2.4 million, offset by an increase in interest income of $12.7 million from higher interest rates on our cash balances, and a reduction in interest expense of $1.1 million as the Credit Facility was fully repaid in February 2023.
Total other income, net, increased $38.4 million, or 143%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily driven by an increase in interest income of $47.8 million from higher interest rates on our cash balances, and a reduction in interest expense of $2.6 million as the Credit Facility was fully repaid in February 2023, offset by reversal of foreign exchanges gains compared to the nine months ended September 30, 2022 of $15.1 million due to fluctuation in exchange rates.
Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Change $	Change %	September 30, 2023	September 30, 2022	Change $	Change %
(in thousands, except percentages)
Income tax expense	$3,184	$1,951	$1,233	63%	$8,378	$6,697	$1,681	25%
Income tax expense increased by $1.2 million, or 63%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and was primarily driven by increased income in foreign jurisdictions.
Income tax expense increased by $1.7 million, or 25%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 and was primarily driven by increased income in foreign jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. We considered the applicable tax law changes, and there is no impact to our tax provision for the three and nine months ended September 30, 2023. We will continue to evaluate the impact of these tax law changes on future periods.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $2,003.4 million. Less than 4% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations. In February 2023, we fully repaid the outstanding balance and satisfied all debt obligations under the Credit Facility (see Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information).
Our primary sources of cash are receipts from platform and devices revenue. The primary uses of cash are costs of revenue including costs to acquire advertising inventory, costs to license and produce content, third-party manufacturing costs for our products, as well as operating expenses including payroll-related expenses including employee termination payments, consulting and professional service fees, facility expenses, and marketing expenses. Other uses of cash include purchases of property and equipment and mergers and acquisitions.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$239,529	$4,442
Cash flows used in investing activities	$(89,099)	$(136,318)
Cash flows provided by (used in) financing activities	$(65,301)	$10,092
Cash Flows from Operating Activities
Our operating activities provided cash of $239.5 million for the nine months ended September 30, 2023. Our net loss of $631.3 million for the nine months ended September 30, 2023 was adjusted by non-cash charges of $766.3 million comprised mainly of stock-based compensation, amortization of content assets, depreciation and amortization of property and equipment and intangible assets, amortization of operating right-of-use assets, impairment of assets as part of restructuring charges, and change in fair value of the Strategic Investment. The changes in our operating assets and liabilities provided cash of $104.5 million, mainly due to an increase in accounts payable and accrued liabilities due to timing of payments, a decrease in accounts receivable from collections during the period, a decrease in prepaid expenses and other long-term assets, and an increase in deferred revenue. This is offset by payments made to acquire content, payments made for operating leases liabilities, and other long-term liabilities.
Cash Flows from Investing Activities
Our investing activities for the nine months ended September 30, 2023 included cash outflows of $89.1 million consisting of purchases of property and equipment and expenditures related to expansion of our office facilities of $79.1 million and additional investment in the Strategic Investment of $10.0 million.
Cash Flows from Financing Activities
Our financing activities used cash of $65.3 million for the nine months ended September 30, 2023. The cash outflow related primarily to the repayment of $80.0 million of our Credit Facility that became due in February 2023 offset by $14.7 million received from proceeds from the exercise of employee stock options.
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of September 30, 2023 consisted of:
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
•Operating lease liabilities that are included in our condensed consolidated balance sheets and liabilities related to the lease arrangements that have not yet commenced. For additional information regarding our lease liabilities, see Note 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Our restructuring efforts to consolidate office space did not materially change our operating lease obligations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points would impact our interest income by an additional $20.4 million.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•the acceptance and growth of connected TV advertising and advertising platforms;
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
•our use of open-source software;
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
Risks Related to Our Business and Industry
The TV streaming industry is highly competitive and many companies, including large technology companies, content owners and aggregators, TV brands, and service operators, are actively focusing on this industry. If we fail to differentiate ourselves and compete successfully with these companies, it will be difficult for us to attract and retain users and our business will be harmed.*
The TV streaming industry is highly competitive and global. Our success depends in part on attracting users to and retaining users on, and the effective monetization of, our streaming platform. To attract and retain users, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer our users access to the content they love on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content publishers, and advertisers. We also must effectively support popular sources of streaming content that are available on our platform, such as Amazon Prime Video, Disney+, Hulu, Max, Netflix, and YouTube. And we must respond rapidly to actual and anticipated market trends in the TV streaming industry.
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
Our future growth depends on the acceptance and growth of connected TV (“CTV”) advertising and CTV advertising platforms.*
We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, including social media and other digital platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. For example, Netflix, Disney+, and Amazon Prime Video have launched or announced the launch of ad-supported tiers in their streaming services, which may further increase competition for streaming advertising revenue. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increasing our advertising inventory, and maintaining a strong advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and would harm our business.
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as traditional TV, radio, and print, and to advertising through social media and other digital platforms. The future growth of our business depends on the growth of CTV advertising and on advertisers increasing their spending on advertising on our platform. Although traditional TV advertisers have shown growing interest in CTV advertising, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising or shift their advertising spending to social media and other digital platforms (rather than to us). In addition, if we are unable to compete with social media and other digital platforms to win business from advertisers and agencies who have traditionally advertised on these platforms, such as direct-to-consumer and small or medium-sized businesses, our ability to grow our business may be limited. If advertisers, or their agency relationships, do not perceive meaningful benefits of CTV advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.
Finally, there is political pressure in some countries to limit CTV advertising (including limiting the advertising that may be shown to viewers of children’s content) or impose local content requirements on CTV services, which could pose a threat to our services.
We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.*
Our business model depends on our ability to generate platform revenue from advertisers and content publishers. We generate platform revenue primarily from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls). As such, we are seeking to expand the number of active accounts and increase the number of hours that are streamed across our platform in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of streaming hours, however, does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed or every user on our platform. Moreover, streaming hours on our platform are measured whenever a Roku streaming device is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep and does not stop or pause the player, then the particular streaming channel may continue to play content for a period of time determined by the streaming channel. We believe that this also occurs across a wide variety of non-Roku streaming devices and other set-top boxes. Since the first quarter of 2020, all Roku devices include a Roku OS feature that is designed to identify when content has been continuously streaming on a channel for an extended period of time without user interaction. This feature periodically prompts the user to confirm that they are still watching the selected channel and closes the channel if the user does not respond affirmatively. Some of our leading channel partners, including Netflix, also have similar features within their channels.

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
Through our OneView ad platform, advertisers and advertising agencies can programmatically purchase and manage their CTV, desktop and mobile advertising campaigns. OneView leverages the demand-side platform developed by dataxu, which we acquired in November 2019, and integrates the reach, inventory, and capabilities of our proprietary advertising products and services. The market for programmatic CTV ad buying is an emerging market, and our current and potential advertisers and advertising agencies may not shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic CTV ad buying deteriorates or develops more slowly than we expect, advertisers and advertising agencies may not use OneView or we may not attract prospective advertisers or advertising agencies to OneView, and our business could be harmed. In addition, if OneView does not have the functionality or services expected by advertisers or advertising agencies, we may not be able to attract their advertising spend to OneView, or our existing customers may not maintain or increase their spend on OneView. Moreover, our ownership of OneView may negatively impact the ability of OneView to purchase advertising on non-Roku platforms. If we fail to adapt to our rapidly changing industry or to our customers’ evolving needs, advertisers and advertising agencies will not adopt OneView, and our business may be harmed. We also may not be able to compete effectively with more established demand-side platforms or be able to adapt to changes or trends in programmatic CTV advertising, which would harm our ability to grow our advertising revenue and harm our business.
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
We depend on a small number of content publishers for a majority of our streaming hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content publishers have accounted for a significant portion of the hours streamed on our platform. In the three months ended September 30, 2023, the top three streaming services represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing channels that have historically streamed a large percentage of the aggregate streaming hours on our platform, our streaming hours, our active accounts, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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
We also sell certain products directly through our website and internationally through distributors and retailers such as Coppel in Mexico, Magazine Luiza in Brazil, and MediaMarkt in Germany. As we have only recently expanded to certain international markets, we may not have established a strong reputation or relationships with retailers for those markets as compared to our sales channels in the United States or our competitors in international markets. Amazon, Best Buy, and Walmart in total accounted for 74% and 60% of our devices revenue for the three months ended September 30, 2023 and September 30, 2022, respectively.
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
We must continue to innovate and develop new and existing products and services to remain competitive, and new products and services expose our business to new risks.*
We must continually innovate and improve our products and services and develop new products and services to meet changing consumer demands. In particular, we recently introduced Roku Select and Roku Plus Series TVs (a new line of Roku-branded TVs that are designed, made, and sold by us) and Roku smart home products (including indoor and outdoor cameras, video doorbells, smart lighting, smart plugs, and home monitoring products) and related services. The introduction of a new product or service is a complex task, involving significant expenditures in research and development, promotion, and sales channel development, and can expose our business to new risks. The introduction of new products and services or changes to our existing products and services may result in new or enhanced governmental or regulatory scrutiny, new litigation or claims, or other complications that could adversely affect our business, reputation, or financial results. For example, we have faced and may continue to face new intellectual property infringement claims related to new products and services we have introduced. In addition, our entrance into entirely new lines of business beyond our historical core business of TV streaming and advertising, such as our launch of Roku smart home products (including home monitoring products) and shoppable ads that allow users to purchase advertised products and services directly from their Roku devices, may change our risk profile and subject us to risks that differ from the risks we face as a result of our historical TV streaming business. In particular, the provision of home monitoring services is a highly regulated industry where various licensing requirements may apply in each jurisdiction where such services are offered.
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
In addition, our contract manufacturers’ facilities, and the facilities of our contract manufacturers’ suppliers, are located in various geographic areas that may be subject to political, economic, labor, trade, public health, social, and legal uncertainties, including Taiwan, Vietnam, China, and Brazil, and such uncertainties may harm or disrupt our relationships with these parties or their ability to perform. For example, if the tensions between Taiwan and China escalate and impact the operations of our contract manufacturers and their Taiwanese suppliers, our supply chain and our business could be adversely affected. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and trade restrictions on exports or imports.
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

Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain prior quarters, we may continue to incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of September 30, 2023, we had an accumulated deficit of $1,219.3 million. We generally expect our operating expenses to increase in the future as we continue to expand our operations and invest in growth and new areas, although we expect operating expense year-over-year growth to significantly decline over the course of 2023.
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
•the addition or removal of content or channels from our platform;
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
Our gross margins vary across our devices and platform offerings. Our devices segment (which generates revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories, as well as revenue from licensing arrangements with service operators and licensed Roku TV brand partners) has lower gross margins compared to our platform segment (which generates revenue from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and content distribution services (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded channel buttons on remote controls)). Gross margins on our streaming players, audio products, and smart home products vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations.
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

We have previously undertaken restructuring plans to adjust our investment priorities and manage our operating expenses, and we may do so again in the future. For example, in September 2023, we approved measures to continue to lower our year-over-year operating expense growth rate by consolidating our office space utilization, performing a strategic review of our content portfolio, reducing outside services expenses, and slowing our year-over-year headcount expense growth rate through a workforce reduction and limiting new hires, among other measures. We have incurred, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives, and there can be no assurance that any restructuring plans and initiatives will be successful. Any restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
•unstable political and economic conditions, social unrest, or economic instability, whatever the cause, including due to pandemics, natural disasters, wars, terrorist activity, foreign invasions (such as the Russian invasion of Ukraine and the Israel-Hamas war), tariffs, trade disputes, local or global recessions, diplomatic or economic tensions (such as the tension between China and Taiwan), long-term environmental risks, or climate change;
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
Given the seasonal nature of advertising and our product sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, reductions in consumer discretionary spending, curtailed advertising spending, disruptions in our supply or distribution chains, tariffs or other restrictions on trade, shipping or air freight delays, or for any other reason, would cause our full year results of operations to suffer significantly. For example, macroeconomic uncertainties and inflationary pressures negatively affected consumer electronics sales during the holiday season in 2022. In addition, delays or disruptions at U.S. ports of entry have in the past, and may in the future, adversely affect our or our licensed Roku TV partners’ ability to timely deliver products to retailers during holiday seasons.
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
Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology. Ransomware or other cybersecurity attacks affecting our third-party vendors also may impact our ability to operate our business, such as when our information technology or human resources vendors experience an outage of their systems, which renders services to downstream customers unavailable. Additionally, our third-party vendors or business partners’ information technology systems, or hardware/software provided by such third parties for use in our information technology systems, may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships. Open source software, which may be incorporated into our systems or products, inherently presents a large attack surface and may contain vulnerabilities of which we are not aware and which we cannot control or fully mitigate. We cannot assure you that we will not be impacted by ransomware, cybersecurity attacks, or other vulnerabilities in the future.
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
Privacy and consumer rights groups and government bodies (including the U.S. Federal Trade Commission (“FTC”), state attorneys general, the European Commission, European and UK data protection authorities, and the Brazilian national data protection authority), have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and personal information collected through the internet, and we expect such scrutiny to continue to increase. The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that could significantly restrict industry participants’ ability to collect, use, and share personal information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies or collect categories of personal information deemed sensitive. For example, the EU General Data Protection Regulation (“GDPR”) imposes detailed requirements related to the collection, storage, and use of personal information related to people located in the EU (or which is processed in the context of EU operations) and places data protection obligations and restrictions on organizations, and may require us to make further changes to our policies and procedures in the future beyond what we have already done. In addition, in the wake of the United Kingdom’s withdrawal from the EU (“Brexit”), the United Kingdom has adopted a framework similar to the GDPR. The EU has recently confirmed that the UK data protection framework as being “adequate” to receive EU personal data. We are monitoring recent developments regarding amendments to the UK data protection framework and the impact this may have on our business.
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
For example, effective October 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to require, among other things, that certain businesses provide a designated request address to intake requests from consumers to opt out of the sale of their personal data. Effective January 2020, the California Consumer Privacy Act (“CCPA”) gives California residents certain rights with respect to their personal information, such as rights to access, and require deletion of, their personal information, opt out of the sale of their personal information, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023 (with a “look-back” to January 1, 2022), builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate consumer privacy issues. In recent years, states including Colorado, Connecticut, Virginia, Iowa, Indiana, Montana, Tennessee, Texas, Utah, Oregon, and Florida have adopted laws introducing new privacy obligations for which we may need to take additional steps to comply.

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
As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) or the United Kingdom to the United States. After a period of uncertainty concerning certain mechanisms for data transfers to the United States, on July 10, 2023, the European Commission adopted an adequacy decision concerning a new framework for data transfers from the EEA to the United States, known as the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). That decision recognizes that the United States ensures an adequate level of protection for personal data transferred from the EEA to organizations participating in the EU-U.S. DPF. The United Kingdom has made a similar determination, providing a means by which data transfers may take place between the U.S. and the United Kingdom. That framework is known as the UK Extension to the EU-U.S. DPF, and it went into effect on October 12, 2023. Roku is currently evaluating participation in the EU-U.S. DPF and the UK Extension.
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
Our use of open-source software could impose limitations on our ability to commercialize our products and our streaming platform or could result in public disclosure of competitively sensitive trade secrets.
We incorporate open-source software in our proprietary software. From time to time, companies that have incorporated open-source software into their products and services have faced claims challenging the ownership of certain open-source software or compliance with open-source software license terms. Therefore, we could be subject to similar suits by parties claiming ownership of what we believe to be open-source software or our noncompliance with the open-source software license terms.
Although we have processes and procedures designed to help monitor our use of open-source software, these processes and procedures may not be followed appropriately or may fail to identify risks. Additionally, the terms of many open-source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our products or technology or impose unanticipated obligations that could require the disclosure of trade secrets. In such event, we could be required to make portions of our proprietary software generally available under similar open-source software license terms to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our products, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business.
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
Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.*
Occurrence of any catastrophic event, including an earthquake, flood, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cyber attack, war or foreign invasion (such as the Russian invasion of Ukraine and the Israel-Hamas war), terrorist attack, medical epidemic or pandemic (such as the COVID-19 pandemic), government shutdown orders, other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations or result in disruptions in the broader global economic environment. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.
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
In addition, in 2019, the FTC initiated a review of its rules implementing the Children’s Online Privacy Protection Act (“COPPA”), which limits the collection by operators of online services of personal information from children under the age of 13. The review has not been concluded and could result in broadening the applicability of COPPA, including the types of information that are subject to these regulations. There have also been proposals in the U.S. Congress to amend and expand COPPA. Changes to the COPPA legislation or rules could limit the information that we or our content publishers and advertisers may collect and use and the content of advertisements in relation to certain channel partner content. The CPRA and certain other state privacy laws also impose certain opt in and opt out requirements before certain information about minors can be collected. California also has adopted a new law known as the Age Appropriate Design Code Act, which has a stated purpose of protecting “the wellbeing, data, and privacy of children using online platforms.” A federal district court in California recently granted a preliminary injunction preventing that law from going into effect during the pendency of litigation challenging it on constitutional grounds. At the same time, since adoption of the California law, similar legislation has been introduced for consideration in at least ten states in the United States. The EU and many of its member states, among other jurisdictions, also have rules that limit processing of personal data, including children’s data, and that impose specific requirements intended to protect children online. We and our content publishers and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, children’s online protection, or similar laws.
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
U.S. or international rules (or the absence of rules) that permit internet access network operators to degrade users’ internet speeds or limit internet data consumption by users, including unreasonable discrimination in the provision of broadband internet access services, could harm our business.*

Our products and services depend on the ability of our users to access the internet. Laws, regulations, or court rulings that adversely affect the popularity or growth in use of the internet, including decisions that undermine open and neutrally administered internet access, or that disincentivize internet access network operators’ willingness to invest in upgrades and maintenance of their equipment, could decrease customer demand for our service offerings, may impose additional burdens on us, or could cause us to incur additional expenses or alter our business model. Some jurisdictions have adopted regulations governing the provision of internet access service. Substantial uncertainty exists in the United States and elsewhere regarding such provisions. For example, in 2015, the FCC adopted open internet rules to prevent internet access network operators from unreasonably restricting, blocking, degrading, or charging for access to certain products and services offered by us and our content partners. In 2018, the FCC repealed most of those rules. The Chairwoman of the FCC recently announced plans to attempt to restore the 2015 open internet rules and re-establish the FCC’s role in overseeing broadband providers, although some representatives of broadband providers have already stated that they may challenge such a decision in court.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of September 30, 2023, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.3% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2023, each of the following officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Adopt	September 13, 2023	X		600,000	June 7, 2024
Dan Jedda (Chief Financial Officer)	Adopt	September 12, 2023	X		13,500	September 12, 2024
Gil Fuchsberg (Senior Vice President, Corporate Development & Strategic Planning )	Adopt	September 15, 2023	X		6,000	December 13, 2024
Mustafa Ozgen (President, Devices)	Adopt	September 14, 2023	X		31,340	December 13, 2024
___________________
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Trading arrangement adopted by the Wood Revocable Trust, of which Mr. Wood and his spouse are co-trustees.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
10.1	Roku, Inc. Amended and Restated Severance Benefit Plan					X
10.2	Employment Contract, by and between Roku DX UK Ltd and Gidon Katz, dated August 9, 2023	8-K	001-38211	10.1	8/11/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.
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

Roku, Inc.

Date: November 2, 2023	By:	/s/ Anthony Wood
Anthony Wood
Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2023	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)