Form 10-Q
period 2024-03-31
ROKU, INC
filed 2024-04-26
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2024, the registrant had 126,833,602 shares of Class A common stock, $0.0001 par value per share, and 17,331,064 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

GLOSSARY OF SELECTED TERMS
As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless the context otherwise requires, references to the following terms have the respective meaning as defined below.
Active Accounts: See Streaming Households.
Ad-supported Video on Demand (AVOD): Streaming content supported by advertising that does not charge a fee to the viewer.
Apps: Primarily refers to the direct-to-consumer streaming applications on the Roku platform (e.g., The Roku Channel or Netflix). We also use “apps” to refer to mobile applications (such as our Roku Smart Home app).
Average Revenue per User (ARPU): Platform revenue for the trailing four quarters divided by the average of the number of Streaming Households at the end of the current period and the end of the corresponding period in the prior year. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics, in this Quarterly Report for additional detail.
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
Roku Pay: Our payments and billing service that handles method of payment, account information, and billing for the associated Streaming Household. Roku Pay enables content publishers to provide users with quick and easy purchases on the Roku platform without having to enter their payment information. It also enables users to easily sign up for subscription-based streaming apps (on those that have Roku Pay enabled).
Roku TV models: TVs powered by the Roku OS that are made and sold by our licensed Roku TV partners.
Streaming: The distribution of video, music, or other media content via the internet.
Streaming device: Any device that enables streaming. For Roku, this encompasses Roku streaming players, Roku TV models, and Roku-branded TVs.
Streaming Hours: The aggregate amount of time streaming devices stream content on Roku’s streaming platform in a given period. See Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics, in this Quarterly Report for additional detail.
Streaming Households (previously Active Accounts): The number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. Prior to this Quarterly Report, we referred to “Streaming Households” as “Active Accounts.” While we have changed this term to better reflect the nature of our business, we calculate it using the same methodology that we used to calculate “Active Accounts.” See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics, in this Quarterly Report for additional detail.
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
The Roku Channel: Roku’s owned and operated streaming service. The Roku Channel aggregates three types of content—AVOD, FAST, and Premium Subscriptions—within The Roku Channel app and through viewing experiences integrated throughout the Roku platform (e.g., Live TV on the Roku Home Screen Menu).
ii

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts in this Quarterly Report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “design,” “developing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” “target,” or the negative of these terms or other similar expressions. We caution you that the foregoing may not encompass all of the forward-looking statements made in this Quarterly Report.
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
•our ability to address potential and actual cybersecurity incidents and system failures involving our products, systems, and operations;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to obtain financing on favorable terms, or at all;
•our ability to manage the selling prices of our products to increase Streaming Households; and
•our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally, including compliance with privacy and data protection regulations.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$2,055,728	$2,025,891
Accounts receivable, net of allowances of $26,161 and $34,127 as of	716,727	816,337
March 31, 2024 and December 31, 2023, respectively
Inventories	94,531	92,129
Prepaid expenses and other current assets	129,144	138,585
Total current assets	2,996,130	3,072,942
Property and equipment, net	251,487	264,556
Operating lease right-of-use assets	358,105	371,444
Content assets, net	249,526	257,395
Intangible assets, net	38,076	41,753
Goodwill	161,519	161,519
Other non-current assets	96,912	92,183
Total Assets	$4,151,755	$4,261,792
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$385,656	$385,330
Accrued liabilities	672,440	788,040
Deferred revenue, current portion	101,650	102,157
Total current liabilities	1,159,746	1,275,527
Deferred revenue, non-current portion	23,491	24,572
Operating lease liability, non-current portion	568,627	586,174
Other long-term liabilities	44,062	49,186
Total Liabilities	1,795,926	1,935,459
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.0001 par value	14	14
Additional paid-in capital	3,704,435	3,623,747
Accumulated other comprehensive income (loss)	(178)	159
Accumulated deficit	(1,348,442)	(1,297,587)
Total stockholders’ equity	2,355,829	2,326,333
Total Liabilities and Stockholders’ Equity	$4,151,755	$4,261,792
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Revenue:
Platform	$754,935	$634,618
Devices	126,534	106,372
Total net revenue	881,469	740,990
Cost of Revenue:
Platform	360,566	300,587
Devices	132,612	102,806
Total cost of revenue	493,178	403,393
Gross Profit (Loss):
Platform	394,369	334,031
Devices	(6,078)	3,566
Total gross profit	388,291	337,597
Operating Expenses:
Research and development	180,459	220,085
Sales and marketing	202,124	233,919
General and administrative	77,744	96,053
Total operating expenses	460,327	550,057
Loss from Operations	(72,036)	(212,460)
Other Income (Expense), Net:
Interest expense	(10)	(681)
Other income, net	25,956	23,101
Total other income, net	25,946	22,420
Loss Before Income Taxes	(46,090)	(190,040)
Income tax expense	4,765	3,564
Net Loss	$(50,855)	$(193,604)

Net loss per share — basic and diluted	$(0.35)	$(1.38)

Weighted-average common shares outstanding — basic and diluted	143,751	140,333
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Loss	$(50,855)	$(193,604)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(337)	327
Comprehensive Loss	$(51,192)	$(193,277)
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2024	Shares	Amount
Balance—December 31, 2023	143,502	$14	$3,623,747	$159	$(1,297,587)	$2,326,333
Issuance of common stock pursuant to equity incentive plans	1,013	—	8,262	—	—	8,262
Stock-based compensation expense	—	—	94,632	—	—	94,632
Shares withheld for taxes related to net share settlement of equity awards	(350)	—	(22,206)	—	—	(22,206)
Foreign currency translation adjustment	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(50,855)	(50,855)
Balance-March 31, 2024	144,165	$14	$3,704,435	$(178)	$(1,348,442)	$2,355,829

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2023	Shares	Amount
Balance—December 31, 2022	140,027	$14	$3,234,860	$(292)	$(588,026)	$2,646,556
Issuance of common stock pursuant to equity incentive plans	758	—	891	—	—	891
Stock-based compensation expense	—	—	96,472	—	—	96,472
Foreign currency translation adjustment	—	—	—	327	—	327
Net loss	—	—	—	—	(193,604)	(193,604)
Balance-March 31, 2023	140,785	$14	$3,332,223	$35	$(781,630)	$2,550,642
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net Loss	$(50,855)	$(193,604)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	16,473	15,636
Stock-based compensation expense	94,632	96,472
Amortization of right-of-use assets	11,876	15,301
Amortization of content assets	47,891	49,402
Foreign currency remeasurement (gains) losses	997	1,395
Change in fair value of the Strategic Investment	(574)	(3,210)
Impairment of assets	851	4,338
Provision for (recoveries of) doubtful accounts	(7)	1,890
Other items, net	(748)	(24)
Changes in operating assets and liabilities:
Accounts receivable	99,500	55,608
Inventories	(2,402)	(2,491)
Prepaid expenses and other current assets	6,665	4,964
Content assets and liabilities, net	(50,059)	(55,539)
Other non-current assets	(4,763)	4,008
Accounts payable	919	(60,055)
Accrued liabilities	(109,591)	(92,504)
Operating lease liabilities	(12,704)	(1,597)
Other long-term liabilities	170	(91)
Deferred revenue	(1,588)	6,689
Net cash provided by (used in) operating activities	46,683	(153,412)
Cash flows from investing activities:
Purchases of property and equipment	(672)	(54,243)
Purchase of Strategic Investment	—	(5,000)
Net cash used in investing activities	(672)	(59,243)
Cash flows from financing activities:
Repayments of borrowings	—	(80,000)
Proceeds from equity issued under incentive plans	8,262	891
Taxes paid related to net share settlement of equity awards	(22,206)	—
Net cash used in financing activities	(13,944)	(79,109)
Net increase (decrease) in cash, cash equivalents and restricted cash	32,067	(291,764)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,230)	573
Cash, cash equivalents and restricted cash —beginning of period	2,066,604	1,961,956
Cash, cash equivalents and restricted cash —end of period	$2,096,441	$1,670,765

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,055,728	$1,630,052
Restricted cash, current	40,713	40,713
Cash, cash equivalents and restricted cash —end of period	$2,096,441	$1,670,765
Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$867
Cash paid for income taxes	$2,144	$1,452
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$86	$10,492
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024 (the “Annual Report”).
The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
The Company’s restricted cash balance as of March 31, 2024 is $40.7 million and is included in Prepaid expenses and other current assets in the condensed consolidated balance sheets. It is used to secure outstanding letters of credit related to operating leases for office facilities. See Note 11 to the condensed consolidated financial statements for additional details.
The Company maintains its cash, cash equivalent, and restricted cash balances with high credit quality financial institutions and continuously monitors the amount of exposure to any one institution and diversifies as necessary in order to minimize its concentration risk. Such balances often exceed regulated insured limits.
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
Allowance for Sales Returns: Allowance for sales returns consisted of the following activities (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$7,808	$7,417
Add: Charged to revenue	3,608	2,889
Less: Utilization of sales return reserve	(4,650)	(4,461)
Ending balance	$6,766	$5,845
Allowance for Sales Incentives: Allowance for sales incentives consisted of the following activities (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$23,024	$28,903
Add: Charged to revenue	23,261	10,556
Less: Utilization of sales incentive reserve	(29,765)	(27,787)
Ending balance	$16,520	$11,672
Allowance for Doubtful Accounts: Allowance for doubtful accounts consisted of the following activities (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$2,213	$3,498
Provision for (recoveries of) doubtful accounts	(7)	1,890
Adjustments for write-off	(550)	(882)
Ending balance	$1,656	$4,506
The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of March 31, 2024 and December 31, 2023.

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
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 14.
The contract balances include the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accounts receivable, net	$716,727	$816,337
Contract assets (included in Prepaid expenses and other current assets)	4,467	17,964

Deferred revenue, current portion	$101,650	$102,157
Deferred revenue, non-current portion	23,491	24,572
Total Deferred revenue	$125,141	$126,729
Accounts receivable are recorded at the amount invoiced, net of allowances for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $13.5 million during the three months ended March 31, 2024 due to the timing of billing to customers.
Total deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Total deferred revenue decreased by $1.6 million during the three months ended March 31, 2024 primarily due to the timing of fulfillment of performance obligations.
Revenue recognized during the three months ended March 31, 2024, from amounts included in total deferred revenue as of December 31, 2023, was $67.3 million. Revenue recognized during the three months ended March 31, 2023, from amounts included in total deferred revenue as of December 31, 2022, was $55.5 million.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $1,030.9 million as of March 31, 2024 of which the Company expects to recognize approximately 48% over the next 12 months and the remainder thereafter.
The Company did not recognize any material revenue during the three months ended March 31, 2024, and recognized $19.5 million during the three months ended March 31, 2023, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.
No customer accounted for more than 10% of the total revenue for the three months ended March 31, 2024. Customer I accounted 12% of the Company’s total net revenue during the three months ended March 31, 2023.

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Company’s platform segment.
Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(52,039)	$21,328	5.9
Customer relationships	14,100	(14,100)	—	—
Tradename	20,400	(6,466)	13,934	9.8
Patents	4,076	(1,262)	2,814	14.0
Total Intangible assets	$111,943	$(73,867)	$38,076	6.7

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(49,087)	$24,280	5.9
Customer relationships	14,100	(13,948)	152	4.0
Tradename	20,400	(5,966)	14,434	9.8
Patents	4,076	(1,189)	2,887	14.0
Total Intangible assets	$111,943	$(70,190)	$41,753	6.7
The Company recorded amortization expense of $3.7 million and $4.4 million for intangible assets during the three months ended March 31, 2024 and 2023, respectively.
The Company recorded amortization of developed technology in Cost of revenue, platform for the three months ended March 31, 2024, and in Cost of revenue, platform and Research and development expenses for the three months ended March 31, 2023. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses and amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.
As of March 31, 2024, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2024 (remaining 9 months)	$10,575
2025	12,533
2026	4,074
2027	2,737
2028	2,291
Thereafter	5,866
Total	$38,076

5. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accounts receivable, gross	$742,888	$850,464
Less: Allowances
Allowance for sales returns	6,766	7,808
Allowance for sales incentives	16,520	23,024
Allowance for doubtful accounts	1,656	2,213
Other allowances	1,219	1,082
Total allowances	26,161	34,127
Accounts receivable, net	$716,727	$816,337
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Computers and equipment	$51,279	$51,320
Leasehold improvements	290,346	292,418
Internal-use software	5,916	6,980
Office equipment and furniture	36,813	36,900
Property and equipment, gross	384,354	387,618
Less: Accumulated depreciation and amortization	(132,867)	(123,062)
Property and equipment, net	$251,487	$264,556
Depreciation and amortization expense for property and equipment assets for the three months ended March 31, 2024 and 2023 was $12.8 million and $11.2 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company recognized an impairment charge of $0.5 million and $0.5 million, respectively, related to property and equipment associated with the leased office facilities that are part of its restructuring efforts. See Note 15 to the condensed consolidated financial statements for additional details.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Payments due to content partners	$243,994	$239,196
Accrued cost of revenue	124,818	147,875
Marketing, retail, and merchandising expenses	54,283	147,853
Operating lease liability, current	71,076	68,099
Content liability, current	45,282	54,319
Other accrued expenses	132,987	130,698
Total Accrued liabilities	$672,440	$788,040

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Platform, current	$70,561	$66,636
Devices, current	31,089	35,521
Total deferred revenue, current	101,650	102,157
Platform, non-current	625	625
Devices, non-current	22,866	23,947
Total deferred revenue, non-current	23,491	24,572
Total Deferred revenue	$125,141	$126,729
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Content liability, non-current	$20,284	$24,115
Other long-term liabilities	23,778	25,071
Total Other long-term liabilities	$44,062	$49,186
6. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Licensed content, net and advances	$145,923	$148,777
Produced content:
Released, less amortization	59,452	77,951
Completed, not released	25,359	11,235
In production	34,804	38,275
Total produced content, net	119,615	127,461
Total Content assets, net and advances	$265,538	$276,238

Current portion (included in Prepaid expenses and other current assets)	$16,012	$18,843
Non-current portion	$249,526	$257,395
Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Licensed content	$37,001	$42,588
Produced content	10,890	6,814
Total amortization costs	$47,891	$49,402

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

As of March 31, 2024
Date of Investment	Amount of Investment	Date of Maturity
June 15, 2022	$40,000	June 15, 2025
March 23, 2023	$5,000	March 23, 2026
May 23, 2023	$5,000	May 23, 2026
The Strategic Investment contains certain redemption features that meet the definition of embedded derivatives and require bifurcation. The Company elected to apply the fair value option and account for the hybrid instrument containing the host contract and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value included in Other income (expense), net in the condensed consolidated statements of operations. See Note 8 to the condensed consolidated financial statements for additional details on the fair value of the Strategic Investment.
8. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2024			As of December 31, 2023
	Fair Value	Level 1	Level 3	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$570,464	$570,464	$—	$594,493	$594,493	$—
Money market funds	1,485,264	1,485,264	—	1,431,398	1,431,398	—
Restricted cash, current	40,713	40,713	—	40,713	40,713	—
Other non-current assets:
Strategic Investment	54,390	—	54,390	53,816	—	53,816
Total assets measured and recorded at fair value	$2,150,831	$2,096,441	$54,390	$2,120,420	$2,066,604	$53,816
The following table reflects the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$53,816	$39,468
Purchase of Strategic Investment	—	5,000
Change in estimated fair value of the Strategic Investment	574	3,210
Ending balance	$54,390	$47,678
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
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $1,485.3 million and $1,431.4 million as cash equivalents as of March 31, 2024 and December 31, 2023, respectively, using Level 1 inputs.
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
The Company did not have Level 2 instruments as of March 31, 2024 and December 31, 2023.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of March 31, 2024, the Company measured the Strategic Investment using Level 3 inputs. The fair value of the Strategic Investment on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $0.6 million and $3.2 million, in Other income (expense), net related to the adjustment to fair value of the Strategic Investment for the three months ended March 31, 2024 and March 31, 2023, respectively.
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
During the three months ended March 31, 2024 and 2023, the Company recorded impairment charges of $0.5 million and $0.5 million, respectively, related to property and equipment, and $0.6 million and $3.8 million, respectively, related to operating lease right-of-use assets, both associated with the leased office facilities that are part of its restructuring efforts. See Note 15 to the condensed consolidated financial statements for additional details.
9. LEASES
The Company's operating leases are primarily for office facilities. The leases have remaining terms ranging from less than one year to ten years and may include options to extend or terminate the lease. The depreciable life of operating lease right-of-use assets is limited by the expected lease term. The Company has executed sublease agreements for a portion of its available office space. The subleases are also classified as operating leases.
The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease expense	$18,133	$21,475
Variable lease expense	5,522	6,292
Sublease income	(910)	—
Total operating lease expense	$22,745	$27,767

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$21,257	$16,993
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2,057
Decrease in operating lease right-of-use assets due to impairment (See Note 15 for details)	$576	$3,790
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$358,105	$371,444

Operating lease liability, current (included in Accrued liabilities)	$71,076	$68,099
Operating lease liability, non-current	568,627	586,174
Total operating lease liability	$639,703	$654,273

Weighted-average remaining term for operating leases (in years)	7.7	7.9
Weighted-average discount rate for operating leases	3.95%	3.94%
Future lease payments under operating leases excluding any sublease income from sublease arrangements as of March 31, 2024 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2024 (remaining 9 months)	$68,024
2025	98,152
2026	99,777
2027	99,558
2028	99,997
Thereafter	282,452
Total future lease payments	747,960
Less: imputed interest	(103,702)
Less: expected tenant improvement allowance	(4,555)
Total (1)	$639,703
(1) Total lease liabilities include liabilities related to operating leases right-of-use assets which were included in the impairment charges as part of the Company’s restructuring efforts reflected in Note 15 to the condensed consolidated financial statements.
As of March 31, 2024, the Company had no commitments relating to operating leases that have not yet commenced.
As of March 31, 2024, the Company expects to receive approximately $43.9 million from its sublease arrangements which have a weighted average remaining lease term of approximately 5.7 years.

10. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
As of March 31, 2024, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of
March 31, 2024
Common stock awards granted under equity incentive plans	12,816
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan (1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	35,560
Total reserved shares of common stock	53,465
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

Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2023	8,674	$97.33
Awarded	42	81.29
Released	(791)	108.91
Forfeited	(206)	97.87
Balance as of March 31, 2024	7,719	$96.04
As of March 31, 2024, the Company had $591.9 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.2 years.
Stock Options
Stock option activity for the three months ended March 31, 2024 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,310	$75.55	6.8
Granted	25	78.74	—
Exercised	(222)	37.20	—
Forfeited and expired	(16)	194.35	—
Balance as of March 31, 2024	5,097	$76.87	6.7	$77,496

Options exercisable as of March 31, 2024	3,368	$64.93	5.8	$67,257
As of March 31, 2024, the Company had $58.8 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.0 years.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.
The following table shows the total stock-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cost of revenue, platform	$414	$339
Cost of revenue, devices	899	804
Research and development	37,590	38,663
Sales and marketing	32,521	34,139
General and administrative	23,208	22,527
Total stock-based compensation	$94,632	$96,472

11. COMMITMENTS AND CONTINGENCIES
Manufacturing Purchase Commitments
The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of March 31, 2024, the Company had $184.7 million of non-cancelable purchase commitments for inventory.
Content Commitments
The Company enters into contracts with content partners to license and produce content for streaming. When a title becomes available, the Company records a content asset and liability on the condensed consolidated balance sheets. Certain agreements include the obligation to license rights for unknown future titles for which the ultimate quantity and/or fees are not yet determinable as of the reporting date. The Company does not include any estimated obligation for these future titles beyond the known minimum amount. The unknown obligations could be material. The Company also licenses content under arrangements where the payments are variable and based on the revenue earned by the Company. Since those amounts cannot be determined, they are not included in the obligations below.
As of March 31, 2024, the Company's total obligation for licensed and produced content was $249.6 million, of which the Company recorded $45.5 million in Current liabilities and $20.3 million in Other long-term liabilities in the condensed consolidated balance sheets. The remaining $183.8 million is not yet recognized on the condensed consolidated balance sheets as the content does not meet the criteria for asset recognition.
The expected timing of payments for these content obligations are as follows (in thousands):

Year Ending December 31,
2024 (remaining 9 months)	$142,038
2025	60,818
2026	27,576
2027	12,959
2028	3,324
Thereafter	2,917
Total content obligations	$249,632
Letters of Credit
As of March 31, 2024 and December 31, 2023, the Company had irrevocable letters of credit outstanding in the amount of $37.5 million related to operating leases for office facilities. The letters of credit have various expiration dates through 2030. The outstanding letters of credit are secured by the Company’s existing cash balance, a portion of which is restricted for that purpose. See Note 2 to the condensed consolidated financial statements for additional information.
Contingencies
The Company accounts for loss contingencies, including liabilities for intellectual property licensing and other claims, when it believes such losses are probable and reasonably estimable. These contingencies are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, and other information and events. The resolution of these contingencies and of other legal proceedings can be, however, inherently unpredictable and subject to significant uncertainties.
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the three months ended March 31, 2024 and 2023, the Company did not have any loss contingencies that were material.

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
12. INCOME TAXES
Income tax expense was $4.8 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase in income tax expense for the three months ended March 31, 2024 is due to increase in domestic tax expense driven by higher U.S. income offset by a decline in foreign tax expenses.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of March 31, 2024, the Company analyzed all available objective evidence, both positive and negative, and believes it is more-likely-than-not that some deferred tax assets will not be realizable. Accordingly, the Company has provided a valuation allowance against its U.S. and certain foreign deferred tax assets.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net Loss	$(50,855)	$(193,604)
Denominator:
Weighted-average common shares outstanding — basic and diluted	143,751	140,333
Net loss per share — basic and diluted	$(0.35)	$(1.38)
For the three months ended March 31, 2024, outstanding equity awards of 12.8 million shares of common stock are excluded from the calculation of diluted net loss per share because of their anti-dilutive effect.
For the three months ended March 31, 2023, outstanding equity awards of 13.7 million shares of common stock are excluded from the calculation of diluted net loss per share because of their anti-dilutive effect.

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
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Platform segment revenue:
Customer I	*	14%

Devices segment revenue:
Customer A	23%	*
Customer B	17%	11%
Customer C	29%	38%
* Less than 10%
Revenue in international markets was less than 10% in each of the periods presented.
Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of
	March 31, 2024	December 31, 2023
United States	$479,482	$497,024
United Kingdom	105,595	109,315
Other countries	24,515	29,661
Total	$609,592	$636,000
The Company recorded impairment charges for certain operating lease right-of-use assets and property and equipment during the three months ended March 31, 2024 and 2023. See Note 15 to the condensed consolidated financial statements for additional information.

15. RESTRUCTURING
The Company began efforts to reduce its operating expense growth rate due to economic conditions in the fourth quarter of fiscal 2022. The Company recorded employee termination expenses, and an impairment charge related to abandoned technology assets during the year ended December 31, 2022.
During the year ended December 31, 2023, the Company implemented additional measures including consolidating its office space utilization, performing a strategic review of its content portfolio, reducing outside services expenses, and slowing its year-over-year headcount expense growth rate through a workforce reduction and limiting new hires, among other measures. As a result of these measures, the Company recorded restructuring charges associated with employee termination expenses consisting primarily of severance payments, employee benefits contributions, payroll taxes and related costs, impairment charges related to decisions to sub-lease and cease the use of certain office facilities and related property and equipment, and impairment charges related to removing select licensed and produced content from The Roku Channel during that period.
During the three months ended March 31, 2024, the Company recorded restructuring charges associated with employee termination expenses consisting primarily of severance payments, employee benefits contributions, payroll taxes and related costs, and impairment charges related to decisions to sub-lease and cease the use of certain office facilities and related property and equipment.
Restructuring charges are recorded as follows (in thousands):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total
Cost of revenue, platform	$(10)	$—	$—	$(10)	$—	$—	$—	$—
Cost of revenue, devices	1	—	5	6	—	—	—	—
Research and development	383	37	533	953	13,850	—	—	13,850
Sales and marketing	686	2	173	861	6,677	—	—	6,677
General and administrative	(130)	(24)	140	(14)	4,712	1,693	4,338	10,743
Total restructuring charges	$930	$15	$851	$1,796	$25,239	$1,693	$4,338	$31,270
The asset impairment charges for the three months ended March 31, 2024 include $0.6 million of operating lease right-of-use assets impairment, and $0.5 million of property and equipment impairment, offset by $0.3 million of adjustments to other long-term liabilities and assets. The asset impairment charges for the three months ended March 31, 2023 include $3.8 million of operating lease right-of-use assets impairment, and $0.5 million of property and equipment impairment.
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facilities exit costs, which are included in Accrued liabilities in the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$12,661	$1,198	$13,859	$22,093	$—	$22,093
Restructuring charges incurred	930	15	945	25,239	1,693	26,932
Payments made	(11,248)	(309)	(11,557)	(22,133)	(398)	(22,531)
Ending balance	$2,343	$904	$3,247	$25,199	$1,295	$26,494

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report for the year ended December 31, 2023, filed on February 16, 2024, with the SEC.
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
Devices revenue is generated from the sale of streaming players, Roku-branded TVs (beginning in March 2023), smart home products and services, audio products, and related accessories as well as revenue from licensing arrangements with service operators. We expect to continue to manage the average selling prices of Roku streaming devices in an effort to increase our Streaming Households. We expect that the trade off from devices gross profit or loss to grow Streaming Households should result in increased platform revenue and platform gross profit over time.
Key Performance Metrics and Non-GAAP Measure
The key performance metrics we use to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions are Streaming Households, Streaming Hours, Average Revenue Per User (“ARPU”), and Free Cash Flow.
Streaming Households
Prior to this Quarterly Report, we referred to “Streaming Households” as “Active Accounts.” While we have changed this term to better reflect the nature of our business, we calculate it using the same methodology that we used to calculate “Active Accounts,” and this change in terminology does not change any metrics we have reported in prior periods.
We believe that the number of Streaming Households is a relevant measure to gauge the size of our user base. We define Streaming Households as the number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. We refer to such accounts as “Streaming Households” because a given user account does not necessarily represent a single viewer or a single Roku streaming device. Rather, a single account may be used by multiple viewers and linked to multiple devices. As a result, we may identify more than one Streaming Household within a single dwelling, and more than one dwelling may constitute a Streaming Household.
Users who streamed content from The Roku Channel only on non-Roku platforms are not included in this metric. Additionally, users who only register an account for use of one of our smart home products are not included in our reported number of Streaming Households.
We had 81.6 million and 71.6 million Streaming Households as of March 31, 2024 and 2023, respectively, reflecting an increase of 14%.
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
We streamed 30.8 billion and 25.1 billion hours during the three months ended March 31, 2024 and 2023, respectively, reflecting an increase of 23%.
Average Revenue per User
We measure our platform monetization progress with ARPU, which we believe represents the inherent value of our business. We define ARPU as our platform revenue for the trailing four quarters divided by the average of the number of Streaming Households at the end of the current period and the end of the corresponding period in the prior year. ARPU measures the rate at which we are monetizing our Streaming Households base and the progress of our platform business.
ARPU stayed flat at $40.65 as of March 31, 2024 as compared to $40.67 as of March 31, 2023.
Free Cash Flow (Non-GAAP Measure)
We use Free Cash Flow as a primary metric to measure the performance of our business because we believe maximizing Free Cash Flow helps indicate the financial strength of our business, as well as provide an indication of cash generated or (used) by the business. Our goal is to continuously increase Free Cash Flow over time. We define Free Cash Flow as our trailing 12-month (“TTM”) cash flows from operating activities excluding purchases of property and equipment and the effects of exchange rates on cash.
Our Free Cash Flow was $426.8 million and negative $448.1 million for the TTM periods ended March 31, 2024 and 2023, respectively.
Free Cash Flow is a non-GAAP financial measure. The Free Cash Flow reconciliation excludes purchases of property and equipment and effects of exchange rates on cash from the cash flows from operating activities, in each case where applicable. We believe Free Cash Flow is useful as a supplement in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. However, this non-GAAP financial measure has limitations, and should not be considered in isolation or as a substitute for our GAAP financial information, such as GAAP cash flows from operating activities. For additional information about cash flows from operating activities, see “Liquidity and Capital Resources” below. In addition, Free Cash Flow may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	March 31, 2024	March 31, 2023
Net cash provided by (used in) operating activities	$455,951	$(243,415)
Less: Purchases of property and equipment	(29,048)	(201,175)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	(149)	(3,515)
Free cash flow (TTM)	$426,754	$(448,105)
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
Other Income (Expense), Net
For the three months ended March 31, 2024, and 2023, other income (expense), net primarily consists of interest income on cash and cash equivalents, income recognized related to non-cash consideration associated with the delivery of services as part of a strategic commercial arrangement, foreign currency re-measurement, transaction gains and losses, and net change in the fair value of the Strategic Investment (as defined in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report).
Income Tax Expense
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and income taxes in the United States. We have a full valuation allowance against net deferred tax assets in the U.S. and any jurisdiction where it is more-likely-than-not the deferred tax asset will not be realizable. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Revenue:
Platform	86%	86%
Devices	14%	14%
Total net revenue	100%	100%
Cost of Revenue:
Platform	41%	40%
Devices	15%	14%
Total cost of revenue	56%	54%
Gross Profit (Loss):
Platform	45%	46%
Devices	(1)%	—%
Total gross profit	44%	46%
Operating Expenses:
Research and development	20%	30%
Sales and marketing	23%	32%
General and administrative	9%	13%
Total operating expenses	52%	75%
Loss from Operations	(8)%	(29)%
Other Income (Expense), Net:
Interest expense	—%	—%
Other income, net	3%	3%
Total other income, net	3%	3%
Loss Before Income Taxes	(5)%	(26)%
Income tax expense	1%	—%
Net Loss	(6)%	(26)%

Comparison of Three Months Ended March 31, 2024 and March 31, 2023
Net Revenue

	Three Months Ended
	March 31, 2024	March 31, 2023	Change $	Change %
(in thousands, except percentages)
Platform	$754,935	$634,618	$120,317	19%
Devices	126,534	106,372	20,162	19%
Total net revenue	$881,469	$740,990	$140,479	19%
Platform
Platform revenue increased by $120.3 million, or 19%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to higher advertising revenue in addition to higher revenue from streaming services distribution, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel. The growth in advertising revenue is due to the overall improvement in the advertising market during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Devices
Devices revenue increased by $20.2 million, or 19%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to higher revenue from Roku-branded TVs and to a lesser extent higher revenue from streaming players. This was offset by lower revenue from licensing arrangements with service operators and lower revenue from audio products and accessories. During the three months ended March 31, 2024, the average selling price of devices shipped increased by 34% and the volume of devices shipped increased by 1% as compared to the three months ended March 31, 2023. The increase in average selling price is due to increased sales of Roku-branded TVs which generally sell at higher prices compared to streaming players. The increase in the volume of devices shipped was mainly due to higher sales of Roku-branded TVs offset by lower sales of streaming players, audio and smart home products.
Cost of Revenue and Gross Profit

	Three Months Ended
	March 31, 2024	March 31, 2023	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$360,566	$300,587	$59,979	20%
Devices	132,612	102,806	29,806	29%
Total cost of revenue	$493,178	$403,393	$89,785	22%
Gross Profit (Loss):
Platform	$394,369	$334,031	$60,338	18%
Devices	(6,078)	3,566	(9,644)	(270)%
Total gross profit	$388,291	$337,597	$50,694	15%
Platform
The cost of revenue, platform increased by $60.0 million, or 20%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily driven by higher costs of acquiring content, higher costs of Premium Subscriptions, and higher credit card processing fees, partially offset by lower content asset amortization and lower cost of advertising inventory.
Devices
The cost of revenue, devices increased by $29.8 million, or 29%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily driven by higher manufacturing costs of $22.2 million, higher freight costs of $4.4 million, and higher device related other costs of $3.0 million that include costs such as royalties, inventory provision, and overhead cost allocation. The increase in manufacturing costs was driven primarily by the cost of Roku-branded TVs and the cost of smart home products.

Operating Expenses

	Three Months Ended
	March 31, 2024	March 31, 2023	Change $	Change %
(in thousands, except percentages)
Research and development	$180,459	$220,085	$(39,626)	(18)%
Sales and marketing	202,124	233,919	(31,795)	(14)%
General and administrative	77,744	96,053	(18,309)	(19)%
Total operating expenses	$460,327	$550,057	$(89,730)	(16)%
The reduction in each category of operating expense is primarily the result of the restructuring efforts during the year ended December 31, 2023. See Note 15 to the condensed consolidated financial statements for additional details.
Research and development
Research and development expenses decreased by $39.6 million, or 18%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was due to lower personnel-related expenses of $14.9 million, lower restructuring charges of $12.9 million, lower consulting expenses of $7.5 million, and lower office facilities and IT infrastructure expenses of $3.8 million.
Sales and marketing
Sales and marketing expenses decreased by $31.8 million, or 14%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was due to lower personnel-related expenses of $16.3 million, lower marketing, retail, and merchandising expenses of $5.9 million, lower restructuring charges of $5.8 million, and lower office facilities, IT infrastructure, and other expenses of $3.9 million.
General and administrative
General and administrative expenses decreased by $18.3 million, or 19%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was due to lower restructuring charges of $10.8 million, lower personnel-related expenses of $2.6 million, lower consulting expenses of $2.1 million, and lower office facilities, IT infrastructure, and other expenses of $2.8 million.
Other Income, Net

	Three Months Ended
	March 31, 2024	March 31, 2023	Change $	Change %
(in thousands, except percentages)
Interest expense	$(10)	$(681)	$671	(99)%
Other income (expense), net	25,956	23,101	2,855	12%
Total other income, net	$25,946	$22,420	$3,526	16%
Total other income, net, increased $3.5 million, or 16%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily driven by an increase in interest income of $4.5 million from higher interest rates on our cash balances, a reduction in interest expense of $0.7 million, and foreign exchange gains of $0.4 million due to fluctuation in exchange rates, offset by a decrease in other income of $2.0 million from lower unrealized gains related to the change in the fair value of the Strategic Investment.
Income Tax Expense

	Three Months Ended
	March 31, 2024	March 31, 2023	Change $	Change %
(in thousands, except percentages)
Income tax expense	$4,765	$3,564	$1,201	34%
Income tax expense increased by $1.2 million, or 34%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 and was due to increase in domestic tax expense driven by higher U.S. income offset by a decline in foreign tax expenses.

Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $2,055.7 million. Approximately 5% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which is used to fund foreign operations.
Our primary sources of cash are receipts from platform and devices revenue. The primary uses of cash are costs of revenue including costs to acquire advertising inventory, costs to license and produce content, third-party manufacturing costs for our products, as well as operating expenses such as personnel-related expenses including employee termination payments, consulting and professional service expenses, facilities expenses, and marketing expenses. Other uses of cash include purchases of property and equipment and mergers and acquisitions.
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
We believe our existing cash and cash equivalents balance will be sufficient to meet our working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks, uncertainties, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report and the effects of the current macroeconomic environment. While the current macroeconomic environment has not severely impacted our liquidity and capital resources to date, it has contributed to disruption and volatility in local economies and in capital and credit markets, which could adversely affect our liquidity and capital resources in the future.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$46,683	$(153,412)
Cash flows used in investing activities	$(672)	$(59,243)
Cash flows used in financing activities	$(13,944)	$(79,109)
Cash Flows from Operating Activities
Our operating activities provided cash of $46.7 million for the three months ended March 31, 2024. Our net loss of $50.9 million for the three months ended March 31, 2024 was adjusted by non-cash charges of $171.4 million comprised primarily of stock-based compensation, amortization of content assets, depreciation and amortization of property and equipment and intangible assets, and amortization of operating lease right-of-use assets. The changes in our operating assets and liabilities used cash of $73.9 million, primarily due to a decrease in accrued liabilities due to timing of payments, payments made to acquire content, payments made for operating leases liabilities, an increase in other long-term assets and the inventory balance, and a decrease in deferred revenue. This was offset mainly by a decrease in the accounts receivable balance.
Cash Flows from Investing Activities
Our investing activities for the three months ended March 31, 2024 included cash outflows of $0.7 million consisting of purchases of property and equipment.
Cash Flows from Financing Activities
Our financing activities used cash of $13.9 million for the three months ended March 31, 2024. The cash outflow related primarily to the tax payments of $22.2 million made by us on net settlement of the equity awards vested during the period offset by $8.3 million received from proceeds from the exercise of employee stock options.

Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of March 31, 2024 consisted of:
•Commitments to purchase finished goods from our contract manufacturers and other inventory related items. Consistent with industry practices, we enter into firm, non-cancelable, and unconditional purchase commitments with our contract manufacturers to acquire products through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Our contract manufacturers source components and build our products based on these demand forecasts. Changes to projected demand or in the subsequent sales mix of our products may result in us being committed to purchase excess inventory to satisfy these commitments. For additional information regarding manufacturing purchase commitments, see Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
•Commitments to license content from content partners and produce content under contractual arrangements. For additional information regarding content commitments, see Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points on our cash and cash equivalents balance would impact our interest income by an additional increase or decrease of $21.0 million.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 11 to the condensed consolidated financial statements, Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized. The risks facing our business have not changed substantively from those discussed in our Annual Report, filed with the SEC on February 16, 2024, except for those risks marked with an asterisk (*).
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:
Risks Related to Our Business and Industry
•the highly competitive nature of the TV streaming industry that is rapidly evolving;
•our ability to grow revenues from streaming TV advertising on our platform;
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
•irrelevant or unengaging advertising campaigns on our platform;
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
•legal obligations and potential liability or reputational harm related to our collection, storage, and use of personal and confidential information related to the users of our products and services and cybersecurity incidents;
•disruptions in information technology systems or other services that result in a degradation of our platform;
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
Legal and Regulatory Risks
•lawsuits and other legal proceedings, disputes, claims, and government inquiries and investigations;
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
Large companies such as Amazon, Apple, and Google offer TV streaming devices that compete with Roku streaming devices made by us and our licensed Roku TV partners. In addition, Google licenses its Android operating system software for integration into smart TVs and service provider set-top boxes, and Amazon licenses its operating system software for integration into smart TVs and sells Amazon-branded smart TVs. If Walmart’s pending acquisition of Vizio is consummated, we may face increased competition from Walmart, which currently makes and sells Onn. branded streaming products, including co-branded Roku TV models. These companies have greater financial resources than we do and can subsidize the cost of their streaming devices or licensing arrangements in order to promote their other products and services, which could make it harder for us to acquire new users, retain existing users, increase Streaming Hours, and monetize our streaming platform. These companies could also implement standards or technology that are not compatible with our products or that provide a better streaming experience. These companies also have greater resources to promote their brands through advertising than we do.
In addition, many TV brands offer their own TV streaming solutions within their TVs. Other devices, such as game consoles, also incorporate TV streaming functionality. Similarly, some service operators, such as Comcast and Charter Communications (and their joint venture, Xumo, LLC), offer TV streaming applications and devices as part of their cable service plans and can leverage their existing user bases, installation networks, broadband delivery networks, and name recognition to gain traction in TV streaming. If viewers of TV streaming content prefer alternative products to Roku streaming devices, we may not be able to achieve our expected growth in Streaming Households, Streaming Hours, platform revenue, gross profit, Free Cash Flow, or ARPU.
We also compete for Streaming Hours with mobile streaming applications on smartphones and tablets, and users may prefer to view streaming content on such applications. Increased use of mobile or other platforms for TV streaming could adversely impact the growth of our Streaming Hours, harm our competitive position, and otherwise harm our business.
We expect competition in TV streaming from the large companies and service operators described above, as well as new and growing companies, to continue to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit, or the failure of Roku streaming devices, our platform or our other products to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming platform, we need to continuously invest in our platform, product development, marketing, service and support, and device distribution infrastructure. In addition, evolving TV standards and unknown future developments may require further investments in the development of Roku streaming devices, our platform and our other products. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, and other resources than us, which provide them with advantages in developing, marketing, or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion, sales, and distribution of their products or their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our sales volume, revenue, and operating margins, increase our operating costs, harm our competitive position, and otherwise harm our business.

To enhance our users’ experience, we also offer our own lines of Roku-branded smart home products and services, and audio products, including wireless speakers and subwoofers. As a result, we face additional competition from other brands of smart home products and audio products. If these products do not operate as designed or do not enhance the TVs powered by the Roku OS or other viewing experiences as we intend, our users’ overall viewing experience may be diminished, and this may impact the overall demand for our products and our partners’ Roku TV models.
Our future growth depends our ability to grow revenues from streaming TV advertising on our platform.
We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, including social media and other digital platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. For example, Netflix, Disney+, and Amazon Prime Video have launched ad-supported tiers in their streaming services, which has further increased competition for streaming TV advertising revenue. These services, as well as other services such as YouTube, Tubi, and Pluto, sell (either through direct sales or programmatically through third parties) ad inventory in their ad supported content that is distributed on our platform. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increasing our advertising inventory and reach, and maintaining a strong advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and would harm our business.
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
Our business model depends on our ability to generate platform revenue from advertisers and content partners. We generate platform revenue primarily from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls). As such, we are seeking to expand the number of Streaming Households and increase Streaming Hours in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of Streaming Hours, however, does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed or every user on our platform. Moreover, Streaming Hours on our platform are measured whenever a Roku streaming device is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep and does not stop or pause the player, then the particular streaming app may continue to play content for a period of time determined by the streaming app (although all Roku devices include a Roku OS feature that is designed to identify when content has been continuously streaming on an app for an extended period of time without user interaction, which periodically prompts the user to confirm that they are still watching the selected app and closes the app if the user does not respond affirmatively).

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
If we are not successful in running a demand-side platform (“DSP”) or in working with other third-party demand sources, our business may be harmed.*
Advertisers and advertising agencies can programmatically purchase and manage their streaming TV, desktop, and mobile advertising campaigns both off and on the Roku platform through third-party demand sources (such as third-party DSPs and supply-side platforms (“SSPs”)) and OneView (our proprietary DSP). The market for programmatic streaming TV ad buying is an evolving market, and our current and potential advertisers and advertising agencies may not continue to shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic streaming TV ad buying deteriorates or develops more slowly than we expect, advertisers and advertising agencies may not use DSPs or SSPs, and our business could be harmed. If we are unable to expand our programmatic demand by maintaining and developing third-party demand relationships in a way that is competitive with other advertising platforms, our business could be harmed. In addition, if DSPs or SSPs do not have the functionality or services expected by advertisers or advertising agencies, they may take their advertising spend to a non-Roku platform. We also may not be able to adapt to changes or trends in programmatic streaming TV advertising, which would harm our ability to grow our advertising revenue and harm our business.
Our growth depends in part on our ability to develop, maintain, and expand relationships with our licensed Roku TV partners and manufacturing partners and, to a lesser extent, service operators.
We license the Roku OS and our smart TV reference designs to certain TV brand and manufacturing partners for the development, manufacture, and commercialization of licensed Roku TV models. We have developed, and intend to continue to develop and expand, relationships with these TV brand and manufacturing partners. We continue to invest in the growth and expansion of our Roku TV program both in the United States and international markets. For a number of years, the sale of Roku TV models by our licensed Roku TV partners has materially contributed to growth in our Streaming Households and Streaming Hours, and supported our platform monetization efforts. This growth has primarily been driven by North America; however, our Roku TV licensing program has been expanded to certain international markets and has represented an increased share of new Streaming Households. We do not typically receive, nor do we typically expect to receive, license revenue from these arrangements, but we typically incur operating expenses in connection with establishing and supporting these commercial agreements.
The primary economic benefits that we derive from these license arrangements have been and will likely continue to be indirect, primarily from growing our Streaming Households, increasing Streaming Hours, and thereby enabling us to generate more streaming services distribution and advertising-related revenue on our platform. If these arrangements do not continue to result in increased Streaming Households and Streaming Hours, and if that growth does not in turn lead to successfully monetizing that increased user activity, our business may be harmed.

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
We have also developed licensing relationships with certain service operators, primarily in international markets; however, this program has been decreasing in scale in recent years, and as a result we have shifted the focus of our international growth to the sale of Roku streaming devices and expanding our Roku TV licensing program. Based on the decreasing scale of our licensing program for service operators, including termination of these relationships, we expect that the number of Streaming Households generated from this program will continue to decline, which may impact the overall growth rate of our Streaming Households in international markets.
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
We depend on a small number of content partners for a majority of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the three months ended March 31, 2024, the top three streaming services (excluding The Roku Channel) represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, our Streaming Households, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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
The non-renewal or early termination of agreements with our content partners may result in the removal of certain apps or app features from our streaming platform and may harm our streaming device sales, Streaming Household growth, and engagement.
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
The loss of such apps or app features from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content partners on terms favorable to us, or at all, or if these content partners face problems in delivering their content across our platform, we may lose app partners or users and our streaming device sales, Streaming Household growth, and engagement may be harmed.
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
If our content partners do not participate in new features that we may introduce from time to time, our business may be harmed.*
As our streaming platform and products evolve, we will continue to introduce new features, which may or may not be attractive to our content partners or meet their requirements. For example, some content partners have elected not to participate in new Roku Home Screen Menu features or in our Roku Zones (collections of related content from apps across our streaming platform) or have imposed limits on our data gathering for usage within their apps. In addition, our streaming platform utilizes our proprietary Brightscript scripting language in order to allow our content partners to develop and create apps on our streaming platform. Certain content partners may find other languages, such as HTML5, more attractive to develop for and shift their resources to developing their apps on other platforms. If key content partners do not find our streaming platform simple and attractive to develop apps for, do not value and participate in all of the features and functionality that our streaming platform offers, or determine that our software developer kit or new features of our platform do not meet their requirements, our business may be harmed.
If the advertising campaigns on our platform decrease, or the campaigns that run are not relevant or not engaging to our users, our business may be adversely impacted.*
We have made, and are continuing to make, investments to engage with more advertisers and content partners, and enable them to deliver more relevant advertising campaigns to our viewers. However, a small number of content partners historically have accounted for a significant portion of the media and entertainment promotional spending campaigns on our platform, and consolidation among content partners has in the past resulted, and may in the future result, in decreased media and entertainment promotional spending campaigns on our platform. If our content partners decrease the media and entertainment promotional spending campaigns on our platform, our financial condition and operating results may suffer, and our business may be harmed.

In addition, existing and prospective advertisers may not be successful in serving advertising campaigns that lead to and maintain viewer engagement. Those ads and campaigns may seem irrelevant, repetitive, or overly targeted and intrusive. For example, viewers may dislike the content and frequency of advertising that appears on the Roku Home Screen. We are continuously seeking to balance the objectives of our advertisers with our desire to provide an optimal viewer experience, but we may not be successful in achieving a balance that continues to attract and retain viewers, advertisers, and content partners.
If the advertising campaigns on our streaming platform are not relevant, are overly intrusive, or are too frequent and impede the use of our platform, our viewers may stop using our platform, resulting in a reduction of our Streaming Households and Streaming Hours, which will harm our business, financial condition and operating results.
We are subject to various risks in connection with our operation of The Roku Channel.
We operate The Roku Channel, which offers ad-supported free access for users to a collection of films, television series, live linear television, and other content. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion, and operation of The Roku Channel, which we monetize primarily through advertising. For example, we previously acquired content rights, including rights to certain projects in development, from the mobile-first video distribution service known as Quibi, and made The Roku Channel the home of such content. In addition, we acquired the entities comprising the This Old House business, which own and produce the “This Old House” and “Ask This Old House” TV programs and operate related business lines, to further the growth strategy and ad-supported content offerings in The Roku Channel. We also commission original content that we own and distribute on The Roku Channel. From time to time, we may remove underperforming content from The Roku Channel and record an impairment charge related to such removal, as we did in fiscal year 2023.
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

We and our licensed Roku TV partners depend on retail sales channels to effectively market and sell our respective products, and if we or our partners fail to maintain and expand effective retail sales channels, we or our partners could experience lower product sales.*
To continue to grow our Streaming Households, we must maintain and expand retail sales channels for our products and for the Roku products sold by our partners or licensees. The majority of our products and our licensed Roku TV partners’ products are sold through traditional brick and mortar retailers, such as Best Buy, Costco, Target, and Walmart, including their online sales platforms, and online retailers such as Amazon.
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
Our retailers and distributors also sell products that compete with our products and our licensed Roku TV partners’ products, including house-branded televisions sold by such retailers that utilize TV operating systems other than the Roku OS. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors, and there can be no assurance that we will reach agreements with our retailers and distributors on terms we find acceptable or that will be consistent with our past practices. We may be reliant on certain retailers or distributors. Amazon, Best Buy, and Walmart in total accounted for 69% and 56% of our devices revenue for the three months ended March 31, 2024 and March 31, 2023, respectively. Furthermore, our licensed Roku TV partners may be reliant on the same retailers and distributors or other retailers and distributors for a significant portion of their unit sales of Roku TV models. If one or several retailers or distributors were to discontinue selling our products or our licensed Roku TV partners’ products, choose not to prominently display those products in their stores or on their websites, or close or severely limit access to their brick and mortar locations, the volume of our products or our licensed Roku TV partners’ products sold could decrease, which would harm our business. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
In addition, if any of our existing licensed Roku TV partners choose to work exclusively with, or divert a significant portion of their business with us to, other operating system developers, this may adversely impact our ability to continue to license the Roku OS and our smart TV reference design to TV brands and to grow Streaming Households and monetize the Roku OS. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines, stronger brand identity and greater marketing resources, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices, smart TVs, and smart home devices, is able to market and promote these products more prominently on its website, and could refuse to offer or promote our products on its website. If Walmart’s pending acquisition of Vizio is consummated, we may face increased competition within Walmart, which currently makes and sells Onn. branded streaming products, including co-branded Roku TV models. Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, could require us to increase our marketing or other expenditures to maintain our product visibility or could result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our products during these periods, our business would be harmed.
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
We must continue to innovate and develop new and existing products and services to remain competitive, and new products and services expose our business to new risks.*
We must continually innovate and improve our products and services and develop new products and services to meet changing consumer demands. The introduction of a new product or service is a complex task, involving significant expenditures in research and development, promotion, and sales channel development, and can expose our business to new risks. The introduction of new products and services or changes to our existing products and services may result in new or enhanced governmental or regulatory scrutiny, new litigation or claims, or other complications that could adversely affect our business, reputation, or financial results. For example, we have faced and may continue to face new intellectual property infringement claims related to new products and services we have introduced. In addition, our entrance into entirely new lines of business beyond our historical core business of TV streaming and advertising, such as our Roku-branded smart home products, may change our risk profile and subject us to risks that differ from the risks we face as a result of our historical TV streaming business.
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
Our licensed Roku TV partners’ control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, may be limited. For those licensed Roku TV partners with contract manufacturers or suppliers, the problems are exacerbated because the contract manufacturer is a third party, and the licensed Roku TV partner does not have direct visibility into or control over the operations. Delays, component shortages, and other manufacturing and supply problems could impair the manufacture or distribution of Roku TV models. Interruptions in the supply of Roku TV models to retailers and distributors or increases in the pricing of Roku TV models at times have negatively affected, and could adversely affect in the future, the volume of Roku TV models sold at retail, resulting in slower Streaming Households and Streaming Hours growth.
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
If our products do not operate effectively with various offerings, technologies, and systems from content partners and other third parties that we do not control, our business may be harmed.*
The Roku OS is designed to perform using relatively low-cost hardware, which enables us to drive user growth via Roku streaming devices offered at a low cost to users. However, this hardware must be interoperable with all apps and other offerings, technologies, and systems from our content partners, including virtual multi-channel video programming distributors, and other third parties. We have no control over these offerings, technologies, and systems beyond our app certification requirements, and if Roku streaming devices do not provide our users with a high-quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with Roku streaming devices, we may be unable to increase Streaming Household growth and user engagement or may be required to increase our hardware costs, and our business will be harmed.
We plan to continue to introduce new products regularly, including, for example, the Roku-branded TVs we launched in 2023 and the Roku Pro Series TVs launched in April 2024, and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content partners have the right to test and certify our new products before we can publish their apps. The certification processes can be time-consuming and introduce third-party dependencies into our product release cycles. If our content partners do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, we may not be able to offer certain products to all licensed Roku TV partners or we may not continue to offer certain apps. To continue to grow our Streaming Households and user engagement, we will need to prioritize development of Roku streaming devices to work better with new offerings, technologies, and systems, including our smart home products and services. If we are unable to maintain consistent operability of Roku streaming devices that is on parity with or better than other platforms, our business could be harmed.
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
We have incorporated and intend to continue to incorporate AI technologies, such as generative AI, into our products and services. As with many innovations, AI presents risks and challenges that could adversely impact our business. For example, AI technologies can create accuracy issues, unintended biases, and discriminatory outcomes, or may create content that appears correct but is inaccurate or flawed. If the recommendations, content, or analyses that AI applications produce are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI technologies. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. There can be no assurance that the measures we have taken to mitigate the potential risks related to generative AI will be sufficient. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain prior quarters, we may continue to incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of March 31, 2024, we had an accumulated deficit of $1,348.4 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to achieve profitability again. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
Our quarterly operating results may be volatile and are difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.*
Our revenue, gross profit, key performance metrics (including Streaming Households, Streaming Hours, ARPU, and Free Cash Flow), and other operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control. Factors that may contribute to the variability of our operating results and cause the market price of our Class A common stock to fluctuate include:
•the entrance of new competitors or competitive products or services, whether by established or new companies;
•our ability to retain and grow our Streaming Households, increase engagement among new and existing users, and monetize our streaming platform;
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
Our gross margins vary across our devices and platform offerings. Our devices segment (which generates revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories, as well as revenue from licensing arrangements with service operators) experienced negative gross margins for the three months ended March 31, 2024, and our platform segment (which generates revenue from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls)) experienced positive gross margin for the three months ended March 31, 2024. Gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations.

In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic, or retail sales channel mix, component cost increases, price competition, or the introduction of new products, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our devices gross margin or record negative gross margin on devices in an effort to increase the number of Streaming Households and grow our gross profit.
As a result, our devices segment revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to continue to increase our platform segment revenue and grow the number of Streaming Households, we may be unable to grow gross profit and our business will be harmed. For example, in the past, global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices, which negatively affected our devices gross margin. If a reduction in gross margin does not result in an increase in our Streaming Households or an increase in our platform revenue and gross profit, our financial results may suffer, and our business may be harmed. In addition, our platform segment has experienced in the past, and may experience in the future, lower gross margins than we anticipate. If our platform gross margins are lower than we anticipate, our financial results may suffer, and our business may be harmed.
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
We have incurred, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives, and there can be no assurance that any restructuring plans and initiatives will be successful. Any restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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

In addition, we may face challenges in successfully deploying our business model in international markets. Three core areas of focus define our business model: first, we grow scale by increasing our Streaming Households; second, we grow engagement by increasing the hours of content streamed through our platform; and, third, we grow monetization of the activities that users engage in through our platform. Even if we are able to increase our Streaming Households in international markets, we may be unable to effectively grow our Streaming Hours or monetize user activity in those markets. Further, as of March 31, 2024, our ARPU was lower in international markets than in the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.
Our revenue and gross profit are subject to seasonality, and if our sales during the holiday seasons fall below our expectations, our business may be harmed.
Seasonal shopping patterns significantly affect our business. Specifically, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year and represent a high percentage of the total net revenue for such fiscal year due to higher consumer purchases and increased advertising during holiday seasons. Furthermore, in preparation for the fourth quarter holiday season, we recognize significant discounts in the average selling prices of our products through retailers in an effort to grow our Streaming Households, which typically reduce our devices gross margin in the fourth quarter.
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
For example, despite our efforts to secure our information technology systems and the data contained in those systems, including our efforts to educate or train our employees, we and our third-party vendors have experienced, and remain vulnerable to, data security incidents, including phishing attacks, bot attacks, credential stuffing attacks, improper employee access of confidential data, and inadvertent employee disclosure of confidential data. Our systems have been and may continue to be attacked through the use of compromised credentials, including those obtained through phishing or stolen from another source unrelated to us. Malicious attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states, and others. The geopolitical conflicts stemming from the Russian invasion of Ukraine and the current unrest in the Middle East have increased the risk of malicious attacks on information technology operations globally, including for companies headquartered in the United States, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our devices and services.

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
In addition to the threat of unauthorized access or acquisition of sensitive or personal information or intellectual property, other threats include the deployment of harmful malware, ransomware attacks, denial-of-service attacks, social engineering, credential stuffing, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Some of these external threats may be amplified by the nature of our third-party web hosting, cloud computing, or network-dependent streaming services or suppliers. Our systems regularly experience directed attacks that are intended to interrupt our operations; interrupt our users’, content partners’, and advertisers’ ability to access our platform; extract money from us; or view or obtain our data (including without limitation user or employee personal information or proprietary information) or intellectual property. We cannot be certain that threat actors will not have a material impact on our systems or services in the future. Our safeguards intended to prevent or mitigate certain threats may not be sufficient to protect our information technology systems and data due to the developing sophistication and means of attack in the threat landscape as well as the impact that third-party vendors and third-party products may have on our cybersecurity.
Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with increases in the amount of ransom demands and the sophistication and variety of ransomware techniques and methodology. Ransomware or other cybersecurity attacks affecting our third-party vendors also may impact our ability to operate our business, such as when our information technology or human resources vendors experience an outage of their systems, which renders services to downstream customers unavailable. Additionally, our third-party vendors or business partners’ information technology systems, or hardware/software provided by such third parties for use in our information technology systems, may be vulnerable to similar threats and our business could be affected by those or similar third-party relationships. Open-source software, which may be incorporated into our systems or products, inherently presents a large attack surface and may contain vulnerabilities of which we are not aware and which we cannot control or fully mitigate. Additionally, credential stuffing attacks are becoming increasingly common, and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. While we have processes in place to mitigate the risks related to these vulnerabilities, these measures may not be adequately designed or implemented to ensure that our operations are not disrupted, our reputation is not harmed, or that we will not be impacted by ransomware, cybersecurity attacks, or other vulnerabilities in the future.
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
There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe that we have experienced a data security incident that we have not discovered, attackers have become very sophisticated in the way they conceal their unauthorized access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event (including credential stuffing) that leads to unauthorized access, use, or disclosure of personal information, including but not limited to personal information regarding our users, could disrupt our business, harm our reputation, compel us to comply with applicable federal or state breach notification laws and foreign law equivalents, subject us to time-consuming, distracting, and expensive litigation, regulatory inquiries, investigations and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations, and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure or reputational harm.
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
In addition, any actual or perceived failure by us, our vendors, or our business partners to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties, or any further security incidents or other unauthorized access events that result in the unauthorized access, release, or transfer of sensitive information (which could include personal information), may result in governmental inquiries and investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including current and potential partners, to lose trust in us (including existing or potential users’ perceiving our platform, system, or networks as less desirable) or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, as well as the personal and proprietary information that we possess or control, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents.
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
Furthermore, rules governing new technological developments, such as developments in generative AI, remain unsettled. Several national and local governments have proposed or enacted measures related to the use of AI technologies in products and services. For example, in the EU, legislators recently adopted the EU AI Act, which is expected to formally become law in April 2024. The EU AI Act imposes new and substantial obligations related to the use of AI-related systems. In the United States, there similarly is growing interest among federal, state, and local policymakers with respect to potential legislation, regulation and/or guidance to address perceived concerns with the rapid uptake of AI technologies. The rules and regulations adopted by policymakers over time may require us to make changes to our business practices.

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
Any significant disruption in our information technology systems or those of third parties we utilize in our operations could result in a loss or degradation of service on our platform and could harm our business.*
We rely on the expertise of our engineering and software development teams as well as the teams of our service providers and partners for the performance and operation of the Roku OS, streaming platform, smart home products, and other information technology systems. For example, our smart home product line is reliant on (among other things) the engineering and software development teams and information technology systems of the service providers we use to assist in the design, manufacture, and maintenance of those products. Service interruptions, errors in our software, or the unavailability of information technology systems used in our operations could diminish the overall attractiveness of our products and streaming platform to existing and potential users or otherwise disrupt our business. We utilize information technology systems located either in our facilities or those of third-party server hosting providers and third-party internet-based or cloud computing services. Although we generally enter into service level agreements with these parties, we exercise no control over their operations, which makes us vulnerable to any errors, interruptions, or delays that they may experience.
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
If any aspect of our information technology systems or those of third parties we utilize in our operations fails, it may lead to downtime or slow processing time, either of which may harm the experience of our users. We have experienced, and may in the future experience, service disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, and capacity constraints. We expect to continue to invest in our technology infrastructure to maintain and improve the user experience and platform performance. To the extent that we or our third-party service hosting providers do not effectively address capacity constraints, upgrade or patch systems as needed, and continually develop technology and network architecture to accommodate increasingly complex services and functions, increasing numbers of users, and actual and anticipated changes in technology, our business may be harmed.
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

Risks Related to Macroeconomic Conditions
Macroeconomic uncertainties have in the past and may continue to adversely impact our business, results of operations, and financial condition.*
Macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, bank failures, labor disputes, the COVID-19 pandemic, and global supply chain constraints have in the past, and may continue to, adversely impact many aspects of our business, although the impact of some of these factors has lessened recently. For example, our business is dependent on consumer discretionary spending and advertising spending, both of which are susceptible to changes in macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, and economic uncertainty. Sustained or worsening inflation or an economic downturn has in the past and may in the future result in fewer consumer purchases of our products or the products of our licensed Roku TV partners (which could impact our Streaming Household growth) and reduced advertising spending (which could impact our monetization efforts). Advertising budgets in a variety of industries have been pressured by factors such as inflation, rising interest rates, and related market uncertainty, which led to reduced advertiser spending and adversely affected our platform revenue. Further, even if the broader advertising market recovers, advertisers may not choose to advertise on our platform.
Any pullback in consumer discretionary spending or advertising spending could adversely affect our future operating results. In addition, a significant reduction in the supply of original entertainment content, including as a result of macroeconomic factors or labor disputes (such as the 2023 strikes called by the Writers Guild of America and SAG‐AFTRA), could in turn reduce the demand for advertising and media and entertainment promotional spending campaigns on our platform, and have a material adverse effect on our growth in Streaming Households and Streaming Hours or negatively impact our results of operations.
The extent to which macroeconomic uncertainties may continue to impact our operational and financial performance remains uncertain and will depend on many factors outside our control. These direct and indirect impacts may negatively affect our business and operating results.
Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.*
Occurrence of any catastrophic event, including an earthquake, flood, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cyber attack, war or foreign invasion (such as the Russian invasion of Ukraine and the unrest in the Middle East), terrorist attack and other geopolitical conflicts (such as Yemen’s Houthi attacks in the Red Sea), medical epidemic or pandemic (such as the COVID-19 pandemic), government shutdown orders, other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations or result in disruptions in the broader global economic environment. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.
In particular, our principal offices are located in California, and our contract manufacturers and some of our suppliers are located in Asia, both of which are regions known for seismic activity, making our operations in these areas vulnerable to natural disasters or other business disruptions in these areas. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. For example, a recent earthquake damaged equipment in our Taiwan office, and the losses, while relatively minor, were not covered by our insurance.
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

Legal and Regulatory Risks
We have been, are currently, and may in the future be subject to various lawsuits and other legal proceedings, disputes, claims, and government inquiries and investigations, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.*
We have been, are currently, and may in the future be subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations, including with regard to contract or commercial disputes, consumer protection, privacy, data protection, intellectual property, tax, employment, and corporate governance, among other matters. Any proceedings, claims, individual or mass arbitration demands, or inquiries or investigations initiated by or against us, whether successful or not, may be time-consuming, subject us to damage awards, regulatory orders, consent decrees, injunctive relief, fines, or other penalties or sanctions, require us to change our policies or practices, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal fees, other litigation costs and settlement costs, as well as other expenses. In addition, our insurance may not be adequate to protect us from all material expenses related to pending and future claims. Any of these factors could materially adversely affect our business, financial condition, and results of operations.
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
Regulatory inquiries, investigations, and enforcement actions could also impact our business operations. For example, we and other companies in the media, entertainment, and advertising technology industries have been subject to government inquiries and investigations by regulatory bodies with regard to our compliance with data privacy and security laws, the Federal Trade Commission Act, and other applicable laws and regulations. Advocacy organizations have also filed complaints with data protection authorities against businesses with streaming apps and advertising technology, arguing that certain of these companies’ practices do not comply with the CCPA or other regulations. Such inquiries, investigations, or enforcement actions may require us to alter our practices. Further, if we or the third parties that we work with, such as contract payment processing services, content partners, vendors, or developers, violate or are alleged to violate applicable privacy or security laws, laws concerning access to data, industry standards, our contractual obligations, or our policies, such violations and alleged violations may also put our users’ information at risk and could in turn harm our business and reputation and subject us to potential liability. Any of these consequences could cause our users, advertisers, or content partners to lose trust in us, which could harm our business. Furthermore, any failure on our part to comply with these laws may subject us to liability and reputational harm.

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

Although we attempt to ensure that we, our retailers, and partners comply with the applicable import, export, and sanctions laws, we cannot guarantee full compliance by all. Actions of our retailers and partners are not within our complete control, and our products could be re-exported to sanctioned persons or countries, or provided by our retailers to third persons in contravention of our requirements or instructions or the laws. In addition, there are inherent limitations to the effectiveness of any policies, procedures, and internal controls relating to such compliance, and there can be no assurance that such procedures or internal controls will work effectively at all times or protect us against liability under anti-corruption, sanctions or other laws for actions taken by us, our retailers or partners. Any such potential violation by us, our retailers, or our partners could have negative consequences, including government inquiries, investigations, enforcement actions, monetary fines, or civil and/or criminal penalties, and our reputation, brand, and revenue may be harmed.
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
For example, in 2015, the FCC adopted open internet rules to prevent internet access network operators from unreasonably restricting, blocking, degrading, or charging for access to certain products and services offered by us and our content partners. In 2018, the FCC repealed most of those rules. In September 2023, the FCC formally proposed to restore the 2015 open internet rules and re-establish the FCC’s role in overseeing broadband providers. On April 25, 2024, the FCC voted to restore the 2015 open internet rules and adopt a framework for broadband oversight. While the final text of the new rules has not yet been released, representatives of some broadband providers have already stated that they intend to challenge the decision in court.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of March 31, 2024, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.2% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2024, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Adopt	March 13, 2024	X		300,000	December 9, 2024
___________________
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Trading arrangement adopted by the Wood Revocable Trust, of which Mr. Wood and his spouse are co-trustees.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/03/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.
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

Roku, Inc.

Date: April 26, 2024	By:	/s/ Anthony Wood
Anthony Wood
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: April 26, 2024	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2024	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)