Form 10-Q
period 2024-06-30
ROKU, INC
filed 2024-08-02
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the registrant had 127,357,624 shares of Class A common stock, $0.0001 par value per share, and 17,331,064 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
Average Revenue per User (ARPU): Platform revenue for the trailing four quarters divided by the average of the number of Streaming Households at the end of the current period and the end of the corresponding period in the prior year. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics and Non-GAAP Measure, in this Quarterly Report for additional detail.
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
Roku Pay: Our billing service that enables Streaming Households to place a method of payment on file that can be used to make purchases on the Roku platform without having to re-enter their payment information. It also enables users to sign up for certain subscription-based streaming services (including Premium Subscriptions).
Roku TV models: TVs powered by the Roku OS that are made and sold by our licensed Roku TV partners.
Streaming: The distribution of video, music, or other media content via the internet.
Streaming device: Any device that enables streaming. For Roku, this encompasses Roku streaming players, Roku TV models, and Roku-branded TVs.
Streaming Hours: The aggregate amount of time streaming devices stream content on Roku’s streaming platform in a given period. See Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics and Non-GAAP Measure, in this Quarterly Report for additional detail.
Streaming Households (previously Active Accounts): The number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. Previously, we referred to “Streaming Households” as “Active Accounts.” While we have changed this term to better reflect the nature of our business, we calculate it using the same methodology that we used to calculate “Active Accounts.” See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics and Non-GAAP Measure, in this Quarterly Report for additional detail.
Streaming platform: The technology that delivers the viewer experience and streaming apps (e.g., The Roku Channel and Netflix) over an internet connection to a user’s TV.
Streaming players: A device that connects to a TV via an HDMI connection to enable streaming to the TV (such as the Roku Express, Roku Express 4K, Roku Streaming Stick 4K, Roku Ultra, Roku Streambar, and Roku Streambar Pro).
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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report, regarding, among other things:
•our financial performance, including our revenue, cost of revenue, operating expenses, profitability, and our key performance metrics (including Streaming Households, Streaming Hours, ARPU, and Free Cash Flow);
•the impact of macroeconomic conditions, uncertainties, and geopolitical conflicts on our business, operations, and the markets and communities in which we and our advertisers, content partners, licensed Roku TV partners, other device licensees, manufacturers, suppliers, retailers, and viewers operate;
•our ability to attract and retain viewers and increase Streaming Hours;
•our ability to attract and retain advertisers that purchase video ad inventory in The Roku Channel, other video ad inventory on our platform that we acquire through our streaming services distribution agreements, and native display ads on the Roku Home Screen and screen saver;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$2,058,465	$2,025,891
Accounts receivable, net of allowances of $39,864 and $34,127 as of	669,136	816,337
June 30, 2024 and December 31, 2023, respectively
Inventories	96,351	92,129
Prepaid expenses and other current assets	153,434	138,585
Total current assets	2,977,386	3,072,942
Property and equipment, net	240,035	264,556
Operating lease right-of-use assets	338,422	371,444
Content assets, net	240,596	257,395
Intangible assets, net	34,551	41,753
Goodwill	161,519	161,519
Other non-current assets	111,865	92,183
Total Assets	$4,104,374	$4,261,792
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$276,118	$385,330
Accrued liabilities	724,467	788,040
Deferred revenue, current portion	95,974	102,157
Total current liabilities	1,096,559	1,275,527
Deferred revenue, non-current portion	23,471	24,572
Operating lease liability, non-current portion	553,375	586,174
Other long-term liabilities	40,180	49,186
Total Liabilities	1,713,585	1,935,459
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.0001 par value	14	14
Additional paid-in capital	3,773,831	3,623,747
Accumulated other comprehensive income (loss)	(661)	159
Accumulated deficit	(1,382,395)	(1,297,587)
Total stockholders’ equity	2,390,789	2,326,333
Total Liabilities and Stockholders’ Equity	$4,104,374	$4,261,792
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Revenue:
Platform	$824,333	$743,835	$1,579,268	$1,378,453
Devices	143,846	103,351	270,380	209,723
Total net revenue	968,179	847,186	1,849,648	1,588,176
Cost of Revenue:
Platform	384,454	348,010	745,020	648,597
Devices	159,025	120,905	291,637	223,711
Total cost of revenue	543,479	468,915	1,036,657	872,308
Gross Profit (Loss):
Platform	439,879	395,825	834,248	729,856
Devices	(15,179)	(17,554)	(21,257)	(13,988)
Total gross profit	424,700	378,271	812,991	715,868
Operating Expenses:
Research and development	175,481	192,387	355,940	412,472
Sales and marketing	221,656	227,192	423,780	461,111
General and administrative	98,806	84,652	176,550	180,705
Total operating expenses	495,943	504,231	956,270	1,054,288
Loss from Operations	(71,243)	(125,960)	(143,279)	(338,420)
Other income, net	28,129	19,995	54,075	42,415
Loss Before Income Taxes	(43,114)	(105,965)	(89,204)	(296,005)
Income tax expense (benefit)	(9,161)	1,630	(4,396)	5,194
Net Loss	$(33,953)	$(107,595)	$(84,808)	$(301,199)

Net loss per share — basic and diluted	$(0.24)	$(0.76)	$(0.59)	$(2.14)

Weighted-average common shares outstanding — basic and diluted	144,339	141,033	144,045	140,685
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Loss	$(33,953)	$(107,595)	$(84,808)	$(301,199)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(483)	36	(820)	363
Comprehensive Loss	$(34,436)	$(107,559)	$(85,628)	$(300,836)
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2024	Shares	Amount
Balance—March 31, 2024	144,165	$14	$3,704,435	$(178)	$(1,348,442)	$2,355,829
Issuance of common stock pursuant to equity incentive plans	859	—	417	—	—	417
Stock-based compensation expense	—	—	88,396	—	—	88,396
Shares withheld for taxes related to net share settlement of equity awards	(335)	—	(19,417)	—	—	(19,417)
Foreign currency translation adjustment	—	—	—	(483)	—	(483)
Net loss	—	—	—	—	(33,953)	(33,953)
Balance—June 30, 2024	144,689	$14	$3,773,831	$(661)	$(1,382,395)	$2,390,789

Six Months Ended June 30, 2024
Balance—December 31, 2023	143,502	$14	$3,623,747	$159	$(1,297,587)	$2,326,333
Issuance of common stock pursuant to equity incentive plans	1,872	—	8,679	—	—	8,679
Stock-based compensation expense	—	—	183,028	—	—	183,028
Shares withheld for taxes related to net share settlement of equity awards	(685)	—	(41,623)	—	—	(41,623)
Foreign currency translation adjustment	—	—	—	(820)	—	(820)
Net loss	—	—	—	—	(84,808)	(84,808)
Balance—June 30, 2024	144,689	$14	$3,773,831	$(661)	$(1,382,395)	$2,390,789

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2023	Shares	Amount
Balance—March 31, 2023	140,785	$14	$3,332,222	$35	$(781,630)	$2,550,641
Issuance of common stock pursuant to equity incentive plans	723	—	614	—	—	614
Stock-based compensation expense	—	—	89,579	—	—	89,579
Foreign currency translation adjustment	—	—	—	36	—	36
Net loss	—	—	—	—	(107,595)	(107,595)
Balance—June 30, 2023	141,508	$14	$3,422,415	$71	$(889,225)	$2,533,275

Six Months Ended June 30, 2023
Balance—December 31, 2022	140,027	$14	$3,234,860	$(292)	$(588,026)	$2,646,556
Issuance of common stock pursuant to equity incentive plans	1,481	—	1,504	—	—	1,504
Stock-based compensation expense	—	—	186,051	—	—	186,051
Foreign currency translation adjustment	—	—	—	363	—	363
Net loss	—	—	—	—	(301,199)	(301,199)
Balance—June 30, 2023	141,508	$14	$3,422,415	$71	$(889,225)	$2,533,275
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net Loss	$(84,808)	$(301,199)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	32,280	34,181
Stock-based compensation expense	183,028	186,051
Amortization of right-of-use assets	23,767	30,532
Amortization and write-off of content assets	108,022	102,314
Foreign currency remeasurement losses	2,385	1,760
Change in fair value of the Strategic Investment	(3,634)	(3,090)
Impairment of assets	11,506	4,338
Provision for doubtful accounts	4,344	2,962
Other items, net	(1,489)	(224)
Changes in operating assets and liabilities:
Accounts receivable	142,463	50,430
Inventories	(4,222)	13,533
Prepaid expenses and other current assets	(25,012)	3,736
Content assets and liabilities, net	(91,226)	(120,522)
Other non-current assets	(17,279)	4,379
Accounts payable	(108,606)	72,291
Accrued liabilities	(66,715)	(92,289)
Operating lease liabilities	(27,751)	(5,754)
Other long-term liabilities	320	(1,074)
Deferred revenue	(7,284)	11,286
Net cash provided by (used in) operating activities	70,089	(6,359)
Cash flows from investing activities:
Purchases of property and equipment	(1,547)	(72,316)
Purchase of Strategic Investment	—	(10,000)
Net cash used in investing activities	(1,547)	(82,316)
Cash flows from financing activities:
Repayments of borrowings	—	(80,000)
Proceeds from equity issued under incentive plans	8,679	1,504
Taxes paid related to net share settlement of equity awards	(41,623)	—
Net cash used in financing activities	(32,944)	(78,496)
Net increase (decrease) in cash, cash equivalents and restricted cash	35,598	(167,171)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,002)	1,189
Cash, cash equivalents and restricted cash —beginning of period	2,066,604	1,961,956
Cash, cash equivalents and restricted cash —end of period	$2,098,200	$1,795,974

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,058,465	$1,755,261
Restricted cash, current	39,735	40,713
Cash, cash equivalents and restricted cash —end of period	$2,098,200	$1,795,974
Supplemental disclosures of cash flow information:
Cash paid for interest	$61	$871
Cash paid for income taxes	$6,702	$3,955
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$69	$4,094
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
The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
The Company’s restricted cash balance as of June 30, 2024 is $39.7 million and is included in Prepaid expenses and other current assets in the condensed consolidated balance sheets. It is used to secure outstanding letters of credit related to operating leases for office facilities. See Note 11 to the condensed consolidated financial statements for additional details.
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
Allowance for Sales Returns: Allowance for sales returns consisted of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$6,766	$5,845	$7,808	$7,417
Add: Charged to revenue	4,966	5,275	8,574	8,164
Less: Utilization of sales return reserve	(5,356)	(3,728)	(10,006)	(8,189)
Ending balance	$6,376	$7,392	$6,376	$7,392
Allowance for Sales Incentives: Allowance for sales incentives consisted of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$16,520	$11,672	$23,024	$28,903
Add: Charged to revenue	32,772	16,993	56,033	27,550
Less: Utilization of sales incentive reserve	(22,651)	(11,237)	(52,416)	(39,025)
Ending balance	$26,641	$17,428	$26,641	$17,428
Allowance for Doubtful Accounts: Allowance for doubtful accounts consisted of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$1,656	$4,506	$2,213	$3,498
Provision for doubtful accounts	4,351	1,072	4,344	2,962
Adjustments for write-off	(138)	—	(688)	(882)
Ending balance	$5,869	$5,578	$5,869	$5,578
Customer B accounted for 10% of the Company’s accounts receivable, net balance as of June 30, 2024. The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of December 31, 2023.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires companies to provide enhanced disclosures about significant segment expenses within its reportable segment disclosures on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance applies retrospectively to all prior periods presented in the financial statements. The Company is currently in the process of evaluating the effects of the new guidance.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires incremental disclosures within the income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifying other income tax-related disclosures. The guidance is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of the new guidance.
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 14.
The contract balances include the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accounts receivable, net	$669,136	$816,337
Contract assets (included in Prepaid expenses and other current assets)	3,471	17,964

Deferred revenue, current portion	$95,974	$102,157
Deferred revenue, non-current portion	23,471	24,572
Total Deferred revenue	$119,445	$126,729
Accounts receivable are recorded at the amount invoiced, net of allowances for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $14.5 million during the six months ended June 30, 2024 due to the timing of billing to customers.
Total deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Total deferred revenue decreased by $7.3 million during the six months ended June 30, 2024 primarily due to the timing of fulfillment of performance obligations offset by an increase in deferred revenue from higher Premium Subscriptions.
Revenue recognized during the three and six months ended June 30, 2024, from amounts included in total deferred revenue as of December 31, 2023, was $15.0 million and $82.3 million, respectively. Revenue recognized during the three and six months ended June 30, 2023, from amounts included in total deferred revenue as of December 31, 2022, was $11.4 million and $66.9 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $981.0 million as of June 30, 2024, of which the Company expects to recognize approximately 52% over the next 12 months and the remainder thereafter.
The Company recognized $16.2 million and $10.3 million of revenue during the three and six months ended June 30, 2024, respectively, and recognized $17.6 million and $32.6 million during the three and six months ended June 30, 2023, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.
No customer accounted for more than 10% of the Company’s total net revenue during the three and six months ended June 30, 2024. Customer I accounted for 11% and 12% of the Company’s total net revenue during the three and six months ended June 30, 2023, respectively.

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Company’s platform segment.
Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(54,992)	$18,375	5.9
Customer relationships	14,100	(14,100)	—	—
Tradename	20,400	(6,966)	13,434	9.8
Patents	4,076	(1,334)	2,742	14.0
Total Intangible assets	$111,943	$(77,392)	$34,551	6.7

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(49,087)	$24,280	5.9
Customer relationships	14,100	(13,948)	152	4.0
Tradename	20,400	(5,966)	14,434	9.8
Patents	4,076	(1,189)	2,887	14.0
Total Intangible assets	$111,943	$(70,190)	$41,753	6.7
The Company recorded amortization expense of $3.5 million and $4.4 million for intangible assets during the three months ended June 30, 2024 and 2023, respectively. The Company recorded amortization expense of $7.2 million and $8.8 million for intangible assets during the six months ended June 30, 2024 and 2023, respectively.
The Company recorded amortization of developed technology in Cost of revenue, platform during the three and six months ended June 30, 2024, and in Cost of revenue, platform and Research and development expenses during the three and six months ended June 30, 2023. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses and amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.
As of June 30, 2024, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2024 (remaining 6 months)	$7,050
2025	12,533
2026	4,074
2027	2,737
2028	2,291
Thereafter	5,866
Total	$34,551

5. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accounts receivable, gross	$709,000	$850,464
Less: Allowances
Allowance for sales returns	6,376	7,808
Allowance for sales incentives	26,641	23,024
Allowance for doubtful accounts	5,869	2,213
Other allowances	978	1,082
Total allowances	39,864	34,127
Accounts receivable, net	$669,136	$816,337
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Computers and equipment	$50,669	$51,320
Leasehold improvements	291,105	292,418
Internal-use software	5,916	6,980
Office equipment and furniture	36,802	36,900
Property and equipment, gross	384,492	387,618
Less: Accumulated depreciation and amortization	(144,457)	(123,062)
Property and equipment, net	$240,035	$264,556
Depreciation and amortization expense for property and equipment assets for the three months ended June 30, 2024 and 2023 was $12.3 million and $14.1 million, respectively. Depreciation and amortization expense for property and equipment assets for the six months ended June 30, 2024 and 2023 was $25.1 million and $25.4 million, respectively.
During the six months ended June 30, 2024 and 2023, the Company recognized an impairment charge of $0.5 million and $0.5 million, respectively, related to property and equipment associated with the leased office facilities that are part of its restructuring efforts. See Note 15 to the condensed consolidated financial statements for additional details.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Payments due to content partners	$231,550	$239,196
Accrued cost of revenue	129,034	147,875
Marketing, retail, and merchandising expenses	53,601	147,853
Operating lease liability, current	74,070	68,099
Content liability, current	51,663	54,319
Other accrued expenses	184,549	130,698
Total Accrued liabilities	$724,467	$788,040

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Platform, current	$65,808	$66,636
Devices, current	30,166	35,521
Total deferred revenue, current	95,974	102,157
Platform, non-current	390	625
Devices, non-current	23,081	23,947
Total deferred revenue, non-current	23,471	24,572
Total Deferred revenue	$119,445	$126,729
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Content liability, non-current	$17,365	$24,115
Other long-term liabilities	22,815	25,071
Total Other long-term liabilities	$40,180	$49,186
6. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Licensed content, net and advances	$143,381	$148,777
Produced content:
Released, less amortization	60,165	77,951
Completed, not released	21,478	11,235
In production	25,012	38,275
Total produced content, net	106,655	127,461
Total Content assets, net and advances	$250,036	$276,238

Current portion (included in Prepaid expenses and other current assets)	$9,440	$18,843
Non-current portion	$240,596	$257,395
Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Licensed content	$37,234	$44,648	$74,235	$87,236
Produced content	11,090	8,264	21,980	15,078
Total amortization costs	$48,324	$52,912	$96,215	$102,314
During the three and six months ended June 30, 2024, the Company wrote-off $11.8 million of unamortized costs related to produced content assets that were removed from the content library on The Roku Channel. No unamortized costs of licensed or produced content assets were written off during the three and six months ended June 30, 2023.

7. STRATEGIC INVESTMENT
In June 2022, the Company agreed to provide financing of up to $60.0 million in the aggregate to a counterparty with whom the Company has a commercial relationship. The advances are in the form of convertible promissory notes (the “Strategic Investment”) and are recognized as Other non-current assets on the condensed consolidated balance sheets. The Strategic Investment accrues interest at 5% per annum. The convertible promissory notes have maturity dates as reflected in the table below or are due upon a redemption event or in the event of a default.
The convertible promissory notes and their date of investment and maturity are as follows (in thousands):

As of June 30, 2024
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
8. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2024			As of December 31, 2023
	Fair Value	Level 1	Level 3	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$587,231	$587,231	$—	$594,493	$594,493	$—
Money market funds	1,471,234	1,471,234	—	1,431,398	1,431,398	—
Restricted cash, current	39,735	39,735	—	40,713	40,713	—
Other non-current assets:
Strategic Investment	57,450	—	57,450	53,816	—	53,816
Total assets measured and recorded at fair value	$2,155,650	$2,098,200	$57,450	$2,120,420	$2,066,604	$53,816
The following table reflects the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$54,390	$47,678	$53,816	$39,468
Purchase of Strategic Investment	—	5,000	—	10,000
Change in estimated fair value of the Strategic Investment	3,060	(120)	3,634	3,090
Ending balance	$57,450	$52,558	$57,450	$52,558
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
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $1,471.2 million and $1,431.4 million as cash equivalents as of June 30, 2024 and December 31, 2023, respectively, using Level 1 inputs.
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
The Company did not have Level 2 instruments as of June 30, 2024 and December 31, 2023.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of June 30, 2024, the Company measured the Strategic Investment using Level 3 inputs. The fair value of the Strategic Investment on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $3.1 million and an unrealized loss of $0.1 million, in Other income (expense), net related to the adjustment to fair value of the Strategic Investment during the three months ended June 30, 2024 and June 30, 2023, respectively. The Company recorded an unrealized gain of $3.6 million and an unrealized gain of $3.1 million, in Other income (expense), net related to the adjustment to fair value of the Strategic Investment during the six months ended June 30, 2024 and June 30, 2023, respectively.
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
During the three months ended June 30, 2024, the Company recorded impairment charges of $10.7 million related to operating lease right-of-use assets associated with the leased office facilities that are part of its restructuring efforts. The Company did not record any impairment charges during the three months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, the Company recorded impairment charges of $11.2 million and $3.8 million, respectively, related to operating lease right-of-use assets, and $0.5 million and $0.5 million, respectively, related to property and equipment, both associated with the leased office facilities that are part of its restructuring efforts. See Note 15 to the condensed consolidated financial statements for additional details.
9. LEASES
The Company's operating leases are primarily for office facilities. The leases have remaining terms ranging from less than one year to nine years and may include options to extend or terminate the lease. The depreciable life of operating lease right-of-use assets is limited by the expected lease term. The Company has executed sublease agreements for a portion of its available office space. The subleases are also classified as operating leases.
The components of lease expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease expense	$18,247	$21,671	$36,380	$43,146
Variable lease expense	5,231	6,080	10,753	12,372
Sublease income	(1,975)	—	(2,885)	—
Total operating lease expense	$21,503	$27,751	$44,248	$55,518

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$22,466	$18,327	$43,722	$35,320
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,885	$9,352	$2,885	$11,909
Decrease in operating lease right-of-use assets due to impairment (See Note 15 for details)	$10,656	$—	$11,232	$3,790
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$338,422	$371,444

Operating lease liability, current (included in Accrued liabilities)	$74,070	$68,099
Operating lease liability, non-current	553,375	586,174
Total operating lease liability	$627,445	$654,273

Weighted-average remaining term for operating leases (in years)	7.5	7.9
Weighted-average discount rate for operating leases	3.96%	3.94%
Future lease payments under operating leases excluding any sublease income from sublease arrangements as of June 30, 2024 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2024 (remaining 6 months)	$46,136
2025	99,185
2026	100,833
2027	99,840
2028	100,017
Thereafter	282,510
Total future lease payments	728,521
Less: imputed interest	(97,817)
Less: expected tenant improvement allowance	(3,259)
Total (1)	$627,445
(1) Total lease liabilities include liabilities related to operating leases right-of-use assets which were included in the impairment charges as part of the Company’s restructuring efforts reflected in Note 15 to the condensed consolidated financial statements.
As of June 30, 2024, the Company had no commitments relating to operating leases that have not yet commenced.
As of June 30, 2024, the Company expects to receive approximately $45.3 million from its sublease arrangements which have a weighted average remaining lease term of approximately 5.3 years.

10. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
As of June 30, 2024, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of
June 30, 2024
Common stock awards granted under equity incentive plans	12,076
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan (1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	35,777
Total reserved shares of common stock	52,942
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
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2023	8,674	$97.33
Awarded	316	62.30
Released	(1,585)	110.11
Forfeited	(416)	100.37
Balance as of June 30, 2024	6,989	$92.66
As of June 30, 2024, the Company had $507.9 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Options
Stock option activity for the six months ended June 30, 2024 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,310	$75.55	6.8
Granted	92	64.34	—
Exercised	(287)	30.24	—
Forfeited and expired	(28)	141.30	—
Balance as of June 30, 2024	5,087	$77.54	6.5	$61,416

Options exercisable as of June 30, 2024	3,572	$68.52	5.8	$55,185
As of June 30, 2024, the Company had $50.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.8 years.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.
The following table shows the total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of revenue, platform	$282	$349	$696	$688
Cost of revenue, devices	139	812	1,038	1,616
Research and development	33,365	34,824	70,955	73,487
Sales and marketing	31,431	31,225	63,952	65,364
General and administrative	23,179	22,369	46,387	44,896
Total stock-based compensation	$88,396	$89,579	$183,028	$186,051
11. COMMITMENTS AND CONTINGENCIES
Manufacturing Purchase Commitments
The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of June 30, 2024, the Company had $326.0 million of non-cancelable purchase commitments for inventory. As of June 30, 2024, the Company had accrued $14.0 million related to anticipated losses on firm purchase commitments of inventory. The accrual is recorded in Accrued liabilities in the condensed consolidated balance sheets and the related expense is recorded in Cost of revenue, devices in the condensed consolidated statements of operations.
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

As of June 30, 2024, the Company's total obligation for licensed and produced content was $262.6 million, of which the Company recorded $55.1 million in Current liabilities and $17.4 million in Other long-term liabilities in the condensed consolidated balance sheets. The remaining $190.1 million is not yet recognized on the condensed consolidated balance sheets as the content does not meet the criteria for asset recognition.
The expected timing of payments for these content obligations are as follows (in thousands):

Year Ending December 31,
2024 (remaining 6 months)	$112,426
2025	104,217
2026	26,109
2027	9,625
2028	5,429
Thereafter	4,839
Total content obligations	$262,645
Letters of Credit
As of June 30, 2024 and December 31, 2023, the Company had irrevocable letters of credit outstanding in the amount of $36.8 million and $37.5 million, respectively, related to operating leases for office facilities. The letters of credit have various expiration dates through 2030. The outstanding letters of credit are secured by the Company’s existing cash balance, a portion of which is restricted for that purpose. See Note 2 to the condensed consolidated financial statements for additional information.
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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the three and six months ended June 30, 2024 and 2023, the Company did not have any loss contingencies that were material.
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

12. INCOME TAXES
Income tax benefit was $9.2 million and income tax expense was $1.6 million for the three months ended June 30, 2024 and 2023, respectively. Income tax benefit was $4.4 million and income tax expense was $5.2 million for the six months ended June 30, 2024 and 2023, respectively.
The increase in income tax benefit for the three and six months ended June 30, 2024 is primarily attributable to the release of the valuation allowance on certain foreign deferred tax assets, offset by an increase in U.S. income taxes. The Company recorded a discrete tax benefit of $11.1 million related to the release of its valuation allowance against certain foreign deferred tax assets, which are expected to be utilized based on future forecasted income.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of June 30, 2024, the Company analyzed all available objective evidence, both positive and negative, and believes it is more-likely-than-not that some deferred tax assets will not be realizable. Accordingly, the Company has provided a valuation allowance against its U.S. deferred tax assets.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net Loss	$(33,953)	$(107,595)	$(84,808)	$(301,199)
Denominator:
Weighted-average common shares outstanding — basic and diluted	144,339	141,033	144,045	140,685
Net loss per share — basic and diluted	$(0.24)	$(0.76)	$(0.59)	$(2.14)
For the three and six months ended June 30, 2024, outstanding equity awards of 12.1 million shares of common stock are excluded from the calculation of diluted net loss per share because of their anti-dilutive effect.
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
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Platform segment revenue:
Customer I	*	13%	*	13%
Customer J	10%	*	*	*

Devices segment revenue:
Customer A	19%	*	21%	*
Customer B	28%	17%	23%	14%
Customer C	29%	45%	29%	41%
* Less than 10%
Revenue by geography is determined based on the location where the Company’s products and services are delivered. Revenue in international markets was less than 10% in each of the periods presented.
Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of
	June 30, 2024	December 31, 2023
United States	$452,415	$497,024
United Kingdom	101,870	109,315
Other countries	24,172	29,661
Total	$578,457	$636,000
The Company recorded impairment charges for certain operating lease right-of-use assets and property and equipment during the six months ended June 30, 2024 and 2023. See Note 15 to the condensed consolidated financial statements for additional information.
15. RESTRUCTURING
The Company began efforts to reduce its operating expense growth rate due to economic conditions in the fourth quarter of fiscal 2022. The Company recorded employee termination expenses and an impairment charge related to abandoned technology assets during the year ended December 31, 2022.
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

During the three and six months ended June 30, 2024, the Company recorded restructuring charges associated with employee termination expenses consisting primarily of severance payments, employee benefits contributions, payroll taxes and related costs, and impairment charges related to decisions to sub-lease and cease the use of certain office facilities and related property and equipment.
Restructuring charges are recorded as follows (in thousands):

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Total
Cost of revenue, platform	$7	$—	$—	$7	$—	$—	$—
Cost of revenue, devices	—	—	—	—	—	—	—
Research and development	(15)	9	282	276	(547)	—	(547)
Sales and marketing	11	—	8,197	8,208	610	—	610
General and administrative	14	1	2,176	2,191	73	(90)	(17)
Total restructuring charges	$17	$10	$10,655	$10,682	$136	$(90)	$46

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total
Cost of revenue, platform	$(3)	$—	$—	$(3)	$—	$—	$—	$—
Cost of revenue, devices	1	—	5	6	—	—	—	—
Research and development	368	46	815	1,229	13,303	—	—	13,303
Sales and marketing	697	2	8,370	9,069	7,287	—	—	7,287
General and administrative	(116)	(23)	2,316	2,177	4,785	1,603	4,338	10,726
Total restructuring charges	$947	$25	$11,506	$12,478	$25,375	$1,603	$4,338	$31,316
The asset impairment charges for the three months ended June 30, 2024 include $10.7 million of operating lease right-of-use assets impairment, offset by less than $0.1 million of adjustments to other long-term liabilities and assets. The asset impairment charges for the six months ended June 30, 2024 include $11.2 million of operating lease right-of-use assets impairment, and $0.5 million of property and equipment impairment, offset by $0.3 million of adjustments to other long-term liabilities and assets. The asset impairment charges for the six months ended June 30, 2023 include $3.8 million of operating lease right-of-use assets impairment, and $0.5 million of property and equipment impairment.
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facilities exit costs, which are included in Accrued liabilities in the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$2,343	$904	$3,247	$25,199	$1,295	$26,494
Restructuring charges incurred	17	10	27	136	(90)	46
Payments made	(2,179)	(75)	(2,254)	(24,913)	(385)	(25,298)
Ending balance	$181	$839	$1,020	$422	$820	$1,242

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$12,661	$1,198	$13,859	$22,093	$—	$22,093
Restructuring charges incurred	947	25	972	25,375	1,603	26,978
Payments made	(13,427)	(384)	(13,811)	(47,046)	(783)	(47,829)
Ending balance	$181	$839	$1,020	$422	$820	$1,242

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report for the year ended December 31, 2023, filed on February 16, 2024 with the SEC.
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
We had 83.6 million and 73.5 million Streaming Households as of June 30, 2024 and 2023, respectively, reflecting an increase of 14%.
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
We streamed 30.1 billion and 25.1 billion hours during the three months ended June 30, 2024 and 2023, respectively, reflecting an increase of 20%.
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
ARPU stayed flat at $40.68 as of June 30, 2024 as compared to $40.67 as of June 30, 2023 due to an increasing share of Streaming Households in international markets which outpaced the monetization of our streaming platform and our growth in revenue.
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
Our Free Cash Flow was $317.9 million and negative $169.3 million for the TTM periods ended June 30, 2024 and 2023, respectively.
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
The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$332,304	$15,383
Less: Purchases of property and equipment	(11,850)	(181,803)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,537)	(2,914)
Free cash flow (TTM)	$317,917	$(169,334)

Components of Results of Operations
Revenue
Platform Revenue
We generate platform revenue from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls). Our ad inventory includes video ad inventory from AVOD content in The Roku Channel, native display ads on the Roku Home Screen and screen saver, as well as ad inventory we obtain through our streaming services distribution agreements with our content partners. To supplement supply, we purchase advertising inventory from our content partners, on an as needed basis. To date, we have generated most of our platform revenue in the United States.
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
Cost of Revenue, Devices
Cost of revenue, devices is comprised mostly of manufacturing costs payable to third party manufacturers for devices we sell which include streaming players, Roku-branded TVs, audio products and smart home products. Cost of revenue, devices also includes technology licenses or royalty fees on devices we sell, inbound and outbound freight, duty and logistics costs, third-party packaging, inventory provisions, and allocated overhead costs related to facilities, third-party cloud services, and salaries, benefits, and stock-based compensation for operations personnel.
Operating and Other Expenses
Research and Development
Research and development expenses consist primarily of salaries, benefits, and stock-based compensation for our development teams as well as outsourced development expenses. In addition, research and development expenses include allocated facilities and overhead expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries, benefits, commissions, and stock-based compensation for our employees engaged in sales and sales customer support, marketing, communications, data science and analytics, business development, product management, and partner support functions. Sales and marketing expenses also include marketing, retail and merchandising expenses, and allocated facilities and overhead expenses.
General and Administrative
General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation for our finance, legal, information technology, human resources, business operations support, and other administrative personnel. General and administrative expenses also include outside legal, accounting, and other professional service fees as well as allocated facility and overhead expenses.
Other Income, Net
For the three and six months ended June 30, 2024, and 2023, other income, net primarily consists of interest income on cash and cash equivalents, income recognized related to non-cash consideration associated with the delivery of services as part of a strategic commercial arrangement, foreign currency re-measurement and transaction gains and losses, and net change in the fair value of the Strategic Investment (as defined in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report).
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists primarily of income taxes in certain foreign jurisdictions where we conduct business and income taxes in the United States. We have a full valuation allowance against net deferred tax assets in the U.S. During the three months ended June 30, 2024, we released the valuation allowance on certain foreign deferred tax assets and recognized an income tax benefit.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Revenue:
Platform	85%	88%	85%	87%
Devices	15%	12%	15%	13%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	40%	41%	40%	41%
Devices	16%	14%	16%	14%
Total cost of revenue	56%	55%	56%	55%
Gross Profit (Loss):
Platform	45%	47%	45%	46%
Devices	(1)%	(2)%	(1)%	(1)%
Total gross profit	44%	45%	44%	45%
Operating Expenses:
Research and development	18%	23%	19%	26%
Sales and marketing	23%	27%	23%	29%
General and administrative	10%	10%	10%	11%
Total operating expenses	51%	60%	52%	66%
Loss from Operations	(7)%	(15)%	(8)%	(21)%
Other income, net	3%	2%	3%	2%
Loss Before Income Taxes	(4)%	(13)%	(5)%	(19)%
Income tax expense (benefit)	(1)%	—%	—%	—%
Net Loss	(3)%	(13)%	(5)%	(19)%

Comparison of the Three and Six Months Ended June 30, 2024 and June 30, 2023
Net Revenue

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change $	Change %	June 30, 2024	June 30, 2023	Change $	Change %
(in thousands, except percentages)
Platform	$824,333	$743,835	$80,498	11%	$1,579,268	$1,378,453	$200,815	15%
Devices	143,846	103,351	40,495	39%	270,380	209,723	60,657	29%
Total net revenue	$968,179	$847,186	$120,993	14%	$1,849,648	$1,588,176	$261,472	16%
Platform
Platform revenue increased by $80.5 million, or 11%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to higher revenue from streaming services distribution, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel, in addition to slightly higher advertising revenue, despite continued weakness in the media and entertainment vertical.
Platform revenue increased by $200.8 million, or 15%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to higher revenue from streaming services distribution, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel, in addition to higher advertising revenue, despite continued weakness in the media and entertainment vertical.
Devices
Devices revenue increased by $40.5 million, or 39%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to higher revenue from Roku-branded TVs and to a lesser extent higher revenue from streaming players and accessories. This was offset by lower revenue from audio and smart home products and services. During the three months ended June 30, 2024, the average selling price of all devices shipped increased by 22% and the volume of all devices shipped increased by 13% as compared to the three months ended June 30, 2023. The increase in average selling price is due to increased sales of Roku-branded TVs which generally sell at higher prices compared to streaming players. The increase in the volume of devices shipped was mainly due to higher sales of Roku-branded TVs and to a lesser extent higher sales of streaming players, offset by lower sales of audio and smart home products.
Devices revenue increased by $60.7 million, or 29%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to higher revenue from Roku-branded TVs and to a lesser extent higher revenue from streaming players and accessories. This was offset by lower revenue from licensing arrangements with service operators and lower revenue from audio and smart home products and services. During the six months ended June 30, 2024, the average selling price of all devices shipped increased by 26% and the volume of all devices shipped increased by 7% as compared to the six months ended June 30, 2023. The increase in average selling price is due to increased sales of Roku-branded TVs which generally sell at higher prices compared to streaming players. The increase in the volume of devices shipped was mainly due to higher sales of Roku-branded TVs and to a lesser extent higher sales of streaming players offset by lower sales of audio and smart home products.
Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change $	Change %	June 30, 2024	June 30, 2023	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$384,454	$348,010	$36,444	10%	$745,020	$648,597	$96,423	15%
Devices	159,025	120,905	38,120	32%	291,637	223,711	67,926	30%
Total cost of revenue	$543,479	$468,915	$74,564	16%	$1,036,657	$872,308	$164,349	19%
Platform
The cost of revenue, platform increased by $36.4 million, or 10%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily driven by higher costs of acquiring content, write-off of content assets, and higher credit card processing fees, partially offset by lower content asset amortization and lower cost of advertising inventory.

The cost of revenue, platform increased by $96.4 million, or 15%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily driven by higher costs of acquiring content, write-off of content assets, and higher credit card processing fees, partially offset by lower content asset amortization and lower cost of advertising inventory.
Devices
The cost of revenue, devices increased by $38.1 million, or 32%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily driven by higher manufacturing costs of $30.1 million, higher freight costs of $4.7 million, and higher inventory related provisions including losses on firm purchase commitments of $8.0 million. The increase in manufacturing costs was driven primarily by the cost of manufacturing Roku-branded TVs. The increases were offset by lower royalty costs and rebates of $4.4 million.
The cost of revenue, devices increased by $67.9 million, or 30%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily driven by higher manufacturing costs of $52.3 million, higher freight costs of $9.1 million, and higher inventory related provisions including losses on firm purchase commitments of $6.8 million. The increase in manufacturing costs was driven primarily by the cost of manufacturing Roku-branded TVs.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change $	Change %	June 30, 2024	June 30, 2023	Change $	Change %
(in thousands, except percentages)
Research and development	$175,481	$192,387	$(16,906)	(9)%	$355,940	$412,472	$(56,532)	(14)%
Sales and marketing	221,656	227,192	(5,536)	(2)%	423,780	461,111	(37,331)	(8)%
General and administrative	98,806	84,652	14,154	17%	176,550	180,705	(4,155)	(2)%
Total operating expenses	$495,943	$504,231	$(8,288)	(2)%	$956,270	$1,054,288	$(98,018)	(9)%
Research and development
Research and development expenses decreased by $16.9 million, or 9%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was primarily due to lower personnel-related expenses of $11.3 million and lower office facilities and IT infrastructure expenses of $6.4 million.
Research and development expenses decreased by $56.5 million, or 14%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was due to lower personnel-related expenses of $26.2 million, lower restructuring charges of $12.1 million, lower office facilities and IT infrastructure expenses of $10.2 million, and lower consulting expenses of $6.7 million.
Sales and marketing
Sales and marketing expenses decreased by $5.5 million, or 2%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was due to lower personnel-related expenses of $9.9 million, lower marketing, retail, and merchandising expenses of $2.3 million, and lower office facilities and IT infrastructure expenses of $3.7 million, offset by higher restructuring charges of $7.6 million and higher consulting expenses of $2.5 million.
Sales and marketing expenses decreased by $37.3 million, or 8%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was due to lower personnel-related expenses of $26.2 million, lower marketing, retail, and merchandising expenses of $8.1 million, and lower office facilities and IT infrastructure expenses of $6.5 million, offset by higher restructuring charges of $1.8 million and higher consulting expenses of $1.9 million.
General and administrative
General and administrative expenses increased by $14.2 million, or 17%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was due to higher legal and consulting expenses of $8.1 million, higher restructuring charges of $2.2 million and higher bad debt expense of $3.3 million, offset by lower personnel-related expenses of $0.9 million and lower office facilities and IT infrastructure expenses of $0.7 million.

General and administrative expenses decreased by $4.2 million, or 2%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was due to lower restructuring charges of $8.5 million, lower personnel-related expenses of $3.5 million and lower office facilities and IT infrastructure expenses of $1.4 million, offset by higher legal and consulting expenses of $5.9 million and higher bad debt expense of $1.4 million.
Other Income, Net

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change $	Change %	June 30, 2024	June 30, 2023	Change $	Change %
(in thousands, except percentages)
Other income, net	$28,129	$19,995	$8,134	41%	$54,075	$42,415	$11,660	27%
Other income, net, increased $8.1 million, or 41%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily driven by an increase in interest income of $5.7 million from higher interest rates on our cash balances and an increase in other income of $3.1 million from higher unrealized gains related to the change in the fair value of the Strategic Investment, offset by foreign exchange losses of $1.0 million due to fluctuations in exchange rates.
Other income, net, increased $11.7 million, or 27%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily driven by an increase in interest income of $10.2 million from higher interest rates on our cash balances and an increase in other income of $2.1 million from higher unrealized gains related to the change in the fair value of the Strategic Investment, offset by foreign exchange losses of $0.6 million due to fluctuations in exchange rates.
Income Tax Expense (Benefit)

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change $	Change %	June 30, 2024	June 30, 2023	Change $	Change %
(in thousands, except percentages)
Income tax expense (benefit)	$(9,161)	$1,630	$(10,791)	(662)%	$(4,396)	$5,194	$(9,590)	(185)%
Income tax expense decreased by $10.8 million, to reflect a benefit during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a tax benefit from the release of a valuation allowance on certain foreign deferred tax assets.
Income tax expense decreased by $9.6 million, to reflect a benefit during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a tax benefit from the release of a valuation allowance on certain foreign deferred tax assets.

Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $2,058.5 million. Approximately 6% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which is used to fund foreign operations.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$70,089	$(6,359)
Cash flows used in investing activities	$(1,547)	$(82,316)
Cash flows used in financing activities	$(32,944)	$(78,496)
Cash Flows from Operating Activities
Our operating activities provided cash of $70.1 million for the six months ended June 30, 2024. Our net loss of $84.8 million for the six months ended June 30, 2024 was adjusted by non-cash charges of $360.2 million comprised primarily of stock-based compensation, amortization and write-off of content assets, depreciation and amortization of property and equipment and intangible assets, and amortization of operating lease right-of-use assets. The changes in our operating assets and liabilities used cash of $205.3 million, primarily due to a decrease in accounts payable and accrued liabilities due to timing of payments, payments made to acquire content, payments made for operating leases liabilities, a decrease in deferred revenue, an increase in prepaid expenses and other current assets, other long-term assets and the inventory balance. This was offset mainly by a decrease in the accounts receivable balance.
Cash Flows from Investing Activities
Our investing activities for the six months ended June 30, 2024 included cash outflows of $1.5 million consisting of purchases of property and equipment.
Cash Flows from Financing Activities
Our financing activities used cash of $32.9 million for the six months ended June 30, 2024. The cash outflow related primarily to the tax payments of $41.6 million made by us on net settlement of the equity awards vested during the period offset by $8.7 million received from proceeds from the exercise of employee stock options.

Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of June 30, 2024 consisted of:
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 11 to the condensed consolidated financial statements, Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue, key performance metrics (including Streaming Households, Streaming Hours, ARPU, and Free Cash Flow), and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, key performance metrics, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized. The risks facing our business have not changed substantively from those discussed in our Annual Report, filed with the SEC on February 16, 2024, except for those risks marked with an asterisk (*).
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:
Risks Related to Our Business and Industry
•the highly competitive nature of the TV streaming industry that is rapidly evolving;
•our ability to grow revenues from advertising on our platform;
•our ability to further monetize our streaming platform;
•our ability to successfully work with third-party demand sources and run our demand-side platform;
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
•irrelevant or unengaging advertising campaigns on our streaming platform;
•our ability to operate and monetize The Roku Channel;
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

•our ability to obtain or maintain necessary or desirable licenses, certifications, or approvals related to our use or support of third-party technology, intellectual property, or services;
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
Risks Related to Cybersecurity, Reliability, and Data Privacy
•data security incidents, including cybersecurity attacks, or other significant disruptions of our information technology systems that could adversely affect our business and subject us to liability;
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
In addition, many TV brands offer their own TV streaming solutions within their TVs. Other devices, such as game consoles, also incorporate TV streaming functionality. Similarly, some service operators, such as Comcast and Charter Communications (and their joint venture, Xumo, LLC), offer TV streaming applications and devices as part of their cable service plans and can leverage their existing user bases, installation networks, broadband delivery networks, and name recognition to gain traction in TV streaming. If viewers of TV streaming content prefer alternative products to Roku streaming devices, we may not be able to achieve our expected growth in platform revenue, gross profit, and our key performance metrics.
We also compete for Streaming Hours with mobile streaming applications on smartphones and tablets, and users may prefer to view streaming content on such applications. Increased use of mobile or other platforms for TV streaming could adversely impact the growth of our Streaming Hours, harm our competitive position, and otherwise harm our business.
We expect competition in TV streaming from the large companies and service operators described above, as well as new and growing companies, to continue to increase in the future. This increased competition could result in pricing pressure, lower revenue and gross profit, declines in our key performance metrics, or the failure of Roku streaming devices, our streaming platform, or our other products to gain or maintain broad market acceptance. To remain competitive and maintain our position as a leading TV streaming platform, we need to continuously invest in our platform, product development, marketing, service and support, and device distribution infrastructure. In addition, evolving TV standards and unknown future developments may require further investments in the development of Roku streaming devices, our streaming platform, and our other products. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, and other resources than us, which provide them with advantages in developing, marketing, or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion, sales, and distribution of their products or their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our sales volume, revenue, and operating margins, increase our operating costs, harm our competitive position, and otherwise harm our business.
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

Our future growth depends our ability to grow revenues from advertising on our streaming platform.*
We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, including social media and other digital platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising, and lower ARPU and Free Cash Flow. For example, Netflix, Disney+, and Amazon Prime Video have launched ad-supported tiers in their streaming services, which has further increased competition for streaming TV advertising revenue. These services, as well as other services such as YouTube, Tubi, and Pluto, sell (either through direct sales or programmatically through third parties) ad inventory in their adsupported content that is distributed on our streaming platform. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our streaming platform’s capabilities to further optimize and measure advertisers’ campaigns; continuing to increase our streaming platform’s reach; increasing, differentiating, and selling our advertising inventory, including video ad inventory we sell in The Roku Channel, video ad inventory that we acquire through our streaming services distribution agreements, and native display ads on the Roku Home Screen and throughout our streaming platform; innovating our ad product offerings; and maintaining a strong advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to industry changes or trends, which would harm our ability to grow our advertising revenue and would harm our business.
Many advertisers continue to devote a substantial portion of their advertising budgets to advertising in traditional media or on other digital platforms, such as traditional TV, radio, print publications, and social media. The future growth of our business depends on the growth of advertising on TV streaming platforms and on advertisers increasing their spending on advertising on our streaming platform. Although traditional TV advertisers have shown growing interest in advertising on TV streaming platforms, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising or shift their advertising spending to social media and other digital platforms (rather than to us). In addition, if we are unable to compete with social media and other digital platforms to win business from advertisers and advertising agencies who have traditionally advertised on these platforms, such as direct-to-consumer and small or medium-sized businesses, our ability to grow our business may be limited. If advertisers, or their agency relationships, do not perceive meaningful benefits of advertising on streaming TV platforms, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.
Finally, there is political or regulatory pressure in some countries to limit streaming TV advertising (including limiting the advertising that may be associated with children’s content) or impose local content requirements on streaming TV services, which could pose a threat to our services.
We may not be successful in our efforts to further monetize our streaming platform, which may harm our business.*
Our business model depends on our ability to generate platform revenue from advertisers and content partners through ad-supported content and native display ads. We generate platform revenue primarily from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls). As such, we are seeking to expand the number of Streaming Households and increase Streaming Hours in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of Streaming Hours, however, does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed or every user on our platform. Moreover, Streaming Hours on our platform are measured whenever a Roku streaming device is streaming content, whether a viewer is actively watching or not. For example, if a player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep and does not stop or pause the player, then the particular streaming app may continue to play content for a period of time determined by the streaming app (although all Roku devices include a Roku OS feature that is designed to identify when content has been continuously streaming on an app for an extended period of time without user interaction, which periodically prompts the user to confirm that they are still watching the selected app and closes the app if the user does not respond affirmatively).
Our ability to deliver advertisements relevant to our users and to increase our streaming platform’s value to advertisers and content partners depends on the collection of user engagement data, which may be restricted or prevented by a number of factors, including the evolving data protection legal landscape. Users may decide to opt out or restrict our ability to collect viewing data or to provide them with more relevant advertisements. Content partners may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular apps to improve the relevancy of advertisements provided to our users.

Other apps available on our streaming platform, such as Amazon Prime Video, Apple TV+, Hulu, and YouTube, are focused on increasing user engagement and time spent within their apps by allowing users to purchase additional content and streaming services within their apps; when users purchase these additional services within these apps, we may earn less revenue than when the services are purchased directly from us. If our users spend most of their time within particular apps where we have limited or no ability to place advertisements or leverage user information, or our users opt out from our ability to collect data for use in providing more relevant advertisements, we may not be able to achieve our expected growth in platform revenue, gross profit, or key performance metrics. Additionally, our distribution agreements with our most popular apps are renegotiated periodically; thus, even if we are currently able to monetize Streaming Hours within an app, we may not be able to do so in the future. If we are unable to further monetize our streaming platform, our business may be harmed.
Our efforts to monetize our streaming platform may not continue to grow as we expect, and our platform revenue growth has been, and may continue to be, lower than expected due to advertising inventory supply and demand imbalances, advertisers significantly curtailing or pausing advertising spending due to inflationary pressures, recessionary fears, or other reasons that are out of our control, or competitive pressures from video ad offerings on other TV streaming platforms or services. In addition, advertisers’ spending commitments, such as those we obtain in connection with annual TV Upfront presentations, are typically not fully binding, and the revenue we receive from such commitments may be less than the initially committed amount. This means that in order to materially increase the monetization of our streaming platform through the sale of video advertising, we will need to attract significantly more advertising dollars to our streaming platform as well as deliver ad-supported content that results in our users streaming significantly more ad-supported content. Accordingly, there can be no assurance that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.
If we are not successful in working with third-party demand sources or in running our demand-side platform (“DSP”), our business may be harmed.*
Advertisers and advertising agencies can programmatically purchase and manage their streaming TV, desktop, and mobile advertising campaigns both off and on the Roku platform through third-party demand sources (such as third-party DSPs and supply-side platforms (“SSPs”)) and OneView (our proprietary DSP). The market for programmatic streaming TV ad buying is an evolving market, and our current and potential advertisers and advertising agencies may not continue to shift to programmatic ad buying from other buying methods as quickly as we expect or at all. If the market for programmatic streaming TV ad buying deteriorates or develops more slowly than we expect, advertisers and advertising agencies may not use DSPs or SSPs, and our business could be harmed. If we are unable to expand our programmatic demand by maintaining and developing third-party demand relationships in a way that is competitive with other advertising platforms, our business could be harmed. In addition, if DSPs or SSPs do not have the functionality or services expected by advertisers or advertising agencies, they may take their advertising spend to a non-Roku platform. We also may not be able to adapt to changes or trends in programmatic streaming TV advertising, which would harm our ability to grow our advertising revenue and harm our business.
Our growth depends in part on our ability to develop, maintain, and expand relationships with our licensed Roku TV partners and manufacturing partners and, to a lesser extent, service operators.
We license the Roku OS and our smart TV reference designs to certain TV brand and manufacturing partners for the development, manufacture, and commercialization of licensed Roku TV models. We have developed, and intend to continue to develop and expand, relationships with these TV brand and manufacturing partners. We continue to invest in the growth and expansion of our Roku TV program both in the United States and international markets. For a number of years, the sale of Roku TV models by our licensed Roku TV partners has materially contributed to growth in our Streaming Households and Streaming Hours and supported our platform monetization efforts. This growth has primarily been driven by North America; however, our Roku TV licensing program has been expanded to certain international markets and has represented an increased share of new Streaming Households. We do not typically receive, nor do we typically expect to receive, license revenue from these arrangements, but we typically incur operating expenses in connection with establishing and supporting these commercial agreements.
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
We depend on a small number of content partners for a majority of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the three months ended June 30, 2024, the top three streaming services (excluding The Roku Channel) represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, our Streaming Households, or Roku streaming device sales may be adversely affected, and our business may be harmed.
If popular or new content publishers do not publish content on our streaming platform, we may fail to retain existing users and attract new users.*
We must continuously maintain existing relationships and identify and establish new relationships with content publishers to provide popular streaming apps, streaming app features, and content. In order to remain competitive, we must consistently meet user demand for popular streaming apps, streaming app features, and content, particularly as we launch new streaming devices, introduce new TVs powered by the Roku OS, or enter new markets, including international markets. This may be challenging as the industry continues to evolve, including through consolidation of content publishers, joint ventures among content publishers, and licensing of content between content publishers. If we are not successful in helping our content publishers launch and maintain streaming apps and streaming app features that attract and retain a significant number of users on our streaming platform or if we are not able to do so in a cost-effective manner, our business will be harmed. Our ability to successfully help content publishers maintain and expand their app offerings on a cost-effective basis largely depends on our ability to:
•effectively promote and market new and existing streaming apps;
•minimize launch delays of new and updated streaming apps; and
•minimize streaming platform downtime and other technical difficulties.
In addition, if service operators, including traditional TV providers, refuse to grant our users access to stream certain apps or only make content available on devices they prefer, our ability to offer a broad selection of popular streaming apps or content may be limited. If we fail to help our content publishers maintain and expand their audiences on our streaming platform or their apps are not available on our streaming platform, our business may be harmed.
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

The loss of such apps or app features from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content partners on terms favorable to us, or at all, or if these content partners face problems in delivering their content across our streaming platform, we may lose app partners or users and our streaming device sales, Streaming Household growth, and engagement may be harmed.
If we are unable to maintain an adequate supply of quality video ad inventory on our streaming platform or generate sufficient demand to effectively sell our available video ad inventory, our business may be harmed.*
Our business model depends on our ability to grow video ad inventory on our streaming platform and sell it to advertisers. While The Roku Channel has historically served as a valuable source of video ad inventory for us to sell, there is no guarantee that it will continue to do so in the future. If The Roku Channel is unable to secure content that is appealing to our users and advertisers, or is unable to do so on terms that provide a sufficient supply of ad inventory at reasonable cost, our supply of video ad inventory will be negatively impacted. We are also dependent on our ability to monetize video ad inventory within other ad-supported apps on our streaming platform. We seek to obtain the ability to sell such inventory from the content partners of such apps. We may fail to attract content partners that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform or fail to obtain access to a sufficient quantity and quality of ad inventory from the publishers of such content. Our access to video ad inventory in ad-supported streaming apps on our streaming platform varies greatly among apps. Accordingly, we may not have access to a significant portion of the video ad inventory on our streaming platform. For certain apps, including YouTube’s ad-supported app, we have no access to video ad inventory at this time and we may not secure access in the future. Moreover, when existing SVOD services introduce new ad-supported tiers to their streaming services, we have in the past and in the future may not be able to reach agreement on access to video ad inventory on these tiers on mutually agreeable terms, or at all. The amount, quality, and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video ad inventory at reasonable costs to keep up with demand, our business may be harmed. Further, even if we have an adequate supply of quality video ad inventory, we may not be able to generate sufficient demand for such ad inventory or sell the ad inventory at our desired price. If we are unable to effectively sell our available video ad inventory, our business may be harmed.
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
If the advertising campaigns on our streaming platform decrease, or the campaigns that run are not relevant or not engaging to our users, our business may be adversely impacted.*
We have made, and are continuing to make, investments to engage with more advertisers and content partners, and enable them to deliver more relevant advertising campaigns to our viewers. However, a small number of content partners historically have accounted for a significant portion of the media and entertainment promotional spending campaigns on our streaming platform, and consolidation among content partners has in the past resulted, and may in the future result, in decreased media and entertainment promotional spending campaigns on our streaming platform. If our content partners decrease the media and entertainment promotional spending campaigns on our streaming platform, our financial condition and operating results may suffer, and our business may be harmed.
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

We are subject to various risks in connection with our operation and monetization of The Roku Channel.*
We operate The Roku Channel, which offers ad-supported free access for users to a collection of films, television series, live linear television, and other content. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion, and operation of The Roku Channel, which we monetize primarily through advertising. We also commission original content that we own and distribute on The Roku Channel. From time to time, we may remove underperforming content from The Roku Channel and record an impairment charge related to such removal, as we did in fiscal year 2023 and during the three months ended June 30, 2024.
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
If our users sign up for offerings and services outside of our streaming platform or through other apps on our streaming platform, our business may be harmed.
We earn revenue by acquiring subscribers for certain of our content partners activated on or through our streaming platform, including Premium Subscriptions on The Roku Channel, which allow our users to pay for content from various content partners. If users reduce the degree to which they use our streaming platform for these purchases or subscriptions for any reason, and instead increase the degree to which they pay for services directly with content partners or by other means for which we do not receive attribution, our business may be harmed.
In addition, certain apps available on our streaming platform allow users to purchase additional streaming services from within those apps. The revenue we earn from these transactions is not always equivalent to the revenue we earn from sales of such additional services on a stand-alone basis through our streaming platform. If users increase their spending on such in-app transactions at the expense of stand-alone purchases through our streaming platform, our business may be harmed.
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

Our retailers and distributors also sell products that compete with our products and our licensed Roku TV partners’ products, including house-branded televisions sold by such retailers that utilize TV operating systems other than the Roku OS. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors, and there can be no assurance that we will reach agreements with our retailers and distributors on terms we find acceptable or that will be consistent with our past practices. We may be reliant on certain retailers or distributors. Amazon, Best Buy, and Walmart in total accounted for 76% and 67% of our devices revenue for the three months ended June 30, 2024 and June 30, 2023, respectively. Furthermore, our licensed Roku TV partners may be reliant on the same retailers and distributors or other retailers and distributors for a significant portion of their unit sales of Roku TV models. If one or several retailers or distributors were to discontinue selling our products or our licensed Roku TV partners’ products, choose not to prominently display those products in their stores or on their websites, or close or severely limit access to their brick and mortar locations, the volume of our products or our licensed Roku TV partners’ products sold could decrease, which would harm our business. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
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
We are subject to payment-related risks and, if our advertisers, advertising agencies, or programmatic partners do not pay or dispute their invoices, our business may be harmed.*
Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers.
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

We may also be involved in disputes with agencies, their advertisers, or our programmatic partners over the operation of our streaming platform, the terms of our agreements, or our billings for purchases made by them through our streaming platform, our DSP, or other programmatic partners. If we are unable to collect or make adjustments to bills, we could incur credit losses, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies, and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition, and operating results. If we are not paid by our advertisers or advertising agencies on time or at all, our business may be harmed.
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
•the ability of our contract manufacturers to produce quality products and minimize defects, manufacturing mishaps, shipping costs, and delays;
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
•capacity constraints;
•reduced component availability;
•production, supply chain, increased shipping costs, or shipping disruptions or delays, including from labor disputes, strikes, mechanical issues, quality control issues, natural disasters, geopolitical conflicts, and public health crises; and
•the impact of U.S. or foreign tariffs, trade, or sanctions restrictions on components, finished goods, software, other products, or data transfers.
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
The supply of Roku TV models to the market could be disrupted if our licensed Roku TV partners encounter problems with their internal operations or with their contract manufacturers, assemblers, or component suppliers.*
Some of our licensed Roku TV partners have internal manufacturing capabilities, while others rely primarily or exclusively upon contract manufacturers to build the Roku TV models that our licensed Roku TV partners sell to retailers. Regardless of whether their manufacturing capabilities are internal or contracted, our licensed Roku TV partners’ manufacturers may be vulnerable to capacity constraints and reduced component availability; increases in tariffs on imports of Roku TV models; future possible changes in regulations on exports; restrictions, by the United States or otherwise, on dealings with certain countries, companies, or imported inputs; tariffs on parts or components for Roku TV models; and supply chain disruptions, increased shipping costs, and shipping delays.

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
There is also a risk that the strategic supplier may stop producing such components, cease operations, be acquired by or enter into exclusive arrangements with our competitors or other companies, put contract manufacturers on allocation because of semiconductor shortages, or become subject to U.S. or foreign sanctions or export control restrictions or penalties. Such suppliers have experienced, and may in the future experience, production, shipping, or logistical constraints arising from macroeconomic conditions or other circumstances, such as inflationary pressures, geopolitical conflict, and supply chain disruptions. Such interruptions and delays have in the past and may in the future force us to seek similar components from alternative sources, which may not always be available, and which may cause us to delay product introductions and incur air freight expense. Switching from a sole-source supplier may require that we adapt our software and redesign our products to accommodate new chips and components, and may require us to re-qualify our products with regulatory bodies, such as the U.S. Federal Communications Commission (“FCC”), which would be costly and time-consuming.

Our reliance on sole-source suppliers involves a number of additional risks, including risks related to:
•supplier capacity constraints;
•price increases, including those related to inflationary pressures, tariffs, and material costs;
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
If we are unable to obtain or maintain necessary or desirable licenses, certifications, or approvals related to our use or support of third-party technology, intellectual property, or services, then our ability to develop and introduce new products and services, and continue to manufacture, update, and commercialize existing products and services, may be impaired.*
We use or enable in our products and services certain industry standard and other technology, intellectual property, and services that are obtained from third parties. As a result, in order to continue to make, distribute, update, and commercialize our existing products and services, and introduce and commercialize new products and services, we may be required to maintain certain licenses, certifications, and approvals from the relevant third parties and potentially license and otherwise obtain access to additional technologies, intellectual property, and products from third parties. The licenses, certifications, and approvals we need to obtain from third parties may be or become unavailable to us on commercially reasonable terms, if at all. If we are unable to obtain or maintain necessary third-party licenses, certifications, or approvals, we may have to obtain substitute technologies, intellectual property, or services with lower quality or performance standards, or at a greater cost, or remove desired functions and features from our products and services, any of which could harm customer and partner relationships, as well as the competitiveness of our products, services, and business.
Our products and services are designed to be compatible with numerous industry standards. In many cases, these industry standards have numerous associated patents known generally as standard essential patents (“SEPs”). Over time, SEP owners have increasingly turned away from licensing their SEPs through patent pools, preferring to license their portfolios directly. This has increased the number of licensors (since the patents are not pooled) and increased the time, cost, and difficulty of SEP licensing. If we are unable to obtain a license to a necessary SEP on commercially reasonable terms, or at all, or find a suitable substitute technology that complies with the industry standard, our customer and partner relationships, as well as the competitiveness of our products and services, and our business may be harmed.
We are incorporating AI technologies into some of our products and services, which may present operational and reputational risks.*
We have incorporated and intend to continue to incorporate AI technologies, such as generative AI, into our products and services. For example, we have introduced a generative-driven ad creation service for our advertisers to help them create ads more easily, and we continue to use AI technologies to power our content recommendation engine. As with many innovations, AI presents risks and challenges that could adversely impact our business. AI technologies can create accuracy issues, unintended biases, and discriminatory outcomes, or may create content that appears correct but is inaccurate or flawed. If the recommendations, content, or analyses that AI applications produce are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI technologies. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. There can be no assurance that the measures we have taken to mitigate the potential risks related to generative AI will be sufficient. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain prior quarters, we may continue to incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of June 30, 2024, we had an accumulated deficit of $1,382.4 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to achieve profitability again. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
•supply of advertising inventory on our platform and advertiser demand for advertising inventory on our platform;
•seasonal, cyclical, or other shifts in revenue from advertising or product sales;
•the timing of the launch of new or updated products, apps, or features;
•the addition or removal of content or apps from our streaming platform;
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
Our gross margins vary across our devices and platform offerings. Our devices segment (which generates revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories, as well as revenue from licensing arrangements with service operators) experienced negative gross margin for the three and six months ended June 30, 2024, and our platform segment (which generates revenue from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls)) experienced positive gross margin for the three and six months ended June 30, 2024. Gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations.

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
As a result, our devices segment revenue may not increase as rapidly as it has historically, or at all, and, unless we are able to continue to increase our platform segment revenue and grow the number of Streaming Households, we may be unable to grow gross profit and our business will be harmed. For example, from time to time, global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices, which negatively affected our devices gross margin. If a reduction in gross margin does not result in an increase in our Streaming Households or an increase in our platform revenue and gross profit, our financial results may suffer, and our business may be harmed. In addition, our platform segment has experienced in the past, and may experience in the future, lower gross margins than we anticipate. If our platform gross margins are lower than we anticipate, our financial results may suffer, and our business may be harmed.
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
•expand and improve the content offering on our streaming platform;
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

In addition, we may face challenges in successfully deploying our business model in international markets. Three core areas of focus define our business model: first, we grow scale by increasing our Streaming Households; second, we grow engagement by increasing the hours of content streamed through our streaming platform; and third, we grow monetization of the activities that users engage in through our streaming platform. Even if we are able to increase our Streaming Households in international markets, we may be unable to effectively grow our Streaming Hours or monetize user activity in those markets. Further, as of June 30, 2024, our ARPU was lower in international markets than in the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.
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
Given the seasonal nature of advertising and our product sales, accurate forecasting is critical to our operations. We anticipate that this seasonal impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, reductions in consumer discretionary spending, curtailed advertising spending, disruptions in our supply or distribution chains, tariffs or other restrictions on trade, increased shipping costs, shipping or air freight delays, or for any other reason, would cause our full year results of operations to suffer significantly.
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
Risks Related to Cybersecurity, Reliability, and Data Privacy
Data security incidents, including cybersecurity attacks, or other significant disruptions of our information technology systems could harm our reputation, cause us to modify our business practices, and otherwise adversely affect our business and subject us to liability.*
We are dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process, and transmit large amounts of sensitive corporate, personal, and other information, including intellectual property, proprietary business information, user payment card information, user video and audio recordings, other user information, employee information, and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity, and availability of personal information in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and complying with requirements regarding the use or cross-border transfer of such personal information. These obligations create potential legal liability to regulators, our business partners, our users, and other relevant stakeholders and impact the attractiveness of our services to existing and potential users.
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
While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks, and exposures, the size, complexity, accessibility, and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems vulnerable to unintentional or malicious, internal, and external threats on our technology environment. Vulnerabilities can be, and have been, exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Open-source software, which may be incorporated into our systems or products, inherently presents a large attack surface and may contain vulnerabilities of which we are not aware and which we cannot control or fully mitigate. Additionally, credential stuffing attacks are becoming increasingly common, and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Moreover, AI technologies may be used to implement certain cybersecurity attacks or to increase their intensity, which may further increase risk. While we have processes in place to mitigate the risks related to these vulnerabilities, these measures may not be adequately designed or implemented to ensure that our operations are not disrupted, our reputation is not harmed, or that we will not be impacted by ransomware, cybersecurity attacks, or other vulnerabilities in the future.

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
For example, despite our efforts to secure our information technology systems and the data contained in those systems, including our efforts to educate or train our employees, we and our third-party vendors and business partners have experienced, and remain vulnerable to, data security incidents, including ransomware, phishing attacks, bot attacks, credential stuffing attacks, improper employee access of confidential data, and inadvertent employee disclosure of confidential data. Our systems regularly experience directed attacks that are intended to interrupt our operations; interrupt our users’, content partners’, and advertisers’ ability to access our platform; extract money from us; or view or obtain our data (including without limitation user or employee personal information or proprietary information) or intellectual property. Our systems have been and may continue to be attacked through the use of compromised credentials, including those obtained through phishing or stolen from another source unrelated to us.
Malicious attacks are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states, and others. The geopolitical conflicts stemming from the Russian invasion of Ukraine and the current unrest in the Middle East have increased the risk of malicious attacks on information technology operations globally, including for companies headquartered in the United States, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our devices and services.
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
In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war, foreign invasions, and telecommunications and electrical failures, could result in a material disruption of our product development and our business operations. Significant disruptions of our third-party vendors’ or commercial partners’ information technology systems or other similar data security incidents could also adversely affect our business operations or result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive or personal information, which could harm our business.
Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security, and availability of our network infrastructure to the satisfaction of our users, business partners, regulators, or other relevant stakeholders may harm our reputation and our ability to retain existing users and attract new users. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for threat actors. Any attempts by threat actors to disrupt our streaming platform, streaming devices, smart home products, website, computer systems, or mobile apps, if successful, could harm our business, subject us to liability, be expensive to remedy, cause harm to our systems and operations, damage our reputation, and could result in contractual damages, litigation, governmental inquiries and investigations, enforcement actions, and regulatory notification requirements, fines, and penalties that could harm our business. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter new markets. Efforts to prevent threat actors from entering our computer systems or exploiting vulnerabilities in our products are expensive to implement and may not be effective in detecting or preventing intrusion or vulnerabilities.
For example, in the wake of a data breach involving payment card data, we may be subject to substantial penalties for failure to adhere to the technical or operational security requirements of the Payment Card Industry (“PCI”) Data Security Standards (“DSS”) imposed by the PCI Council to protect cardholder data. Penalties arising from PCI DSS enforcement are inherently uncertain as penalties may be imposed by various entities within the payment card processing chain without regard to any statutory or universally mandated framework. Such enforcement could threaten our relationship with our banks, card brands we do business with, and our third-party payment processors.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. While we maintain insurance policies to cover certain losses relating to our information technology systems, there may be exceptions. Security incidents may not be fully covered by our insurance policies, and some aspects of a security incident may not be covered at all. Additionally, insurance policies will not protect against the reputational harms caused by a major security incident. Even where an incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that we may be faced with in the wake of a security incident.
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
We and our service providers and partners collect, process, transmit, and store personal and confidential information, which creates legal obligations and exposes us to potential liability.*
We collect, process, transmit, and store personal or confidential information about our users (and their devices), other consumers, employees, job applicants, and partners, and we rely on third-party service providers to collect, process, transmit, and store personal or confidential information (including our users’ payment card data and video and audio recordings). We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. Further, we, our service providers and our business partners use tracking technologies, including cookies, device identifiers, and related technologies, to help us manage and track our users’ interactions with our platform, devices, website, and partners’ content and deliver relevant advertising and personalized content for ourselves and on behalf of our partners on our products.
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
Additionally, certain device manufacturers or operating system providers may restrict the deployment of cookies and similar technologies, or otherwise restrict the collection of personal information through these or other tools, via our applications. Any restrictions on our ability to collect or use data, including instances where our users refuse to consent to the collection or use of their data, could harm our ability to grow our revenue, particularly our platform revenue which depends on engaging the relevant recipients of advertising campaigns.
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

The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that could significantly restrict industry participants’ ability to collect, use, and share personal information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies or collect categories of personal information deemed sensitive. For example, the EU General Data Protection Regulation (“GDPR”) imposes detailed requirements related to the collection, storage, and use of personal information related to people located in the EU (or which is processed in the context of EU operations) and places data protection obligations and restrictions on organizations, and may require us to make further changes to our policies and procedures in the future beyond what we have already done. In addition, in the wake of the United Kingdom’s withdrawal from the EU (“Brexit”), the United Kingdom has adopted a framework similar to the GDPR. The EU has recently confirmed that the UK data protection framework is “adequate” to receive EU personal data.
Data protection laws and regulations continue to proliferate throughout the world. We continue to monitor the implementation and evolution of such laws and regulations, but if we are not compliant with data protection laws or regulations if and when implemented, we may be subject to significant fines and penalties (such as restrictions on personal information processing) and our business may be harmed. For example, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of a noncompliant company, whichever is higher, as well as data processing restrictions, could be imposed for violation of certain of the GDPR’s requirements.
The U.S. data protection legal landscape also continues to evolve, with various states having enacted broad-based data privacy and protection legislation and with states and the federal government continuing to consider additional data privacy and protection legislation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. For example, the California Consumer Privacy Act (“CCPA”) provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. The California Privacy Rights Act (“CPRA”), which amended the CCPA, among other things, established a dedicated agency to regulate and enforce the CCPA.
Furthermore, rules governing new technological developments, such as developments in generative AI, remain unsettled. Several national and local governments have proposed or enacted measures related to the use of AI technologies in products and services. For example, in the EU, legislators adopted the EU AI Act in May 2024. The EU AI Act imposes new and substantial obligations related to the use of AI-related systems. In the United States, there similarly is growing interest among federal, state, and local policymakers with respect to potential legislation, regulation, and/or guidance to address perceived concerns with the rapid uptake of AI technologies. During the 2024 legislative session, multiple U.S. states adopted laws concerning AI. The rules and regulations adopted by policymakers over time may require us to make changes to our business practices.
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
As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) or the United Kingdom to the United States. After a period of uncertainty concerning certain mechanisms for data transfers to the United States, in July 2023, the European Commission adopted an adequacy decision concerning a new framework for data transfers from the EEA to the United States, known as the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). That decision recognizes that the United States ensures an adequate level of protection for personal information transferred from the EEA to organizations participating in the EU-U.S. DPF. The United Kingdom has made a similar determination, providing a means by which data transfers may take place between the United States and the United Kingdom. That framework, known as the UK Extension to the EU-U.S. DPF, became effective in October 2023. Roku has since joined the EU, Swiss, and UK DPF programs to facilitate any transfers of non-HR personal data to the United States from these jurisdictions.

In addition, cloud service providers upon which our services depend are experiencing heightened scrutiny from EU regulators, which may lead to significant shifts or unavailability of cloud services to transfer personal information outside the EU, which may significantly impact our costs or ability to operate.
We continue to assess the available regulatory guidance, determinations, and enforcement actions from EU Data Protection Authorities and the U.S. Department of Commerce on international data transfer compliance for companies. Our ability to continue to transfer personal information outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR or other legal frameworks, and we may experience operating disruptions if we are unable to conduct these transfers in the future.
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
We have transitioned, and may continue to transition, features of our services from our managed hosting systems to cloud computing services, which may require significant expenditures and engineering resources. If we are unable to manage such a transition effectively, we may experience a loss or degradation in services, operational delays, or inefficiencies until the transition is complete. Upon the expiration or termination of any of our agreements with third-party vendors, we may not be able to replace their services in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete. In addition, fires, floods, earthquakes, wars, foreign invasions, terrorist activity, power losses, telecommunications failures, break-ins, and similar events could damage these systems and hardware or cause them to fail completely.

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
As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all, thereby hindering our ability to sell or use the relevant technology or requiring redesign of the allegedly infringing solutions to avoid infringement, which could be costly, time‐consuming, or impossible. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing, or using technologies that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and indemnify our partners and other third parties. For example, we have in the past elected to develop and implement specific design changes to address potential risks that certain products could otherwise become subject to exclusion or cease and desist orders arising from patent infringement and other intellectual property claims brought in the U.S. International Trade Commission. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.
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
In certain of our agreements, we indemnify our content partners, licensees, distributors, retailers, manufacturing partners, and suppliers. We have in the past, and may in the future, incur significant expenses defending these partners if they are sued for patent or other property infringement based on allegations related to our technology. If a partner were to lose a lawsuit and in turn seek indemnification from us, we also could be subject to significant monetary liabilities. In addition, because the devices sold by our licensing partners and licensed Roku TV partners often involve the use of third-party technology, this increases our exposure to litigation in circumstances where there is a claim of infringement asserted against the streaming device in question, even if the claim does not pertain to our technology. Liability under our indemnification commitments may not be contractually limited.
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

Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.*
Occurrence of any catastrophic event, including an earthquake, flood, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cybersecurity attack, war or foreign invasion (such as the Russian invasion of Ukraine and the unrest in the Middle East), terrorist attack and other geopolitical conflicts (such as Yemen’s Houthi attacks in the Red Sea), medical epidemic or pandemic (such as the COVID-19 pandemic), government shutdown orders, other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations or result in disruptions in the broader global economic environment. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.
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
Laws relating to data privacy and security, data localization, law enforcement access to data, encryption, consumer protection, children’s online protection, and similar activities continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, for example, how companies can use cookies and other tracking technologies to collect, use, and share user information. Certain state laws, such as the CCPA, the CPRA, and the Virginia Consumer Data Protection Act, also impose requirements on certain tracking activity. The EU has laws requiring advertisers or companies like ours to, for example, obtain unambiguous, affirmative consent from users for the placement of cookies or other tracking technologies and the delivery of relevant advertisements. In addition, the EU has adopted the Digital Services Act, which is legislation that updates the liability and safety rules for digital platforms, products, and services. The EU also has adopted the Data Act, which seeks to enhance interoperability and facilitate data sharing and reuse across products and services.
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
There have also been proposals in the U.S. Congress to amend and expand COPPA. Changes to the COPPA legislation or rules could limit the information that we or our content partners and advertisers may collect and use and the content of advertisements in relation to certain app partner content. The CPRA and certain other state privacy laws also impose certain opt in and opt out requirements before certain information about minors can be collected. California also has adopted a new law known as the Age-Appropriate Design Code Act (“AADC”), which has a stated purpose of protecting “the well being, data, and privacy of children using online platforms.” A federal district court in California granted a preliminary injunction preventing that law from going into effect during the pendency of litigation challenging it on constitutional grounds, and the California Attorney General has since asked a federal appeals court to lift that injunction. At the same time, since adoption of the California law, similar legislation has been introduced for consideration in other U.S. states. For example, in May 2024, Maryland enacted the Maryland Age-Appropriate Design Code Act, which will go into effect on October 1, 2024 and is similar in many respects to the California AADC. The EU and many of its member states, among other jurisdictions, also have rules that limit processing of personal information, including children’s data, and that impose specific requirements intended to protect children online. We and our content partners and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, children’s online protection, or similar laws.

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
Although we attempt to ensure that we, our retailers, and partners comply with the applicable import, export, and sanctions laws, we cannot guarantee full compliance by all. Actions of our retailers and partners are not within our complete control, and our products could be re-exported to sanctioned persons or countries or provided by our retailers to third persons in contravention of our requirements or instructions or the laws. In addition, there are inherent limitations to the effectiveness of any policies, procedures, and internal controls relating to such compliance, and there can be no assurance that such procedures or internal controls will work effectively at all times or protect us against liability under anti-corruption, sanctions or other laws for actions taken by us, our retailers or partners. Any such potential violation by us, our retailers, or our partners could have negative consequences, including government inquiries, investigations, enforcement actions, monetary fines, or civil and/or criminal penalties, and our reputation, brand, and revenue may be harmed.
The ability of internet access network operators in some jurisdictions to degrade users’ internet speeds or limit internet data consumption by users, including unreasonable discrimination in the provision of broadband internet access services, could harm our business.*
Our products and services depend on the ability of our users to access the internet. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband internet access (including mobile broadband internet access), the quality and reliability of broadband content delivery, and broadband service providers’ ability to control the delivery speed of different content traveling on their networks. Laws, regulations, or court rulings that adversely affect the popularity or growth in use of the internet, including decisions that undermine open and neutrally administered internet access, or that disincentivize internet access network operators’ willingness to invest in upgrades and maintenance of their equipment, could decrease customer demand for our service offerings, may impose additional burdens on us, or could cause us to incur additional expenses or alter our business model. Some jurisdictions have adopted regulations governing the provision of internet access service. Substantial uncertainty exists in the United States and elsewhere regarding such provisions.

For example, in 2015, the FCC adopted open internet rules to prevent internet access network operators from unreasonably restricting, blocking, degrading, or charging for access to certain products and services offered by us and our content partners. In 2018, the FCC repealed most of those rules. In April 2024, the FCC voted to restore the 2015 open internet rules and adopt a framework for broadband oversight. Representatives of some broadband providers have challenged the decision in court and maintain that the FCC does not have the authority to regulate broadband internet access service. That case is pending before the U.S. Court of Appeals for the Sixth Circuit.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of June 30, 2024, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.2% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.
As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock and might harm the market price of our Class A common stock.
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
•actual or anticipated fluctuations in our financial condition, operating results, and key performance metrics;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2024, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Adoption	June 6, 2024	X		300,000	March 7, 2025
Dan Jedda (Chief Financial Officer)	Adoption	May 28, 2024	X		18,000	May 28, 2025
	Termination	May 20, 2024	X		13,500	September 12, 2024
Matthew Banks (Vice President, Corporate Controller and Chief Accounting Officer)	Adoption	May 7, 2024	X		18,372	June 6, 2025
___________________
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Trading arrangement adopted by The Wood Revocable Trust, of which Mr. Wood and his spouse are co-trustees.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/3/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
10.1	Roku, Inc. Amended and Restated 2017 Equity Incentive Plan	8-K	001-38211	10.1	6/7/2024
10.2	Offer Letter, by and between Roku, Inc. and Louise Pentland, dated June 28, 2024					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.
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

Roku, Inc.

Date: August 2, 2024	By:	/s/ Anthony Wood
Anthony Wood
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2024	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)