Form 10-Q
period 2024-09-30
ROKU, INC
filed 2024-10-31
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2024, the registrant had 127,893,163 shares of Class A common stock, $0.0001 par value per share, and 17,306,064 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (roku.com/investor), our blog (roku.com/blog), U.S. Securities and Exchange Commission (“SEC”) filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors, the media, and others interested in our company to review the information that we post on our investor relations website. Roku, the Roku logo, and other trade names, trademarks, or service marks of Roku appearing in this report are the property of Roku. Trade names, trademarks, and service marks of other companies appearing in this report are the property of their respective holders.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$2,126,974	$2,025,891
Accounts receivable, net of allowances of $38,143 and $34,127 as of	729,911	816,337
September 30, 2024 and December 31, 2023, respectively
Inventories	191,213	92,129
Prepaid expenses and other current assets	138,332	138,585
Total current assets	3,186,430	3,072,942
Property and equipment, net	222,999	264,556
Operating lease right-of-use assets	314,326	371,444
Content assets, net	247,379	257,395
Intangible assets, net	31,026	41,753
Goodwill	161,519	161,519
Other non-current assets	139,737	92,183
Total Assets	$4,303,416	$4,261,792
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$327,038	$385,330
Accrued liabilities	820,165	788,040
Deferred revenue, current portion	93,405	102,157
Total current liabilities	1,240,608	1,275,527
Deferred revenue, non-current portion	23,267	24,572
Operating lease liability, non-current portion	535,378	586,174
Other long-term liabilities	43,653	49,186
Total Liabilities	1,842,906	1,935,459
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value	15	14
Additional paid-in capital	3,851,967	3,623,747
Accumulated other comprehensive income (loss)	(47)	159
Accumulated deficit	(1,391,425)	(1,297,587)
Total stockholders’ equity	2,460,510	2,326,333
Total Liabilities and Stockholders’ Equity	$4,303,416	$4,261,792
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Revenue:
Platform	$908,175	$786,785	$2,487,443	$2,165,238
Devices	154,028	125,233	424,408	334,956
Total net revenue	1,062,203	912,018	2,911,851	2,500,194
Cost of Revenue:
Platform	416,396	408,554	1,161,416	1,057,151
Devices	165,732	134,641	457,369	358,352
Total cost of revenue	582,128	543,195	1,618,785	1,415,503
Gross Profit (Loss):
Platform	491,779	378,231	1,326,027	1,108,087
Devices	(11,704)	(9,408)	(32,961)	(23,396)
Total gross profit	480,075	368,823	1,293,066	1,084,691
Operating Expenses:
Research and development	178,798	282,201	534,738	694,673
Sales and marketing	237,047	307,694	660,827	768,805
General and administrative	99,993	128,717	276,543	309,422
Total operating expenses	515,838	718,612	1,472,108	1,772,900
Loss from Operations	(35,763)	(349,789)	(179,042)	(688,209)
Other income, net	30,880	22,902	84,955	65,317
Loss Before Income Taxes	(4,883)	(326,887)	(94,087)	(622,892)
Income tax expense (benefit)	4,147	3,184	(249)	8,378
Net Loss	$(9,030)	$(330,071)	$(93,838)	$(631,270)

Net loss per share — basic and diluted	$(0.06)	$(2.33)	$(0.65)	$(4.47)

Weighted-average common shares outstanding — basic and diluted	144,862	141,877	144,319	141,087
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Loss	$(9,030)	$(330,071)	$(93,838)	$(631,270)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	614	(237)	(206)	126
Comprehensive Loss	$(8,416)	$(330,308)	$(94,044)	$(631,144)
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2024	Shares	Amount
Balance—June 30, 2024	144,689	$14	$3,773,831	$(661)	$(1,382,395)	$2,390,789
Issuance of common stock pursuant to equity incentive plans	852	1	301	—	—	302
Stock-based compensation expense	—	—	100,096	—	—	100,096
Shares withheld for taxes related to net share settlement of equity awards	(342)	—	(22,261)	—	—	(22,261)
Foreign currency translation adjustment	—	—	—	614	—	614
Net loss	—	—	—	—	(9,030)	(9,030)
Balance—September 30, 2024	145,199	$15	$3,851,967	$(47)	$(1,391,425)	$2,460,510

Nine Months Ended September 30, 2024
Balance—December 31, 2023	143,502	$14	$3,623,747	$159	$(1,297,587)	$2,326,333
Issuance of common stock pursuant to equity incentive plans	2,724	1	8,980	—	—	8,981
Stock-based compensation expense	—	—	283,124	—	—	283,124
Shares withheld for taxes related to net share settlement of equity awards	(1,027)	—	(63,884)	—	—	(63,884)
Foreign currency translation adjustment	—	—	—	(206)	—	(206)
Net loss	—	—	—	—	(93,838)	(93,838)
Balance—September 30, 2024	145,199	$15	$3,851,967	$(47)	$(1,391,425)	$2,460,510

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2023	Shares	Amount
Balance—June 30, 2023	141,508	$14	$3,422,415	$71	$(889,225)	$2,533,275
Issuance of common stock pursuant to equity incentive plans	988	—	13,195	—	—	13,195
Stock-based compensation expense	—	—	91,305	—	—	91,305
Foreign currency translation adjustment	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(330,071)	(330,071)
Balance—September 30, 2023	142,496	$14	$3,526,915	$(166)	$(1,219,296)	$2,307,467

Nine Months Ended September 30, 2023
Balance—December 31, 2022	140,027	$14	$3,234,860	$(292)	$(588,026)	$2,646,556
Issuance of common stock pursuant to equity incentive plans	2,469	—	14,699	—	—	14,699
Stock-based compensation expense	—	—	277,356	—	—	277,356
Foreign currency translation adjustment	—	—	—	126	—	126
Net loss	—	—	—	—	(631,270)	(631,270)
Balance—September 30, 2023	142,496	$14	$3,526,915	$(166)	$(1,219,296)	$2,307,467
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net Loss	$(93,838)	$(631,270)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	47,629	53,047
Stock-based compensation expense	283,124	277,356
Amortization of right-of-use assets	35,674	45,137
Amortization and write-off of content assets	158,892	154,801
Foreign currency remeasurement losses	674	3,469
Change in fair value of strategic investment in convertible promissory notes	(6,978)	(3,734)
Impairment of assets	29,118	235,165
Provision for doubtful accounts	2,081	1,977
Other items, net	(2,224)	(872)
Changes in operating assets and liabilities:
Accounts receivable	83,828	38,416
Inventories	(99,084)	1,373
Prepaid expenses and other current assets	(40,952)	16,003
Content assets and liabilities, net	(141,345)	(191,481)
Other non-current assets	(19,996)	5,448
Accounts payable	(57,937)	174,784
Accrued liabilities	14,044	70,217
Operating lease liabilities	(45,766)	(14,301)
Other long-term liabilities	1,866	(910)
Deferred revenue	(10,057)	4,904
Net cash provided by operating activities	138,753	239,529
Cash flows from investing activities:
Purchases of property and equipment	(2,603)	(79,099)
Purchase of strategic investments	(20,000)	(10,000)
Net cash used in investing activities	(22,603)	(89,099)
Cash flows from financing activities:
Repayments of borrowings	—	(80,000)
Issuance costs related to credit agreement	(1,829)	—
Proceeds from equity issued under incentive plans	8,981	14,699
Taxes paid related to net share settlement of equity awards	(63,884)	—
Net cash used in financing activities	(56,732)	(65,301)
Net increase in cash, cash equivalents and restricted cash	59,418	85,129
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,774	(2,964)
Cash, cash equivalents and restricted cash —beginning of period	2,066,604	1,961,956
Cash, cash equivalents and restricted cash —end of period	$2,128,796	$2,044,121

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,126,974	$2,003,408
Restricted cash, current	1,822	40,713
Cash, cash equivalents and restricted cash —end of period	$2,128,796	$2,044,121
Supplemental disclosures of cash flow information:
Cash paid for interest	$106	$886
Cash paid for income taxes	$13,235	$5,027
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$169	$1,129
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
The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
•valuation of strategic investments (see Note 7);
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
The Company’s restricted cash balance as of September 30, 2024 is $1.8 million and is included in Prepaid expenses and other current assets in the condensed consolidated balance sheets. It is used to secure certain outstanding letters of credit related to operating leases for office facilities.
The Company maintains its cash, cash equivalents, and restricted cash balances with high credit quality financial institutions and continuously monitors the amount of exposure to any one institution and diversifies as necessary in order to minimize its concentration risk. Such balances often exceed regulated insured limits.
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
Allowance for Sales Returns: Allowance for sales returns consisted of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$6,376	$7,392	$7,808	$7,417
Add: Charged to revenue	3,733	3,881	12,307	12,045
Less: Utilization of sales return reserve	(4,039)	(4,058)	(14,045)	(12,247)
Ending balance	$6,070	$7,215	$6,070	$7,215
Allowance for Sales Incentives: Allowance for sales incentives consisted of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$26,641	$17,428	$23,024	$28,903
Add: Charged to revenue	37,622	16,048	93,655	43,598
Less: Utilization of sales incentive reserve	(36,292)	(19,426)	(88,708)	(58,451)
Ending balance	$27,971	$14,050	$27,971	$14,050
Allowance for Doubtful Accounts: Allowance for doubtful accounts consisted of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$5,869	$5,578	$2,213	$3,498
Provision for (recoveries of) doubtful accounts	(2,263)	(984)	2,081	1,977
Adjustments for write-off	(323)	(2,046)	(1,011)	(2,927)
Ending balance	$3,283	$2,548	$3,283	$2,548
Customer J accounted for 11% of the Company’s accounts receivable, net balance as of September 30, 2024. The Company did not have any customer that accounted for more than 10% of its accounts receivable, net balance as of December 31, 2023.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires incremental disclosures within the income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The guidance is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of the new guidance.
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 15.
The contract balances include the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accounts receivable, net	$729,911	$816,337
Contract assets (included in Prepaid expenses and other current assets)	7,372	17,964

Deferred revenue, current portion	$93,405	$102,157
Deferred revenue, non-current portion	23,267	24,572
Total Deferred revenue	$116,672	$126,729
Accounts receivable are recorded at the amount invoiced, net of allowances for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $10.6 million during the nine months ended September 30, 2024 due to the timing of billing to customers.
Total deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Total deferred revenue decreased by $10.1 million during the nine months ended September 30, 2024 primarily due to the timing of fulfillment of performance obligations offset by an increase in deferred revenue from higher Premium Subscriptions.
Revenue recognized during the three and nine months ended September 30, 2024, from amounts included in total deferred revenue as of December 31, 2023, was $10.5 million and $92.8 million, respectively. Revenue recognized during the three and nine months ended September 30, 2023, from amounts included in total deferred revenue as of December 31, 2022, was $10.8 million and $77.7 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Estimated contracted revenue for these remaining performance obligations was $940.1 million as of September 30, 2024, of which the Company expects to recognize approximately 57% over the next 12 months and the remainder thereafter.
The Company recognized $12.0 million and $15.8 million of revenue during the three and nine months ended September 30, 2024, respectively, and recognized $15.8 million and $41.8 million during the three and nine months ended September 30, 2023, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of its revenue contracts.
Customer J accounted for 11% of the Company’s total net revenue during the three months ended September 30, 2024. The Company did not have any customers that accounted for more than 10% of the Company’s total net revenue during the nine months ended September 30, 2024. Customer I accounted for 11% and 11% of the Company’s total net revenue during the three and nine months ended September 30, 2023, respectively.

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Company’s platform segment.
Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(57,944)	$15,423	5.9
Customer relationships	14,100	(14,100)	$—	4.0
Tradename	20,400	(7,466)	12,934	9.8
Patents	4,076	(1,407)	2,669	14.0
Total Intangible assets	$111,943	$(80,917)	$31,026	6.7

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(49,087)	$24,280	5.9
Customer relationships	14,100	(13,948)	152	4.0
Tradename	20,400	(5,966)	14,434	9.8
Patents	4,076	(1,189)	2,887	14.0
Total Intangible assets	$111,943	$(70,190)	$41,753	6.7
The Company recorded amortization expense of $3.5 million and $4.4 million for intangible assets during the three months ended September 30, 2024 and 2023, respectively. The Company recorded amortization expense of $10.7 million and $13.2 million for intangible assets during the nine months ended September 30, 2024 and 2023, respectively.
The Company recorded amortization of developed technology in Cost of revenue, platform in the three months ended September 30, 2023 and 2024 and in the nine months ended September 30, 2024. In the nine months ended September 30, 2023, amortization of developed technology was recorded in Cost of revenue, platform and Research and development expenses. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses and amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.
As of September 30, 2024, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2024 (remaining 3 months)	$3,525
2025	12,533
2026	4,074
2027	2,737
2028	2,291
Thereafter	5,866
Total	$31,026

5. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accounts receivable, gross	$768,054	$850,464
Less: Allowances
Allowance for sales returns	6,070	7,808
Allowance for sales incentives	27,971	23,024
Allowance for doubtful accounts	3,283	2,213
Other allowances	819	1,082
Total allowances	38,143	34,127
Accounts receivable, net	$729,911	$816,337
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Computers and equipment	$50,574	$51,320
Leasehold improvements	286,481	292,418
Internal-use software	5,916	6,980
Office equipment and furniture	35,900	36,900
Property and equipment, gross	378,871	387,618
Less: Accumulated depreciation and amortization	(155,872)	(123,062)
Property and equipment, net	$222,999	$264,556
Depreciation and amortization expense for property and equipment assets for the three months ended September 30, 2024 and 2023 was $11.8 million and $14.5 million, respectively. Depreciation and amortization expense for property and equipment assets for the nine months ended September 30, 2024 and 2023 was $36.9 million and $39.8 million, respectively.
During the three and nine months ended September 30, 2024, the Company recognized impairment charges of $6.5 million and $7.0 million, respectively, related to property and equipment associated with the leased office facilities that are part of its restructuring efforts. During the three and nine months ended September 30, 2023, the Company recorded impairment charges of $68.1 million and $68.7 million, respectively, related to property and equipment associated with the leased office facilities that are part of its restructuring efforts. See Note 16 to the condensed consolidated financial statements for additional details.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Payments due to content partners	$247,371	$239,196
Accrued cost of revenue	152,966	147,875
Marketing, retail, and merchandising expenses	65,750	147,853
Operating lease liability, current	77,815	68,099
Content liability, current	62,509	54,319
Other accrued expenses	213,754	130,698
Total Accrued liabilities	$820,165	$788,040

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Platform, current	$63,438	$66,636
Devices, current	29,967	35,521
Total deferred revenue, current	93,405	102,157
Platform, non-current	73	625
Devices, non-current	23,194	23,947
Total deferred revenue, non-current	23,267	24,572
Total Deferred revenue	$116,672	$126,729
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Content liability, non-current	$20,405	$24,115
Other long-term liabilities	23,248	25,071
Total Other long-term liabilities	$43,653	$49,186
6. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Licensed content, net and advances	$159,928	$148,777
Produced content:
Released, less amortization	63,193	77,951
Completed, not released	29,781	11,235
In production	10,269	38,275
Total produced content, net	103,243	127,461
Total Content assets, net and advances	$263,171	$276,238

Current portion (included in Prepaid expenses and other current assets)	$15,792	$18,843
Non-current portion	$247,379	$257,395
Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Licensed content	$40,744	$37,454	$114,979	$124,690
Produced content	10,126	15,033	32,106	30,111
Total amortization costs	$50,870	$52,487	$147,085	$154,801
During the three months ended June 30, 2024, the Company wrote-off $11.8 million of unamortized costs related to produced content assets that were removed from the content library on The Roku Channel. This write-off was not part of the Company’s restructuring efforts. There were no write-offs during the three months ended March 31, 2024 nor September 30, 2024.
During the three and nine months ended September 30, 2023, the Company recorded impairment charges of $61.6 million related to removing select licensed and produced content from The Roku Channel as part of its restructuring efforts. See Note 16 to the condensed consolidated financial statements for additional details on the Company’s restructuring efforts.
7. STRATEGIC INVESTMENTS
Investment in Convertible Promissory Notes
In June 2022, the Company agreed to provide financing of up to $60.0 million in the aggregate to a counterparty with whom the Company has a commercial relationship. The advances are in the form of convertible promissory notes and are recognized as Other non-current assets on the condensed consolidated balance sheets. The convertible promissory notes accrue interest at 5% per annum, and have maturity dates as reflected in the table below or are due upon a redemption event or in the event of a default.
The convertible promissory notes and their date of investment and maturity are as follows (in thousands):

As of September 30, 2024
Date of Investment	Amount of Investment	Date of Maturity
June 15, 2022	$40,000	June 15, 2025
March 23, 2023	$5,000	March 23, 2026
May 23, 2023	$5,000	May 23, 2026
The convertible promissory notes contain certain redemption features that meet the definition of embedded derivatives and require bifurcation. The Company elected to apply the fair value option and account for the hybrid instrument containing the host contract and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value included in Other income, net in the condensed consolidated statements of operations. See Note 8 to the condensed consolidated financial statements for additional details on the fair value of the convertible promissory notes.
Investment in Preferred Stock
In September 2024, the Company invested $20.0 million in cash in exchange for preferred stock in a privately-held company. The Company elected to apply the measurement alternative for equity securities without readily determinable fair values as there are no quoted market prices for the preferred stock. This investment is measured at cost and adjusted to fair value when there is an observable price change from orderly transactions of identical or similar investments, and assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no adjustments recognized in the three months ended September 30, 2024. As of September 30, 2024, the carrying value of the Company’s investment was $20.0 million, and is included within Other non-current assets on the condensed consolidated balance sheet.
8. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2024
	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$720,059	$720,059	$—
Money market funds	1,406,915	1,406,915	—
Restricted cash, current	1,822	1,822	—
Other non-current assets:
Strategic investment - convertible promissory notes	60,794	—	60,794
Total assets measured and recorded at fair value	$2,189,590	$2,128,796	$60,794

	As of December 31, 2023
	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$594,493	$594,493	$—
Money market funds	1,431,398	1,431,398	—
Restricted cash, current	40,713	40,713	—
Other non-current assets:
Strategic investment - convertible promissory notes	53,816	—	53,816
Total assets measured and recorded at fair value	$2,120,420	$2,066,604	$53,816
The following table reflects the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$57,450	$52,558	$53,816	$39,468
Strategic investment - convertible promissory notes	—	—	—	10,000
Change in estimated fair value of strategic investment - convertible promissory notes	3,344	644	6,978	3,734
Ending balance	$60,794	$53,202	$60,794	$53,202
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
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company measured money market funds of $1,406.9 million and $1,431.4 million as cash equivalents as of September 30, 2024 and December 31, 2023, respectively, using Level 1 inputs.
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
The Company did not have Level 2 instruments as of September 30, 2024 and December 31, 2023.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of September 30, 2024, the Company measured its strategic investment in convertible promissory notes using Level 3 inputs. The fair value of the strategic investment in convertible promissory notes on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $3.3 million and $0.6 million, in Other income, net related to the adjustment to fair value of the strategic investment in convertible promissory notes during the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recorded an unrealized gain of $7.0 million and $3.7 million, in Other income, net related to the adjustment to fair value of the strategic investment in convertible promissory notes during the nine months ended September 30, 2024 and September 30, 2023, respectively.
The Company classified the strategic investment in convertible promissory notes as Level 3 due to the lack of relevant observable market data over fair value inputs. The fair value of the strategic investment in convertible promissory notes was estimated using a scenario-based probability weighted discounted cash flow model. Significant assumptions include the discount rate, and the timing and probability weighting of the various redemption scenarios that impact the settlement of the strategic investment in convertible promissory notes.
Assets and liabilities that are measured at fair value on a non-recurring basis
Non-financial assets such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets, and content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized.
During the three months ended September 30, 2024, the Company recorded impairment charges of $11.4 million related to operating lease right-of-use assets, and $6.5 million related to property and equipment, both associated with the leased office facilities that are part of its restructuring efforts. During the three months ended September 30, 2023, the Company recorded impairment charges of $101.1 million related to operating lease right-of-use assets, and $68.1 million related to property and equipment, both associated with the leased office facilities that are part of its restructuring efforts, and $61.6 million of content assets impairment that are part of its restructuring efforts.
During the nine months ended September 30, 2024, the Company recorded impairment charges of $22.6 million related to operating lease right-of-use assets, and $7.0 million related to property and equipment, both associated with the leased office facilities that are part of its restructuring efforts. During the nine months ended September 30, 2023, the Company recorded impairment charges of $104.9 million related to operating lease right-of-use assets, and $68.7 million related to property and equipment, both associated with the leased office facilities that are part of its restructuring efforts, and $61.6 million of content assets impairment that are part of its restructuring efforts. See Note 16 to the condensed consolidated financial statements for additional details.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease expense	$16,046	$21,097	$52,426	$64,243
Variable lease expense	5,765	5,623	16,518	17,995
Sublease income	(4,871)	—	(7,756)	—
Total operating lease expense	$16,940	$26,720	$61,188	$82,238
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$24,192	$19,097	$67,914	$54,417
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,616	$28,795	$8,501	$40,704
Decrease in operating lease right-of-use assets due to impairment (See Note 16 for details)	$11,386	$101,077	$22,618	$104,867

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$314,326	$371,444

Operating lease liability, current (included in Accrued liabilities)	$77,815	$68,099
Operating lease liability, non-current	535,378	586,174
Total operating lease liability	$613,193	$654,273

Weighted-average remaining term for operating leases (in years)	7.2	7.9
Weighted-average discount rate for operating leases	3.96%	3.94%
Future lease payments under operating leases excluding any sublease income from sublease arrangements as of September 30, 2024 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2024 (remaining 3 months)	$24,447
2025	101,538
2026	102,067
2027	100,352
2028	100,380
Thereafter	283,199
Total future lease payments	711,983
Less: imputed interest	(95,531)
Less: expected tenant improvement allowance	(3,259)
Total (1)	$613,193
(1) Total lease liabilities include liabilities related to operating leases right-of-use assets which were included in the impairment charges as part of the Company’s restructuring efforts reflected in Note 16 to the condensed consolidated financial statements.
As of September 30, 2024, the Company had approximately $1 million in commitments relating to operating leases that have not yet commenced.
As of September 30, 2024, the Company expects to receive approximately $86.3 million from its sublease arrangements which have a weighted average remaining lease term of approximately 5.5 years.
10. DEBT
On September 16, 2024, the Company entered into a Credit Agreement, by and among the Company, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and with Citibank N.A., as administrative agent (the “Credit Agreement”), which provides for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements.
The Company’s obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries that are guarantors under the Credit Agreement. The Company may prepay, and in certain circumstances would be required to prepay, loans under the Credit Agreement without payment of a premium. The Credit Agreement also contains customary representations and warranties, customary affirmative and negative covenants, financial covenants requiring the maintenance of a minimum interest coverage ratio and a maximum total net leverage ratio, as well as customary events of default, the occurrence of which could result in amounts borrowed under the Credit Agreement becoming due and payable and remaining commitments terminated prior to its scheduled September 16, 2029 termination date.
Debt issuance costs incurred in connection with the Company’s Credit Agreement, which are recorded in Prepaid expenses and other current assets and Other non-current assets, are amortized over the five-year term and recognized as a component of interest expense in the condensed consolidated statements of operations.
The Company had outstanding letters of credit secured by the Credit Agreement of $36.4 million as of September 30, 2024. As of September 30, 2024, the Company had not borrowed against the Credit Agreement, and the Company was in compliance with all of the covenants of the Credit Agreement.

11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
As of September 30, 2024, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of
September 30, 2024
Common stock awards granted under equity incentive plans	15,915
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan (1)	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	31,427
Total reserved shares of common stock	52,431
(1) The Company has not issued any common stock pursuant to the 2017 Employee Stock Purchase Plan.
Equity Incentive Plans
The Company currently grants equity under the Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective September 2017 in connection with the Company’s initial public offering (“IPO”). The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity compensation to the Company’s employees, directors and consultants.
The Company’s outstanding equity relates to the 2017 Plan and the 2008 Equity Incentive Plan (“2008 Plan”), a pre-IPO plan. No additional equity grants have been made pursuant to the 2008 Plan subsequent to the IPO.
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
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2023	8,674	$97.33
Awarded	4,316	59.20
Released	(2,392)	111.53
Forfeited	(581)	96.89
Balance as of September 30, 2024	10,017	$77.53
As of September 30, 2024, the Company had $639.7 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.1 years.
Stock Options
Stock option activity for the nine months ended September 30, 2024 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,310	$75.55	6.8
Granted	948	59.17	—
Exercised	(332)	27.06	—
Forfeited and expired	(28)	141.30	—
Balance as of September 30, 2024	5,898	$75.33	6.8	$109,020

Options exercisable as of September 30, 2024	3,801	$71.59	5.8	$82,033
As of September 30, 2024, the Company had $69.8 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.1 years.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.
The following table shows the total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of revenue, platform	$366	$368	$1,062	$1,056
Cost of revenue, devices	163	810	1,201	2,426
Research and development	38,502	37,314	109,457	110,801
Sales and marketing	36,401	34,421	100,353	99,785
General and administrative	24,664	18,392	71,051	63,288
Total stock-based compensation	$100,096	$91,305	$283,124	$277,356

12. COMMITMENTS AND CONTINGENCIES
Manufacturing Purchase Commitments
The Company has various manufacturing contracts with vendors in the conduct of the normal course of its business. In order to manage future demand for its products, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing. Some of these commitments are non-cancelable. As of September 30, 2024, the Company had $238.2 million of non-cancelable purchase commitments for inventory. As of September 30, 2024, the Company had accrued $10.4 million related to anticipated losses on firm purchase commitments of inventory. The accrual is recorded in Accrued liabilities in the condensed consolidated balance sheets and the related expense is recorded in Cost of revenue, devices in the condensed consolidated statements of operations.
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
As of September 30, 2024, the Company’s total obligation for licensed and produced content was $268.1 million, of which the Company recorded $65.9 million in Current liabilities and $20.4 million in Other long-term liabilities in the condensed consolidated balance sheets. The remaining $181.8 million is not yet recognized on the condensed consolidated balance sheets as the content does not meet the criteria for asset recognition.
The expected timing of payments for these content obligations are as follows (in thousands):

Year Ending December 31,
2024 (remaining 3 months)	$58,992
2025	139,175
2026	42,551
2027	15,735
2028	7,473
Thereafter	4,142
Total content obligations	$268,068
Letters of Credit
As of September 30, 2024 and December 31, 2023, the Company had irrevocable letters of credit outstanding in the amount of $36.8 million and $37.5 million, respectively, related to operating leases for office facilities. The letters of credit have various expiration dates through 2030. As of September 30, 2024, $36.4 million of the outstanding letters of credit are secured by the Credit Agreement (see Note 10).
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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the three and nine months ended September 30, 2024 and 2023, the Company did not have any loss contingencies that were material.

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
13. INCOME TAXES
Income tax expense was $4.1 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase in income tax expense for the three months ended September 30, 2024 is primarily attributable to an increase in U.S. income tax liability.
Income tax benefit was $0.2 million and income tax expense was $8.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in income tax benefit is primarily attributable to the release of the valuation allowance on certain foreign deferred tax assets, which are expected to be utilized based on future forecasted income.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of September 30, 2024, the Company analyzed all available objective evidence, both positive and negative, and believes it is more-likely-than-not that some deferred tax assets will not be realizable. Accordingly, the Company has provided a valuation allowance against its U.S. deferred tax assets.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net Loss	$(9,030)	$(330,071)	$(93,838)	$(631,270)
Denominator:
Weighted-average common shares outstanding — basic and diluted	144,862	141,877	144,319	141,087
Net loss per share — basic and diluted	$(0.06)	$(2.33)	$(0.65)	$(4.47)
For the three and nine months ended September 30, 2024, outstanding equity awards of 15.9 million shares of common stock are excluded from the calculation of diluted net loss per share because of their anti-dilutive effect.
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
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Platform segment revenue:
Customer I	*	13%	*	13%
Customer J	13%	*	11%	*

Devices segment revenue:
Customer A	23%	21%	22%	12%
Customer B	15%	16%	20%	15%
Customer C	25%	37%	27%	40%
Customer K	16%	*	*	*
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
Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of
	September 30, 2024	December 31, 2023
United States	$416,734	$497,024
United Kingdom	93,984	109,315
Other countries	26,607	29,661
Total	$537,325	$636,000
The Company recorded impairment charges for certain operating lease right-of-use assets and property and equipment during the nine months ended September 30, 2024 and 2023. See Note 16 to the condensed consolidated financial statements for additional information.
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
During the three and nine months ended September 30, 2024, the Company recorded restructuring charges associated with employee termination expenses consisting primarily of severance payments, employee benefits contributions, payroll taxes and related costs, and impairment charges related to decisions to sub-lease and cease the use of certain office facilities and related property and equipment.
Restructuring charges are recorded as follows (in thousands):

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total
Cost of revenue, platform	$—	$—	$—	$—	$764	$1	$61,995	$62,760
Cost of revenue, devices	—	—	—	—	408	6	2,792	3,206
Research and development	—	52	(1,418)	(1,366)	17,736	1,462	75,442	94,640
Sales and marketing	—	717	16,271	16,988	22,013	319	59,679	82,011
General and administrative	—	140	2,759	2,899	9,445	67	30,919	40,431
Total restructuring charges	$—	$909	$17,612	$18,521	$50,366	$1,855	$230,827	$283,048

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total
Cost of revenue, platform	$(3)	$—	$—	$(3)	$764	$1	$61,995	$62,760
Cost of revenue, devices	1	—	5	6	408	6	2,792	3,206
Research and development	368	98	(603)	(137)	31,039	1,462	75,442	107,943
Sales and marketing	697	719	24,641	26,057	29,300	319	59,679	89,298
General and administrative	(116)	117	5,075	5,076	14,230	1,670	35,257	51,157
Total restructuring charges	$947	$934	$29,118	$30,999	$75,741	$3,458	$235,165	$314,364
The asset impairment charges for the three months ended September 30, 2024 primarily include $11.4 million of operating lease right-of-use assets impairment and $6.5 million of property and equipment impairment. The asset impairment charges for the nine months ended September 30, 2024 include $22.6 million of operating lease right-of-use assets impairment and $7.0 million of property and equipment impairment, offset by $0.5 million of adjustments to other long-term liabilities and assets. The asset impairment charges for the three months ended September 30, 2023 include $101.1 million of operating lease right-of-use assets impairment, $68.1 million of property and equipment impairment, and $61.6 million of content assets impairment. The asset impairment charges for the nine months ended September 30, 2023 include $104.9 million of operating lease right-of-use assets impairment, $68.7 million of property and equipment impairment, and $61.6 million of content assets impairment.
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facilities exit costs, which are included in Accrued liabilities in the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$181	$839	$1,020	$422	$820	$1,242
Restructuring charges incurred	—	909	909	50,366	1,855	52,221
Payments made	(181)	(326)	(507)	(3,128)	(1,180)	(4,308)
Ending balance	$—	$1,422	$1,422	$47,660	$1,495	$49,155

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$12,661	$1,198	$13,859	$22,093	$—	$22,093
Restructuring charges incurred	947	934	1,881	75,741	3,458	79,199
Payments made	(13,608)	(710)	(14,318)	(50,174)	(1,963)	(52,137)
Ending balance	$—	$1,422	$1,422	$47,660	$1,495	$49,155

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
Key Performance Metrics and Non-GAAP Measure
The key performance metrics we use to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions are currently Streaming Households, Streaming Hours, Average Revenue Per User (“ARPU”), and Free Cash Flow.
Beginning with our results for the first quarter of 2025, we will no longer report quarterly updates on Streaming Households and, by extension, ARPU. Since we first reported our key performance metrics in connection with our initial public offering in 2017, our business and the streaming industry have evolved significantly. Now, we are primarily focused on the growth of revenue of our platform segment and Adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). As a result, effective as of the first quarter of 2025, our key performance metrics will be Streaming Hours, Platform Revenue, Adjusted EBITDA, and Free Cash Flow.
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
We had 85.5 million and 75.8 million Streaming Households as of September 30, 2024 and 2023, respectively, reflecting an increase of 13%.
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
We streamed 32.0 billion and 26.7 billion hours during the three months ended September 30, 2024 and 2023, respectively, reflecting an increase of 20%.
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
ARPU was relatively flat at $41.10 as of September 30, 2024 as compared to $41.03 as of September 30, 2023. This reflects relatively consistent growth rates of Platform revenue and Streaming Households.
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
Our Free Cash Flow was $157.3 million and $100.8 million for the TTM periods ended September 30, 2024 and 2023, respectively.
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
The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$155,080	$246,882
Less: Purchases of property and equipment	(6,123)	(144,477)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,392	(1,599)
Free cash flow (TTM)	$157,349	$100,806

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
Other Income, Net
For the three and nine months ended September 30, 2024, and 2023, other income, net primarily consists of interest income on cash and cash equivalents, and net change in the fair value of the strategic investment in convertible promissory notes (see Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report).
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists primarily of income taxes in certain foreign jurisdictions where we conduct business and income taxes in the United States. We have a full valuation allowance against net deferred tax assets in the U.S. During the nine months ended September 30, 2024, we released the valuation allowance on certain foreign deferred tax assets and recognized an income tax benefit.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Revenue:
Platform	85%	86%	85%	87%
Devices	15%	14%	15%	13%
Total net revenue	100%	100%	100%	100%
Cost of Revenue:
Platform	39%	45%	40%	43%
Devices	16%	15%	16%	14%
Total cost of revenue	55%	60%	56%	57%
Gross Profit (Loss):
Platform	46%	41%	45%	44%
Devices	(1)%	(1)%	(1)%	(1)%
Total gross profit	45%	40%	44%	43%
Operating Expenses:
Research and development	17%	31%	18%	28%
Sales and marketing	22%	34%	23%	31%
General and administrative	9%	14%	9%	12%
Total operating expenses	48%	79%	50%	71%
Loss from Operations	(3)%	(39)%	(6)%	(28)%
Other income, net	3%	3%	3%	3%
Loss Before Income Taxes	—%	(36)%	(3)%	(25)%
Income tax expense (benefit)	—%	—%	—%	—%
Net Loss	—%	(36)%	(3)%	(25)%

Comparison of the Three and Nine Months Ended September 30, 2024 and September 30, 2023
Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	Change $	Change %	September 30, 2024	September 30, 2023	Change $	Change %
(in thousands, except percentages)
Platform	$908,175	$786,785	$121,390	15%	$2,487,443	$2,165,238	$322,205	15%
Devices	154,028	125,233	28,795	23%	424,408	334,956	89,452	27%
Total net revenue	$1,062,203	$912,018	$150,185	16%	$2,911,851	$2,500,194	$411,657	16%
Platform
Platform revenue increased by $121.4 million, or 15%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to higher revenue from streaming services distribution, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel, in addition to higher advertising revenue, despite continued weakness in the media and entertainment vertical.
Platform revenue increased by $322.2 million, or 15%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to higher revenue from streaming services distribution, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel, in addition to higher advertising revenue, despite continued weakness in the media and entertainment vertical.
Devices
Devices revenue increased by $28.8 million, or 23%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to higher revenue from Roku-branded TVs, offset by lower revenue from streaming players and accessories. During the three months ended September 30, 2024, the average selling price of all devices shipped increased by 11% and the volume of all devices shipped increased by 13% as compared to the three months ended September 30, 2023. The increase in average selling price is due to increased sales of Roku-branded TVs, which generally sell at higher prices compared to streaming players. The increase in the volume of devices shipped was mainly due to higher sales of Roku-branded TVs.
Devices revenue increased by $89.5 million, or 27%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to higher revenue from Roku-branded TVs and to a lesser extent higher revenue from streaming players and accessories. This was offset by lower revenue from licensing arrangements with service operators and lower revenue from audio and smart home products and services. During the nine months ended September 30, 2024, the average selling price of all devices shipped increased by 20% and the volume of all devices shipped increased by 9% as compared to the nine months ended September 30, 2023. The increase in average selling price is due to increased sales of Roku-branded TVs, which generally sell at higher prices compared to streaming players. The increase in the volume of devices shipped was mainly due to higher sales of Roku-branded TVs and to a lesser extent higher sales of streaming players offset by lower sales of smart home products.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	Change $	Change %	September 30, 2024	September 30, 2023	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$416,396	$408,554	$7,842	2%	$1,161,416	$1,057,151	$104,265	10%
Devices	165,732	134,641	31,091	23%	457,369	358,352	99,017	28%
Total cost of revenue	$582,128	$543,195	$38,933	7%	$1,618,785	$1,415,503	$203,282	14%
Platform
The cost of revenue, platform increased by $7.8 million, or 2%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily driven by higher costs of acquiring content, higher cost of advertising inventory, and higher credit card processing fees, partially offset by lower impairment charges relating to content assets, and lower content asset amortization.
The cost of revenue, platform increased by $104.3 million, or 10%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily driven by higher costs of acquiring content, write-off of content assets, and higher credit card processing fees, partially offset by lower impairment charges relating to content assets, lower content asset amortization, and lower cost of advertising inventory.
Devices
The cost of revenue, devices increased by $31.1 million, or 23%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily driven by higher manufacturing costs of $34.8 million, driven primarily by the cost of manufacturing Roku-branded TVs, and higher freight costs of $11.0 million. The increases were partially offset by lower royalty costs of $5.2 million and lower restructuring charges of $3.2 million.
The cost of revenue, devices increased by $99.0 million, or 28%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily driven by higher manufacturing costs of $87.0 million, driven primarily by the cost of manufacturing Roku-branded TVs, and higher freight costs of $20.1 million.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	Change $	Change %	September 30, 2024	September 30, 2023	Change $	Change %
(in thousands, except percentages)
Research and development	$178,798	$282,201	$(103,403)	(37)%	$534,738	$694,673	$(159,935)	(23)%
Sales and marketing	237,047	307,694	(70,647)	(23)%	660,827	768,805	(107,978)	(14)%
General and administrative	99,993	128,717	(28,724)	(22)%	276,543	309,422	(32,879)	(11)%
Total operating expenses	$515,838	$718,612	$(202,774)	(28)%	$1,472,108	$1,772,900	$(300,792)	(17)%
Research and development
Research and development expenses decreased by $103.4 million, or 37%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was due to lower restructuring charges of $96.0 million, lower office facilities and IT infrastructure expenses of $5.2 million, and lower personnel-related expenses of $2.0 million.
Research and development expenses decreased by $159.9 million, or 23%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was mainly due to lower restructuring charges of $108.1 million, lower personnel-related expenses of $28.2 million, lower office facilities and IT infrastructure expenses of $15.4 million, and lower consulting expenses of $6.6 million.

Sales and marketing
Sales and marketing expenses decreased by $70.6 million, or 23%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was due to lower restructuring charges of $65.0 million, lower office facilities and IT infrastructure expenses of $5.3 million, and lower personnel-related expenses of $3.6 million, partially offset by higher consulting expenses of $1.6 million.
Sales and marketing expenses decreased by $108.0 million, or 14%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was due to lower restructuring charges of $63.2 million, lower personnel-related expenses of $29.8 million, lower office facilities and IT infrastructure expenses of $11.9 million, and lower marketing, retail, and merchandising expenses of $7.7 million, partially offset by higher consulting expenses of $3.5 million.
General and administrative
General and administrative expenses decreased by $28.7 million, or 22%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was mainly due to lower restructuring charges of $37.5 million, lower bad debt expense of $1.2 million, and lower office facilities and IT infrastructure expenses of $1.0 million, partially offset by higher legal and consulting expenses of $10.8 million and higher personnel-related expenses of $2.2 million.
General and administrative expenses decreased by $32.9 million, or 11%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was due to lower restructuring charges of $46.1 million, lower office facilities and IT infrastructure expenses of $2.5 million, and lower personnel-related expenses of $1.3 million, partially offset by higher legal and consulting expenses of $16.7 million.
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	Change $	Change %	September 30, 2024	September 30, 2023	Change $	Change %
(in thousands, except percentages)
Other income, net	$30,880	$22,902	$7,978	35%	$84,955	$65,317	$19,638	30%
Other income, net, increased $8.0 million, or 35%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily driven by an increase in interest income of $2.0 million from higher cash balances, an increase in other income of $2.7 million mainly from higher unrealized gains related to the change in the fair value of the strategic investment in convertible promissory notes, and foreign exchange gains of $3.4 million due to fluctuations in exchange rates.
Other income, net, increased $19.6 million, or 30%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily driven by an increase in interest income of $12.2 million from higher cash balances, an increase in other income of $3.7 million mainly from higher unrealized gains related to the change in the fair value of the strategic investment in convertible promissory notes, and foreign exchange gains of $2.8 million due to fluctuations in exchange rates.
Income Tax Expense (Benefit)

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	Change $	Change %	September 30, 2024	September 30, 2023	Change $	Change %
(in thousands, except percentages)
Income tax expense (benefit)	$4,147	$3,184	$963	30%	$(249)	$8,378	$(8,627)	(103)%
Income tax expense increased by $1.0 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in U.S. tax liability.
Income tax expense decreased by $8.6 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a tax benefit from the release of a valuation allowance on certain foreign deferred tax assets.

Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $2,127.0 million. Approximately 6% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which is used to fund foreign operations.
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
We believe our existing cash and cash equivalents balance, and our undrawn available balance under our Credit Agreement (as discussed further below), will be sufficient to meet our working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks, uncertainties, including, but not limited to, those detailed in Part II, Item 1A, Risk Factors in this Quarterly Report and the effects of the current macroeconomic environment. While the current macroeconomic environment has not severely impacted our liquidity and capital resources to date, it has contributed to disruption and volatility in local economies and in capital and credit markets, which could adversely affect our liquidity and capital resources in the future.
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
Debt
On September 16, 2024, we entered into a Credit Agreement, by and among the Company, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and with Citibank N.A., as administrative agent (the “Credit Agreement”), which provides for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements.
Our obligations under the Credit Agreement are secured by substantially all the assets of the Company and our subsidiaries that are guarantors under the Credit Agreement. We may prepay, and in certain circumstances would be required to prepay, loans under the Credit Agreement without payment of a premium. The Credit Agreement also contains customary representations and warranties, customary affirmative and negative covenants, financial covenants requiring the maintenance of a minimum interest coverage ratio and a maximum total net leverage ratio, as well as customary events of default, the occurrence of which could result in amounts borrowed under the Credit Agreement becoming due and payable and remaining commitments terminated prior to its scheduled September 16, 2029 termination date.
We had outstanding letters of credit secured by the Credit Agreement of $36.4 million as of September 30, 2024. As of September 30, 2024, we had not borrowed against the Credit Agreement, and we were in compliance with all of the covenants of the Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$138,753	$239,529
Cash flows used in investing activities	$(22,603)	$(89,099)
Cash flows used in financing activities	$(56,732)	$(65,301)
Cash Flows from Operating Activities
Our operating activities provided cash of $138.8 million for the nine months ended September 30, 2024. Our net loss of $93.8 million for the nine months ended September 30, 2024 was adjusted by non-cash charges of $548.0 million comprised primarily of stock-based compensation, amortization and write-off of content assets, depreciation and amortization of property and equipment and intangible assets, amortization of operating lease right-of-use assets, and impairment of assets. The changes in our operating assets and liabilities used cash of $315.4 million, primarily due to a decrease in accounts payable due to timing of payments, payments made to acquire content, payments made for operating leases liabilities, a decrease in deferred revenue, an increase in prepaid expenses and other current assets, increases in other long-term assets, and increases in inventory. This was partially offset by a decrease in the accounts receivable balance and an increase in accrued liabilities.
Cash Flows from Investing Activities
Our investing activities for the nine months ended September 30, 2024 included cash outflows of $22.6 million consisting of purchases of property and equipment of $2.6 million and a purchase of a strategic investment of $20.0 million.
Cash Flows from Financing Activities
Our financing activities used cash of $56.7 million for the nine months ended September 30, 2024. The cash outflow related primarily to the tax payments of $63.9 million made by us on net settlement of the equity awards vested during the period and the payment of $1.8 million in issuance costs related to our credit agreement, partially offset by $9.0 million received from proceeds from the exercise of employee stock options.
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of September 30, 2024 consisted of:
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•seasonality and other potential fluctuations in our business and their impact on our revenue and gross profit;
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

Our future growth depends our ability to grow revenues from advertising on our streaming platform.*
We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, including social media and other digital platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising, and lower ARPU and Free Cash Flow. For example, many major SVOD services, including Netflix, Disney+, and Amazon Prime Video now have ad-supported SVOD tiers, which has further increased competition for streaming TV advertising revenue. These services, as well as other services such as YouTube, Tubi, and Pluto, sell (either through direct sales or programmatically through third parties) ad inventory in their ad-supported content that is distributed on our streaming platform. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our streaming platform’s capabilities to further optimize and measure advertisers’ campaigns; continuing to increase our streaming platform’s reach; increasing, differentiating, and selling our advertising inventory, including video ad inventory we sell in The Roku Channel, video ad inventory that we acquire through our streaming services distribution agreements, and native display ads on the Roku Home Screen and throughout our streaming platform; innovating our ad product offerings; and maintaining a strong advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to industry changes or trends, which would harm our ability to grow our advertising revenue and would harm our business.
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
We depend on a small number of content partners for a majority of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the three months ended September 30, 2024, the top three streaming services (excluding The Roku Channel) represented over 50% of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, our Streaming Households, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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

Our retailers and distributors also sell products that compete with our products and our licensed Roku TV partners’ products, including house-branded televisions sold by such retailers that utilize TV operating systems other than the Roku OS. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors, and there can be no assurance that we will reach agreements with our retailers and distributors on terms we find acceptable or that will be consistent with our past practices. We may be reliant on certain retailers or distributors. Amazon, Best Buy, Target, and Walmart in total accounted for 78% of our devices revenue for both the three months ended September 30, 2024 and September 30, 2023. Furthermore, our licensed Roku TV partners may be reliant on the same retailers and distributors or other retailers and distributors for a significant portion of their unit sales of Roku TV models. If one or several retailers or distributors were to discontinue selling our products or our licensed Roku TV partners’ products, choose not to prominently display those products in their stores or on their websites, or close or severely limit access to their brick and mortar locations, the volume of our products or our licensed Roku TV partners’ products sold could decrease, which would harm our business. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
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
•capacity constraints;
•reduced component availability;
•production, supply chain, or shipping disruptions, delays, or increased costs, including from labor disputes, strikes, mechanical issues, quality control issues, natural disasters, geopolitical conflicts, and public health crises; and
•the impact of U.S. or foreign tariffs, trade, or sanctions restrictions on components, finished goods, software, other products, or data transfers.
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
Our products are complex and may contain hardware defects and software errors, which could manifest themselves in ways that could harm our reputation and our business.*
Our products and the products of our licensed Roku TV partners are complex and have contained and may in the future contain hardware defects or software errors. These defects and errors can manifest themselves in any number of ways in our products or our streaming platform, including through diminished performance, security vulnerabilities, data loss or poor quality, device malfunctions, account inactivity, or even permanently disabled products. Some errors may only be discovered after a product has been shipped and used by users and may in some cases only be detected under certain circumstances or after extended use. We update our software on a regular basis, and, despite our quality assurance processes, we could introduce software errors in the process of any such update.
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

Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain prior quarters, we may continue to incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of September 30, 2024, we had an accumulated deficit of $1,391.4 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to achieve profitability again. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
Our gross margins vary across our devices and platform offerings. Our devices segment (which generates revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories, as well as revenue from licensing arrangements with service operators) experienced negative gross margin for the three and nine months ended September 30, 2024, and our platform segment (which generates revenue from the sale of digital advertising (including direct and programmatic video advertising, media and entertainment promotional spending, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls)) experienced positive gross margin for the three and nine months ended September 30, 2024. Gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations.
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
•unstable political and economic conditions, social unrest, or economic instability, whatever the cause, including due to pandemics, natural disasters, wars, terrorist activity, foreign invasions (such as the Russian invasion of Ukraine and the current conflict in the Middle East), tariffs, trade disputes, local or global recessions, diplomatic or economic tensions (such as the tension between China and Taiwan), long-term environmental risks, or climate change;
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
In addition, we may face challenges in successfully deploying our business model in international markets. Three core areas of focus define our business model: first, we grow scale by increasing our Streaming Households; second, we grow engagement by increasing the hours of content streamed through our streaming platform; and third, we grow monetization of the activities that users engage in through our streaming platform. Even if we are able to increase our Streaming Households in international markets, we may be unable to effectively grow our Streaming Hours or monetize user activity in those markets. Further, as of September 30, 2024, our ARPU was lower in international markets than in the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

Our revenue and gross profit are subject to seasonality and other potential fluctuations, and if our sales during the affected periods fall below our expectations, our business may be harmed.*
Seasonality and certain one-time events significantly affect our business. For example, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year due to higher consumer purchases and increased advertising during holiday seasons. Furthermore, in preparation for the fourth quarter holiday season, we recognize significant discounts in the average selling prices of our products through retailers in an effort to grow our Streaming Households, which typically reduce our devices gross margin in the fourth quarter. Additionally, certain other events have in the past, and may in the future, impact the amount of advertising spending on our platform. For example, we have experienced increased demand for advertising time and placement for political advertisements in connection with the U.S. presidential election.
Given the seasonal and often irregular nature of advertising and our product sales, as well as other potential fluctuations, accurate forecasting is critical to our operations. We anticipate that such impact on revenue and gross profit is likely to continue, and any shortfall in expected fourth quarter revenue due to a decline in the effectiveness of our promotional activities, actions by our competitors, reductions in consumer discretionary spending, curtailed advertising spending, disruptions in our supply or distribution chains, tariffs or other restrictions on trade, increased shipping costs, shipping or air freight delays, or for any other reason, would cause our full year results of operations to suffer significantly. For example, macroeconomic uncertainties and inflationary pressures negatively affected consumer electronics sales during the holiday season in 2023. In addition, delays or disruptions at U.S. ports of entry have in the past, and may in the future, adversely affect our or our licensed Roku TV partners’ ability to timely deliver products to retailers during holiday seasons.
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

Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
On September 16, 2024, we entered into a credit agreement (the “Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Agent”), providing for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements. As of September 30, 2024, we had not borrowed against the Credit Agreement.
The Credit Agreement contains financial covenants requiring the maintenance of a minimum interest coverage ratio and a maximum total net leverage ratio, as well as customary events of default, the occurrence of which could result in amounts borrowed under the Credit Agreement becoming due and payable and remaining commitments terminated prior to the initial termination date on September 16, 2029. The Credit Agreement also contains a number of customary affirmative and negative covenants that, among other things, impose restrictions, subject to certain exceptions, on indebtedness, liens, fundamental changes, investments, asset dispositions, restricted payments, dividends and distributions, prepayment of other indebtedness, transactions with affiliates, restrictive agreements, amendments of material documents, and the abandonment of intellectual property. The obligations under the Credit Agreement, along with certain swap and banking services obligations, are secured by substantially all the assets of us and our subsidiaries that are guarantors under the Credit Agreement, except for certain customary excluded assets.

As of September 30, 2024, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, fail to make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If any future outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.
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
Our Credit Agreement matures on September 16, 2029. While we may enter into a new credit agreement in the future, we currently have no other committed source of financing, and we may not be able to obtain additional financing on terms favorable to us. Any future credit agreements we may enter into could require a lien on our assets or contain financial covenants and other restrictions that may limit our operational flexibility or otherwise adversely affect our financial condition. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
For example, despite our efforts to secure our information technology systems and the data contained in those systems, we and our third-party vendors and business partners have experienced, and remain vulnerable to, data security incidents, including ransomware, phishing attacks, bot attacks, credential stuffing attacks, improper employee access of confidential data, and inadvertent employee disclosure of confidential data. Our systems regularly experience directed attacks that are intended to interrupt our operations; interrupt our users’, content partners’, and advertisers’ ability to access our platform; extract money from us; or view or obtain our data (including without limitation user or employee personal information or proprietary information) or intellectual property. Our systems have been and may continue to be attacked through the use of compromised credentials, including those obtained through phishing or stolen from another source unrelated to us.

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
Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, processing, retention, deletion, protection, disclosure, cross-border transfer, localization, sharing, and security of the data we receive from and about our users, employees, and other individuals. The regulatory requirements and consumer expectations related to the collection, use, processing, retention, and deletion of personal information by device manufacturers, online service providers, content distributors, advertisers, and publishers is evolving in the United States and internationally.
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
The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that could significantly restrict industry participants’ ability to collect, use, and share personal information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies or collect categories of personal information deemed sensitive. For example, the EU General Data Protection Regulation (“GDPR”) imposes detailed requirements related to the collection, storage, and use of personal information related to people located in the EU (or which is processed in the context of EU operations) and places data protection obligations and restrictions on organizations, including requiring a company to delete collected data, and may require us to make further changes to our policies and procedures in the future beyond what we have already done. In addition, in the wake of the United Kingdom’s withdrawal from the EU (“Brexit”), the United Kingdom has adopted a framework similar to the GDPR. The EU has confirmed that the UK data protection framework is “adequate” to receive EU personal data.
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
We are continuing to assess the impact of new and proposed data privacy and protection laws and proposed amendments to existing laws on our business. Among other things, such restrictions are likely to increase the number of users to whom we cannot serve targeted advertising, and are likely to restrict our ability to collect and process certain types of information deemed sensitive under these new laws. The Canadian province of Quebec has also enacted a data protection law, known as Bill 64, that may similarly impose requirements on our data processing activities.
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
As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) or the United Kingdom to the United States. After a period of uncertainty concerning certain mechanisms for data transfers to the United States, in July 2023, the European Commission adopted an adequacy decision concerning a new framework for data transfers from the EEA to the United States, known as the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”). That decision recognizes that the United States ensures an adequate level of protection for personal information transferred from the EEA to organizations participating in the EU-U.S. DPF. The United Kingdom has made a similar determination, providing a means by which data transfers may take place between the United States and the United Kingdom. That framework, known as the UK Extension to the EU-U.S. DPF, became effective in October 2023. We have since joined the EU, Swiss, and UK DPF programs to facilitate any transfers of non-HR personal data to the United States from these jurisdictions.
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

We publish privacy policies, notices, and other documentation regarding our collection, processing, use, and disclosure of personal information, credit card information, and other confidential information. Although we endeavor to comply with our published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, representatives, agents, vendors, or other third parties fail to comply with our published policies, certifications, and documentation. Such failures could subject us to potential international, local, state, and federal action, substantial monetary fines, and other penalties if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could harm our business, financial condition, and results of operations.
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
Risks Related to Macroeconomic Conditions
Macroeconomic uncertainties have in the past and may continue to adversely impact our business, results of operations, and financial condition.*
Macroeconomic uncertainties, including increased inflation and interest rates, slow growth or recession, higher interest rates, financial and credit market fluctuations, changes in economic policy, bank failures, labor disputes, and global supply chain constraints have in the past, and may continue to, adversely impact consumer confidence and spending and materially adversely affect many aspects of our business.
Our business is dependent on consumer discretionary spending and advertising spending, both of which are susceptible to changes in macroeconomic conditions. Sustained or worsening inflation or an economic downturn has in the past and may in the future result in fewer consumer purchases of our products or the products of our licensed Roku TV partners and reduced advertising spending. Advertising budgets in a variety of industries have been pressured by factors such as inflation, rising interest rates, and related market uncertainty, which led to reduced advertiser spending and adversely affected our platform revenue. Further, even if the broader advertising market recovers, advertisers may not choose to advertise on our platform. Any pullback in consumer discretionary spending or advertising spending could adversely affect our future operating results.
In addition, a significant reduction in the supply of original entertainment content, including as a result of macroeconomic factors or labor disputes (such as the 2023 strikes called by the Writers Guild of America and SAG‐AFTRA), could in turn reduce the demand for advertising and media and entertainment promotional spending campaigns on our platform, and have a material adverse effect on our financial condition, operating results, and key performance metrics.
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
Legal and Regulatory Risks
We have been, are currently, and may in the future be subject to various lawsuits and other legal proceedings, disputes, claims, and government inquiries and investigations, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.*
We have been, are currently, and may in the future be subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations, including with regard to contract or commercial disputes, consumer protection, privacy, data protection, intellectual property, tax, employment, and corporate governance, among other matters. If we fail to meet our contractual commitments or otherwise fail to comply with our contractual obligations, then we could be subject to breach of contract or other claims. Any claims, proceedings, individual or mass arbitration demands, or inquiries or investigations initiated by or against us, whether successful or not, may be time-consuming, subject us to damage awards, regulatory orders, consent decrees, injunctive relief, fines, or other penalties or sanctions, require us to change our policies or practices, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal fees, other litigation costs and settlement costs, as well as other expenses. In addition, our insurance may not be adequate to protect us from all material expenses related to pending and future claims. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

If government regulations or laws relating to the internet, video, advertising, or other areas of our business change, we may need to alter the manner in which we conduct our business, or our business could be harmed.*
We are subject to or affected by general business regulations and laws, as well as regulations and laws specific to the internet and online services, including laws and regulations related to data privacy and security, consumer protection, data localization, law enforcement access to data, encryption, telecommunications, social media, payment processing, subscriptions, taxation, trade, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, calling and texting, content restrictions, protection of children, and accessibility, among others. We cannot guarantee that we have been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the federal, state, and foreign laws and regulations governing issues such as data privacy and security, payment processing, taxation, net neutrality, liability of providers of online services, video, telecommunications, e-commerce tariffs, and consumer protection related to the internet continue to develop. Moreover, as internet commerce and advertising continue to evolve, increasing regulation by federal, state, and foreign regulatory authorities becomes more likely.
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

There have also been proposals in the U.S. Congress to amend and expand COPPA. Changes to the COPPA legislation or rules could limit the information that we or our content partners and advertisers may collect and use and the content of advertisements in relation to certain app partner content. The CCPA and certain other state privacy laws also impose certain opt in and opt out requirements before certain information about minors can be collected. Many states have incorporated children’s privacy requirements into their laws, and in some cases those requirements impose additional obligations not found in COPPA.
Some states also have adopted Age Appropriate Design Codes. For example, in 2022, California adopted the Age-Appropriate Design Code Act (“AADCA”), which has a stated purpose of protecting “the well being, data, and privacy of children using online platforms.” The AADCA was challenged in court, and a federal appellate court recently agreed that the AADCA’s mandate that required covered businesses to prepare and implement a “Data Protection Impact Assessment” is unconstitutional. Other aspects of the AADCA, however, may be allowed to go into effect. Since adoption of the California law, similar legislation has been introduced in other U.S. states. For example, the Maryland Age-Appropriate Design Code Act, which went into effect on October 1, 2024, is similar in many respects to the California AADCA. The EU and many of its member states, among other jurisdictions, also have rules that limit processing of personal information, including children’s data, and that impose specific requirements intended to protect children online. We and our content partners and advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, children’s online protection, or similar laws. This could subject us to potential legal actions, substantial monetary fines, and other penalties, which could negatively affect our business, financial condition, and results of operations.
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

The ability of internet access network operators in some jurisdictions to degrade users’ internet speeds or limit internet data consumption by users, including unreasonable discrimination in the provision of broadband internet access services, could harm our business.*
Our products and services depend on the ability of our users to access the internet. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband internet access (including mobile broadband internet access), the quality and reliability of broadband content delivery, and broadband service providers’ ability to control the delivery speed of different content traveling on their networks. Laws, regulations, or court rulings that adversely affect the popularity or growth in use of the internet, including decisions that undermine open and neutrally administered internet access, or that disincentivize internet access network operators’ willingness to invest in upgrades and maintenance of their equipment, could decrease customer demand for our service offerings, may impose additional burdens on us, or could cause us to incur additional expenses or alter our business model. Some jurisdictions have adopted regulations governing the provision of internet access service. Substantial uncertainty exists in the United States and elsewhere regarding such provisions. For example, in the United States, a federal appellate court recently prevented new FCC “net neutrality” rules and an associated broadband oversight framework from going into effect, finding that the FCC likely does not have statutory authority to adopt such requirements. As a result, there are no FCC rules currently in effect that prohibit internet service providers from unreasonably restricting, blocking, degrading, or charging for access to certain products and services offered by us and our content partners.
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

If we fail to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and our stock price may be adversely affected.*
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm also attests to the effectiveness of our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting in the future, we may not detect errors on a timely basis, and our financial statements may be materially misstated.
Any failure to maintain internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we identify material weaknesses in our internal control over financial reporting, are unable to continue to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock could be adversely affected. In addition, we could become subject to investigations by the SEC, The Nasdaq Global Select Market, or other regulatory authorities, which could require additional financial and management resources.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of September 30, 2024, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.1% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.
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
We do not intend to pay dividends in the foreseeable future.*
We have never declared or paid any cash dividends on our Class A or Class B common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings to grow our business and for general corporate purposes. Moreover, our Credit Agreement contains prohibitions on the payment of cash dividends on our capital stock. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2024, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Adoption	September 11, 2024	X		300,000	June 9, 2025
___________________
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Trading arrangement adopted by The Wood Revocable Trust, of which Mr. Wood and his spouse are co-trustees.

Item 6. Exhibits

		Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/3/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
10.1	Credit Agreement, dated as of September 16, 2024, among Roku, Inc., as borrower, Citibank N.A., as administrative agent, and the other credit parties and lenders party thereto	8-K	001-38211	10.1	9/17/2024
10.2	Executive Supplemental Stock Option Program Enrollment Form	8-K	001-38211	10.1	9/26/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following information from Roku, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
						X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
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

Roku, Inc.

Date: October 31, 2024	By:	/s/ Anthony Wood
Anthony Wood
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2024	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)