Form 10-K
period 2024-12-31
ROKU, INC
filed 2025-02-14
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑
As of June 30, 2024, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the Nasdaq Global Select Market System, was approximately $6.8 billion. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 31, 2025, the registrant had outstanding 128,740,392 shares of Class A common stock, $0.0001 par value per share and 17,204,064 shares of Class B common stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

i

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
Average Revenue per User (ARPU): Platform revenue for the trailing four quarters divided by the average of the number of Streaming Households at the end of the current period and the end of the corresponding period in the prior year. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics and Non-GAAP Measure, elsewhere in this Annual Report for additional detail.
Demand-side platform (DSP): Programmatic advertising technology that allows advertisers and advertising agencies to buy advertising inventory across multiple platforms and publishers through one interface.
FAST: Free, ad-supported linear streaming TV, which does not include on-demand content.
Licensed Roku TV partners: TV original equipment manufacturers (“OEMs”) that license the Roku TV OS and leverage our smart TV reference designs to build TVs.
Linear TV: A TV format that provides programming at specifically scheduled times.
Premium Subscriptions: Subscription-based streaming services from content partners (e.g., Paramount) offered through The Roku Channel.
Roku-branded TVs: TVs powered by the Roku TV OS that are designed, made, and sold by Roku. Roku-branded TVs include the Roku Select, Roku Plus, and Roku Pro Series TVs.
Roku Experience: The user experience on the Roku platform, representing all the features that Roku builds and operates to engage, delight, and help our viewers easily find great entertainment.
Roku Home Screen: The first screen the viewer sees when they begin streaming with a Roku streaming device. The viewer is also returned to the Roku Home Screen by pressing the home button on the Roku remote or when exiting apps.
Roku Home Screen Menu: The left-hand navigation bar on the Roku Home Screen.
Roku Originals: Original content programming created by Roku.
Roku TV OS (or Roku platform): Roku operating system that is purpose built for TV and powers Roku streaming devices.
Roku TV models: TVs powered by the Roku TV OS that are made and sold by our licensed Roku TV partners.
Supply-side platform (SSP): Programmatic advertising technology that enables publishers to sell their advertising inventory to multiple demand sources.
Streaming: The distribution of video, music, or other media content via the internet.
Streaming device: Any device that enables streaming. Roku streaming devices include Roku streaming players, Roku TV models, and Roku-branded TVs.
Streaming Hours: The aggregate amount of time streaming devices stream content on Roku’s streaming platform in a given period. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics and Non-GAAP Measure, elsewhere in this Annual Report for additional detail.
Streaming Households (previously Active Accounts): The number of distinct user accounts that have streamed content on our platform within the last 30 days of the period. Previously we referred to this measure as “Active Accounts.” While we changed this term to better reflect the nature of our business, we calculate it using the same methodology that we used to calculate “Active Accounts.” See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics and Non-GAAP Measure, elsewhere in this Annual Report for additional detail. Beginning with our Q1 2025 earnings results, we will no longer report quarterly updates on Streaming Households and, by extension, ARPU.
Streaming platform: The technology that delivers the viewer experience and streaming apps (e.g., The Roku Channel and Netflix) over an internet connection to a user’s TV.
Streaming players: A device that connects to a TV via an HDMI connection to enable streaming to the TV (such as the Roku Express, Roku Express 4K, Roku Streaming Stick 4K, Roku Ultra, Roku Streambar, and Roku Streambar Pro).
Smart TV: A television that is connected to the internet through an operating system (e.g., the Roku TV OS).
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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Annual Report, regarding, among other things:
•our financial performance, including our revenue, cost of revenue, operating expenses, profitability, and key performance metrics;
•the impact of macroeconomic conditions, uncertainties, and geopolitical conflicts on our business, operations, and the markets and communities in which we and our advertisers, content partners, licensed Roku TV partners, other device licensees, manufacturers, suppliers, retailers, and viewers operate;
•our ability to attract and retain viewers and increase Streaming Hours;
•our ability to attract and retain advertisers to purchase advertising on our streaming platform;
•our ability to attract and retain TV brands and manufacturing partners to license and deploy our technology;
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
•our ability to address potential and actual cybersecurity incidents and system failures involving our products, systems and operations;
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
iii

PART I
Item 1: Business
Overview
Roku, Inc. (“Roku,” the “Company,” “we,” or “us”) is the leading TV streaming platform in the United States, Canada, and Mexico by hours streamed.
We pioneered streaming to the TV and believe that all TV will be streamed. The shift of the TV ecosystem to streaming continues and is expanding TV’s capabilities for viewers, content partners, advertisers, and other industry participants. Nearly every major media company not only has a streaming service, but has also expanded beyond pure subscription streaming models to ad-supported streaming options. Advertisers use TV streaming to reach viewers who are increasingly unreachable on traditional TV, while also benefiting from the digital advertising capabilities that TV streaming platforms can deliver.
Our Mission
Our mission is to be the global TV streaming platform that connects and benefits the entire TV ecosystem of viewers, content partners, and advertisers. Through our TV streaming platform, we connect viewers to the entertainment they love; enable content partners to build, engage, and monetize large audiences; and provide advertisers with unique capabilities to reach viewers.
Our Strategy and Business Model
The foundation of our platform is the Roku TV OS, which is purpose built for TVs and powers Roku streaming devices. The Roku TV OS is designed to run on low-cost hardware, which enables Roku streaming devices to be sold to consumers at competitive prices. The Roku TV OS connects viewers to our streaming platform via a broadband network, giving them access to a wide selection of content through an experience that is both delightful and easy to use. We provide periodic updates via the Roku TV OS to continuously deliver an exceptional streaming experience.
We dedicate significant resources to build, maintain, and advance the Roku TV OS; to provide an industry-leading streaming platform for our viewers, content partners, and advertisers; to obtain content for our streaming platform that attracts viewers, including our own original programming (Roku Originals); and to extend Roku’s leadership as the global shift to TV streaming continues.
Our three-phased business model—grow scale, grow engagement, and grow monetization—drives our mission. We leverage our position as the TV streaming platform to help our viewers find content across the streaming universe, while simultaneously growing monetization. Our three key initiatives to grow platform revenue are to innovate the Roku Home Screen to expand monetization, grow advertising demand through deeper third-party platform integrations, and grow Roku-billed subscriptions.
Devices Segment: Providing Easy Access to TV Streaming
We make TV streaming accessible to consumers through a broad lineup of devices, at a variety of competitive price points. Our devices segment generates revenue from the sale of Roku streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories.
Roku TV models are TVs made and sold by our Roku TV partners, which are TV original equipment manufacturers (“OEMs”) that license the Roku TV OS and leverage our smart TV reference designs. We have driven strong Streaming Household growth through this Roku TV licensing program, which we launched more than 10 years ago.
In 2023, we launched Roku-branded TVs, which are designed, made, and sold by us. This award-winning lineup includes the Roku Select and Roku Plus Series TVs, and the Roku Pro Series TVs, which are our higher-performing TVs that we launched in spring 2024. Roku-branded TVs complement our successful Roku TV licensing program. We believe our Roku-branded TVs will enable us to further grow our leadership position in TV streaming and compete in the higher-end range of performance TVs. Roku-branded TVs will also help us innovate more quickly in all aspects of hardware and software and test directly with viewers, improving the product and viewer experience and strengthening the entire Roku ecosystem.
Roku streaming players enable users to easily turn (nearly) any TV into a smart TV. We launch new streaming player models periodically with a focus on offering high performance at an affordable price. In September 2024, we launched our most powerful streaming player to date: the 2024 Roku Ultra. This premium streaming player comes bundled with the Voice Remote Pro (2nd edition), our most advanced remote.
Roku streaming devices are broadly distributed at popular national retailers such as Amazon, Best Buy, Costco, CVS, The Home Depot, Lowe’s, Sam’s Club, Target, Walgreens, and Walmart.

Audio is an important part of the TV streaming experience, and we offer Roku-branded wireless speakers and subwoofers that seamlessly connect to TVs powered by the Roku TV OS. Additionally, Roku TV Ready allows certified soundbars to quickly and easily connect to Roku TVs, enabling the use of one remote and having all the sound settings uploaded to the TV. This is another example of Roku’s innovative TV ecosystem.
The Roku ecosystem extends beyond TV streaming and audio to smart home devices that include cameras, video doorbells, lights, plugs, a home monitoring system, and our Roku Smart Home mobile application for iOS and Android. Similar to our TV streaming business model, we build scale by selling Roku Smart Home devices and then monetize through smart home services. We offer subscription plans for our cameras, video doorbells, and home monitoring system.
Through our streaming devices and the Roku platform, we provide viewers tremendous choice, value, and an exceptional viewer experience. In 2024, we added 9.8 million net Streaming Households, ending the year with 89.8 million Streaming Households.
Platform Segment: Growing and Monetizing User Engagement
The Roku Experience
We call the user experience on the Roku platform the “Roku Experience.” It represents all the features that Roku builds and operates to engage, delight, and help our viewers find great entertainment. A key competitive advantage that continues to drive our success is the combination of our significant scale and the Roku Experience, which begins with the Roku Home Screen. The Roku Home Screen is the first thing our viewers see when they start streaming, and from this position, we can help the viewer decide what to watch every day across the vast range of options available to them on our streaming platform.
As an example, sports is an important entertainment category for viewers and advertisers, and Roku is focused on benefiting from its ongoing shift to streaming. Available from the Roku Home Screen Menu, the Roku Sports Zone organizes sports programming in a single location, and its features are integrated throughout the Roku Experience. We partnered with the NFL to launch our first league-branded zone in 2023, and in 2024 we added zones for the NBA and MLB. We also have zones for college football, college basketball, and women’s sports, among others. Each zone helps viewers find live and upcoming games and related content such as previews, highlights, commentary, and documentaries. In addition to sports, we build viewer experiences around popular entertainment genres like home improvement and food and tentpole events like the Olympics and the Oscars.
The Roku Channel
Another top engagement driver on our streaming platform is The Roku Channel, our owned and operated streaming app. The Roku Channel aggregates a broad variety of entertainment into a unified streaming experience, through three distinct types of content:
•AVOD (ad-supported video on demand): Viewers can stream a broad variety of 80,000+ movies and TV shows, including Roku Originals, for free.
•Live TV: Viewers have access to watch 500+ FAST (free, ad-supported linear streaming TV) channels in genres ranging from news to sports to entertainment to creator content.
•Premium Subscriptions: Viewers can easily sign up, view, and manage subscriptions to dozens of SVOD apps, such as Max and Paramount+, with a single, monthly bill.
The foundation of our content strategy for The Roku Channel is third-party licensed content and, to a smaller extent, our original programming, Roku Originals. Our content spend is intended to be commensurate with the growth trajectory of The Roku Channel and with the broader macroeconomic environment. The Roku Channel is available on devices powered by the Roku TV OS in the United States, the United Kingdom, Canada, and Mexico. In the United States, it is also available via the Roku mobile app, online at TheRokuChannel.Roku.com, and on Amazon Fire TVs, Samsung TVs, Google TV, and other Android TV OS devices.
Owning and operating both The Roku Channel and our streaming platform creates unique value, making us a leader in free content, positioning us to be a valuable partner to content partners, and providing a large source of advertising inventory. The Roku Channel benefits from its integration throughout the Roku Experience, which has features such as Live TV, Sports, What to Watch, and more that can surface content to our viewers directly. The Roku Channel is a core strategic asset in our monetization efforts that simultaneously benefits viewers, content partners, and advertisers, while generating platform revenue.
Streaming Hours
We grew Streaming Hours on the overall Roku platform from 106.0 billion hours in 2023 to 127.1 billion hours in 2024 through increasing the distribution of Roku streaming devices, increasing our Streaming Households, and continuing to enhance the Roku Experience. We are always seeking new ways to innovate to expand the role the Roku Experience can play in helping viewers find what to watch, which simultaneously benefits our content partners and advertisers while creating monetization opportunities for Roku.

Platform Revenue
Our TV streaming platform enables content partners and advertisers to reach audiences that are increasingly unreachable on traditional TV. Each user on our streaming platform creates multiple revenue opportunities for Roku through activities such as navigating through the Roku Experience, watching ad-supported content, or signing up for subscription services.
We generate platform revenue primarily from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services), as well as streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls).
We empower viewers to choose how much they want to spend on content by offering them a broad array of free, ad-supported, subscription, and transactional viewing options. Our direct relationship with customers provides us with insights about their behavior on our streaming platform, including certain content viewers search for, the apps viewers install and watch, and the types of content that viewers purchase or subscribe to on our streaming platform. This first party data enables us to develop actionable insights such as content recommendations to improve our viewers’ experience.
In 2024, we added a new personalized content row powered by AI to the Roku Home Screen. Unlike suggestions from streaming services, which are restricted to their libraries, our recommendations include content from streaming apps across our platform. This content row is designed to recommend TV shows and movies to viewers while simultaneously driving growth for Roku in areas such as Streaming Hours, SVOD signups, and ad reach.
Our significant scale, ability to reach highly engaged viewers, tools that enable seamless signups, and marketing/discovery features make us an attractive platform to content partners. They can also reach and engage those viewers who do not use traditional TV services. As more viewers shift to TV streaming, content partners that publish apps on our platform are able to reach these streaming audiences at scale and engage viewers directly.
We make it easy for content partners to distribute and monetize their streaming content through three primary business models: SVOD, which includes subscriptions to individual video on demand apps and so-called virtual multichannel video programming distribution (“vMVPD”) services; ad-supported video, which includes AVOD apps with on demand content that do not charge a subscription fee to users, as well as FAST; and transaction video on demand (“TVOD”), which includes apps that offer a la carte content purchases or rentals. Our billing service assists content partners with their billing needs, such as managing payment methods, subscriptions, and customer invoices. This service also allows content partners to enable a frictionless signup within their app, and we believe this key benefit simplifies user subscription signups and drives purchase and retention for our content partners.
Content partners also have access to our media and entertainment tools to help them attract, engage, and retain viewers by investing in promoting their content on our streaming platform. Content partners can use a variety of ad types, such as native display ads on the Roku Home Screen to drive app downloads, promote an app’s content, or direct traffic to their apps in order to drive subscriptions or movie and TV show consumption. We also derive revenue from the sale of branded app buttons on Roku remote controls that are intended to increase incremental usage of an app by enabling viewers to launch straight into the app from any screen. Our analytics and reporting assist content partners with analyzing viewership trends and metrics for specific titles, and we also can help content partners target new audiences that are more likely to subscribe to their services.
Just as ads evolved decades ago when TV replaced radio as the primary entertainment medium, ads on TV streaming offer new and more performant opportunities than traditional TV. Advertisers are able to leverage the combination of our significant scale, our direct relationship with viewers, and our innovative ad products and technology to reach consumers with relevant messages. We offer advertisers a unique and effective set of tools to reach viewers and measure both the effectiveness of the ads served and their return on investment.
We sell both in-stream video ads and display ads integrated into our user interface (“UI”). Our standard in-stream video ads are the same as the video advertising seen on traditional TV, but they are made more performant with data and technology. Additionally, we are able to offer a broader array of ad experiences than standard video ads, such as the ability to takeover an entire ad break, ads related to a specific Roku Original, and ads that appear when the viewer pauses content.
The display ads we offer are integrated into the Roku Experience and are only possible because we are the streaming platform. These differentiated ads fall into three main categories of native ads, native destinations, and action ads. Native ads are high-visibility placements within our iconic Roku City screensaver, wallpaper-branded themes on the Roku Home Screen or The Roku Channel, spotlight ads (placed directly below the Roku Home Screen Menu), or marquee ads (placed directly to the right of the app tiles on the Roku Home Screen Menu) which can be either static or video. Native destinations include sponsorships of a playlist, zone (e.g., the Roku Sports Zone), fan experience (e.g., the premiere of a new TV show season), or a “pass” that provides viewers with a free movie/TV show. Action ads can be combined with other ad types and create an easy way for viewers to use their remote to subscribe to a service, purchase an item, or receive more information (e.g., OK-to-Text, OK-to-Checkout). Many of our action ads are in partnership with companies such as Walmart, Shopify, and Instacart that connect their products with viewers and provide enhanced targeting and closed-loop measurement.

Roku enables advertisers to measure TV streaming ad performance throughout the Roku Experience. Our measurement framework is built on a foundation of verified identity, consisting of direct relationships with viewers. We can combine this asset with the advertiser’s preferred data sources to provide an expansive measurement toolkit that includes reach measurement, brand resonance, and sales attribution, among others. We also have partnerships with companies such as iSpot.TV that allow advertisers to buy, optimize, and measure their campaigns, whether directly through Roku or through another buying platform.
Business Growth
Investment in Growth
We believe that our future performance will depend on the success of the investments in our business that we have made, and will continue to make, to further differentiate our streaming platform and increase the value we deliver to our viewers, content partners, and advertisers. We must regularly update and enhance our streaming platform to meet evolving viewer behavior and provide a best-in-class content delivery and advertising platform. We must provide content partners with best-in-class publishing tools and actionable audience insights. We must continue to innovate and invest in our advertising capabilities and technology so that we attract and encourage incremental advertising spend on our streaming platform. We aim to balance our commitment to growing Adjusted EBITDA and Free Cash Flow with our investments to further expand our scale, engagement, and monetization.
Advertising Innovation
We continue to innovate our advertising offerings. On the Roku Home Screen, we recently enhanced our marquee ads from static display to video. This new video capability has attracted diverse brands and verticals such as tech, financial services, quick-service restaurants, retail, consumer packaged goods, and auto. This is part of our ongoing effort to diversify display ads on the Roku Home Screen beyond media and entertainment advertisers. We are working to offer video in the marquee ads to more brands, while continuing to deliver a delightful user experience.
As part of our efforts to grow advertising demand, we are making it easier for advertisers to execute campaigns programmatically by expanding and deepening our relationships with third-party platforms, including demand-side platforms (“DSPs”), supply-side platforms (“SSPs”), retail media networks, measurement, and other strategic partners. The Trade Desk (“TTD”) represents our deepest integration to date with a DSP. Additionally, Roku has adopted Unified ID 2.0 (“UID2”), an identity solution developed by TTD, that allows advertisers to deliver more personalized ad experiences across Roku’s inventory and devices at scale. We expect we will continue to integrate with third-party DSPs to expand our ability to serve multiple price points, and in doing so, we expect to drive incremental revenue over time.
We have also expanded our ad offering to better serve small and medium-sized businesses (“SMBs”). Roku Ads Manager, launched in September 2024, is our self-service connected TV advertising solution, providing performance features like advanced targeting, conversion optimization and measurement, and shoppable ad formats. This solution builds on our growing list of ad offerings that provide advertisers with more choices with regard to how they buy Roku Media – whether through direct IO (insertion order), a preferred DSP partner, or self-service. This allows us to serve a diverse array of advertisers across verticals and business sizes, from SMBs to enterprise companies.
International Markets
The shift from traditional TV to TV streaming is a global phenomenon, as it offers viewers better choice and greater control over their entertainment. We believe that the value our business delivers to viewers, content partners, and advertisers is as compelling in international markets as it is in the United States. Today Roku streaming devices are available in 15+ countries. We are the leading TV streaming platform in the United States, Canada, and Mexico by hours streamed.
Internationally, we continue to grow our footprint and deepen our presence in key markets. In Latin America, we announced Roku TV models with Multi in Brazil; Kalley in Colombia; RCA in Chile; and Sharp, Caixun, and Hyundai in Peru. In the United Kingdom, we announced new Roku TV models with CHiQ, JVC, Veltek, and Logik and launched Roku TV models with Westinghouse. In international markets, we plan to continue to focus on building scale first, increasing engagement, and ultimately driving monetization.
We are successfully growing The Roku Channel audience internationally. The Roku Channel is available on devices powered by the Roku TV OS in the United Kingdom, Canada, and Mexico. Mexico remains the channel’s largest market outside of the United States by Streaming Households and Streaming Hours. With strong scale and engagement, we are working to grow monetization in Mexico.
Sales and Marketing
We engage in a wide variety of sales and marketing activities to continuously grow scale, engagement, and monetization and dedicate significant resources to this area. Our sales and marketing activities are primarily focused on building and expanding relationships with content partners, advertisers, TV brands, and retailers, and driving sales of our products and our licensed Roku TV partners’ products to consumers through retail distribution channels.

We have dedicated business development teams that develop and maintain relationships to promote and build awareness of the features and advantages of our streaming platform among content partners, advertisers, and TV brands. Our data science team supports our sales and marketing efforts by analyzing data on our streaming platform to increase effectiveness for our content partners and advertisers as well as for our consumer marketing campaigns. Our relationship with content partners is typically client-direct. Through our dedicated content partner relationship management team, we enter into agreements with content partners to distribute their apps on our streaming platform, or license their content for The Roku Channel, or both. As part of our distribution agreements with AVOD apps, we typically secure direct access to a portion of the content partners’ video advertising inventory for our monetization, and our sales efforts are differentiated and complementary to that of our content partners. Whereas our content partners typically feature their brand and content in their sale, we focus on delivering a large streaming audience across many apps and via other Roku-branded experiences such as the Roku Home Screen at once using our own data. We sell advertising to a wide range of advertisers helping them reach their goals across numerous key performance indicators.
We are developing relationships with more third-party ad-buying platforms (e.g., retail media networks, DSPs, SSPs, and other strategic partners) to reach marketers buying programmatic advertising on such platforms and to create more demand opportunities for our advertising inventory. Our ad sales teams and products are organized into groups that specialize in the unique needs of each area: (i) agency holding companies and Fortune 500 brands, (ii) independent agency and mid-market clients, (iii) content partners and entertainment brands, (iv) performance and direct-to-consumer brands, and (v) international markets.
We work with our licensed Roku TV partners to assist in all phases of the development of Roku TV models, including planning, manufacturing, and marketing. In the United States, the majority of our products and our licensed Roku TV partners’ products are sold through traditional brick and mortar retailers, such as Best Buy, Target, and Walmart, including their online sales platforms, and online retailers such as Amazon, and to a lesser extent our website (excluding Roku TV models). We also sell products internationally through distributors and to retailers. Amazon, Best Buy, Walmart, and Target collectively accounted for 81% of our devices revenue for the year ended December 31, 2024 and 76% of our devices revenue for the year ended December 31, 2023. We support retailers with an experienced sales management team and work closely with these retailers to assist with marketing and product mix forecasting. We intend to continue to invest significant resources in our sales and marketing efforts.
Seasonality
We have historically seen seasonality in our business related to advertising and device sales. Our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year and represent a higher percentage of the total net revenue for such fiscal year due to higher consumer purchases and increased advertising during holiday seasons. Furthermore, in preparation for the fourth quarter holiday season, we recognize significant discounts in the average selling prices of our streaming device sales through retailers in an effort to grow our Streaming Households, which typically reduce our devices gross margin or results in a devices gross loss in the fourth quarter.
Research and Development
Our research and development model relies on a combination of in-house staff and outsourced development and manufacturing partners to cost-effectively improve and enhance our platform, and to develop new TVs, players, audio products, smart home devices, features, and functionality. We work closely with content partners, advertisers, and licensed Roku TV partners to understand their current and future needs. We have designed a product development process that seeks to take input from our partners into account when making decisions about our future product and service offerings. In addition, we solicit user feedback in the development of new features and enhancements to our platform. We intend to continue to invest significantly in research and development to bring new or improved products and services to market.
Manufacturing
We outsource the manufacturing of our products to our contract manufacturers, original design manufacturers, and other contractors and vendors. All of our products are manufactured in China, Southeast Asia, Brazil, and Mexico. Our contracts do not obligate our partners to supply products to us in any specific quantity or at any specific price. Our manufacturers procure components and assemble our products to demand forecasts we establish based upon historical trends and analysis from our sales, operations, and product management functions. The manufacturers ship our products to our third-party warehouses, from where we ship our products directly to retailers, wholesale distributors, and consumers.
Government Regulation
Our business and our products and platform are subject to numerous U.S. federal, U.S. state, and foreign laws and regulations covering a wide variety of subject matters. These laws and regulations include general business regulations and laws, as well as regulations and laws specific to providers of internet-delivered streaming services and internet-connected devices.

For example, in both the United States and abroad, the regulatory framework for privacy and data security issues is rapidly evolving. U.S. federal and state consumer protection regulators generally exercise oversight of consumer protections, often bringing enforcement actions for unfair acts or deceptive practices related to privacy and security or other consumer protection matters. An increasing number of states have passed, or are considering, legislation to govern consumer privacy or consumer protection online. Likewise, foreign jurisdictions in which we operate impose different, and sometimes more stringent, consumer and privacy protections, compared to the United States. Consumer privacy and consumer protection laws, and regulators’ interpretations of these laws, may become more diverse and restrictive over time, increasing the challenges and costs associated with complying with these laws in all jurisdictions. Governments in both the U.S. and other jurisdictions also have adopted, or are considering adoption, of laws and regulations intended to protect minors’ privacy and otherwise protect minors from perceived harms online. Privacy and other laws also may limit the ability of advertisers to fully utilize our platform, which could have a negative impact on our business.
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
Our business also is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which we operate and the countries in which our contract manufacturers, component suppliers, and other business partners are located. For example, the threat, implementation, or modification of new import restrictions in the U.S., as well as any retaliatory measures adopted by affected U.S. trade partners, could prove disruptive to the business environment in which we operate.
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
As of December 31, 2024, we had approximately 1,500 issued patents and 600 pending applications in the United States and foreign countries. We also license technology from third parties when we believe it will facilitate our product offerings or business. For information about the intellectual property risks applicable to our business, see Item 1A, Risk Factors, elsewhere in this Annual Report.
Competition
The TV streaming industry is highly competitive and, as it continues to evolve, we will continue to face strong competition in every aspect of our business. We compete with much larger companies which have resources and brand recognition that pose significant competitive challenges. In the face of this competition, we believe our success depends on building scale by growing our user base, growing engagement by increasing the hours of content streamed through our platform, and growing the monetization of the activities that viewers engage in through our platform.
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

•streaming applications that enable users to stream content on phones, tablets, and laptop computers;
•companies that produce and aggregate TV streaming content with the goal of attracting wide audiences;
•companies that offer advertisers the opportunity to reach viewers on other content and advertising mediums, including on other ad-supported streaming services and social media applications;
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
We also compete with other entertainment providers, including other TV streaming companies and content publishers, in seeking high quality content to license for our platform and for talent and programming concepts for original content projects. We also compete with these same publishers in seeking to sell advertising to support the distribution of streaming content. A number of leading content publishers have launched ad-supported subscription tiers and FAST channels, which offer consumers access to content either for free or for a lower subscription fee.
As the TV streaming market continues to develop, we may become subject to additional competition as we introduce or develop new products and services, as our existing products and services evolve, or as other companies introduce competing products and services.
Human Capital Management
We believe our success depends on our culture and our ability to attract and retain our employees. As of December 31, 2024, we employed approximately 3,340 full-time employees located in 15 countries. Only our employees in Brazil are represented by a labor union with respect to their employment. The majority of our employees have adopted a hybrid work schedule (consisting of both in-person work and working from home).
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
We are committed to fostering an inclusive workplace to spark innovation, strengthen teamwork, equip us to build exceptional products, and drive us to deliver the best TV streaming content. We believe our employees should feel respected, valued, and empowered to contribute, collaborate, and thrive. Our Inclusion Strategy team partners across Roku to implement coordinated programs that advance inclusion, supports our employee resource groups, and collaborates with our Talent Acquisition team to expand our talent community and share our employer brand story. In addition, as a global TV streaming platform, we seek to delight our consumers through inclusive content, services, and partnerships that enrich the Roku Experience for our audiences everywhere. Our Inclusion Strategy and Roku Media teams partner to elevate storytelling that authentically represents and resonates with audiences from different backgrounds.
We seek to make purposeful investments in developing future talent across our industry through our Social Impact program. Our employees partner with nonprofits to share their expertise and provide young people with valuable industry insights and hands-on experiences. We also collaborate with external organizations to connect a broad range of talent with real-world opportunities in media and entertainment.
Our Learning and Talent Development team provides our employees with the training and development needed to support our strategic priorities and growth. Our employee development programs begin with a comprehensive new hire onboarding experience covering our culture, business, and the resources needed to increase our new hires’ speed to productivity. In addition to required trainings, we offer employees a suite of highly encouraged offerings covering topics such as high-performance feedback, career development, change management, and communication skills. Managers are provided with training on expectations for managers and have access to a 1:1 leadership coaching program to support new and newly promoted leaders in managing and leading effectively. In addition, all employees have access to on-demand technical and non-technical skill development through LinkedIn Learning. We intend to continue to review, refresh, purchase, and custom-build additional training materials to support our global employees’ performance and development needs.

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
Available Information
Our website address is www.roku.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. Investors and others should note that we announce material financial information to our investors using our investor relations website (roku.com/investor), our blog (roku.com/blog), SEC filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services, and other issues. It is possible that the information we make available may be deemed to be material information. We therefore encourage investors, the media, and others interested in our company to review the information we post on our investor relations website.
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

Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue, key performance metrics, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, key performance metrics, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:
Risks Related to Our Business and Industry
•the highly competitive nature of the TV streaming industry that is rapidly evolving;
•our ability to successfully grow revenues from advertising on our platform;
•maintaining an adequate supply of quality video advertising inventory on our platform and effectively selling the available supply;
•irrelevant or unengaging advertising campaigns on our streaming platform;
•our ability to successfully utilize programmatic advertising technology;
•advertiser or advertising agency delayed payment or failure to pay;
•our ability to further monetize our streaming platform;
•our ability to successfully operate and monetize The Roku Channel;
•our ability to establish and maintain relationships with important content partners;
•popular or new content publishers not publishing their content on our streaming platform;
•the non-renewal or early termination of our agreements with content partners;
•content partners electing not to participate in platform features that we develop;
•users signing up for offerings and services outside of our platform;
•our ability to develop, maintain, and expand relationships with licensed Roku TV partners and manufacturing partners;
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
•our ability to accurately forecast manufacturing requirements and manage our supply chain and inventory levels;
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
•our introduction of new products and services;
•our use of artificial intelligence (“AI”) technologies in some of our products and services;
•maintaining adequate customer support levels;
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
•legal obligations and potential liability or reputational harm related to our collection, processing, disclosure, and storage of personal information;
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
•the absence of dividends on our common stock;
•anti-takeover provisions in our charter and bylaws; and
•the limitations resulting from our selection of the Delaware Court of Chancery and the U.S. federal district courts as the exclusive forums for substantially all disputes between us and our stockholders.

Risks Related to Our Business and Industry
If we fail to differentiate our streaming platform and compete successfully with our competitors, it will be difficult for us to attract and retain users and our business will be adversely impacted.
The TV streaming industry—including the sale of TV streaming devices as well as the sale of advertising on TV streaming platforms—is highly competitive and global. Our success depends in part on user acquisition and retention and the effective monetization of our streaming platform. To attract and retain users, we must respond efficiently to changes in user tastes and preferences and offer our users access to the content they demand on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content partners, and advertisers. We also must effectively support popular sources of streaming content that are available on our platform, such as Amazon Prime Video, Disney+, Hulu, Max, Netflix, and YouTube. And we must respond rapidly to actual and anticipated market trends in the TV streaming industry.
Large companies such as Amazon, Apple, and Google offer TV streaming devices that compete with Roku streaming devices and those of our licensed Roku TV partners and the Roku TV OS. Google licenses its Android operating system software for integration into smart TVs, including those of certain of our existing TV partners, and service provider set-top boxes, and Amazon licenses its operating system software for integration into smart TVs and sells Amazon-branded smart TVs. We may also face increased competition from Walmart (which makes and sells Onn. branded streaming products, including co-branded Roku TV models), in light of Walmart’s recent acquisition of Vizio (which makes and sells smart TVs with a proprietary operating system). These companies have greater financial resources than we do and can subsidize the cost of their streaming devices or licensing arrangements to promote their other products and services, which could make it harder for us to acquire new users, retain existing users, increase Streaming Hours, and monetize our streaming platform. These competitors could also implement standards or technology that are not compatible with our products or that provide a better streaming experience and have greater resources to more aggressively promote their brands through advertising than we do.
In addition, we compete for Streaming Hours with many TV brands, including certain of our existing TV partners, that offer their own TV streaming solutions within their TVs, mobile streaming applications on smartphones and tablets, and other devices and platforms, such as game consoles with TV streaming functionality. Similarly, some service operators, such as Comcast and Charter Communications (and their joint venture, Xumo, LLC), offer TV streaming applications and devices as part of their cable service plans and can leverage their existing user bases, installation networks, broadband delivery networks, and name recognition to gain traction in TV streaming. If viewers of TV streaming content prefer alternative products to Roku streaming devices, we may not be able to achieve our expected growth in platform revenue, gross profit, and our key performance metrics.
We expect continued competition in TV streaming, which could result in pricing pressure, lower revenue and gross profit, declines in our key performance metrics, or the failure of Roku streaming devices, our streaming platform, or our other products to gain or maintain broad market acceptance.
To remain competitive and maintain our position as a leading TV streaming platform, we need to continuously invest in our platform, product development, marketing, service and support, and device distribution infrastructure. In addition, evolving TV standards and unknown future developments may require further investments in the development of Roku streaming devices, our streaming platform, and our other products. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing, and other resources than us, which provide them with advantages in developing, marketing, or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion, sales, and distribution of their products or their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Sustained competition could reduce our sales volume, revenue, and operating margins, increase our operating costs, harm our competitive position, and otherwise harm our business.
To enhance our users’ experience, we also offer Roku-branded smart home products and services, and audio products, including wireless speakers and subwoofers. As a result, we face additional competition from other brands of smart home and audio products. If our smart home and audio products do not operate as designed or do not enhance the Roku Experience as we intend, our users’ overall viewing experience may be diminished, which may impact the overall demand for our products and our partners’ Roku TV models.
Our competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform.
We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, social media platforms, and other digital platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. Many major

SVOD services, including Netflix, Disney+, and Amazon Prime Video, now have ad-supported SVOD tiers, which has further increased competition for streaming TV advertising revenue. These services, as well as other services such as YouTube and services that have FAST channels (such as Tubi and Pluto), sell (either through direct sales or programmatically through third parties) advertising inventory in their ad-supported content that is distributed on our streaming platform. Our business and growth prospects may be harmed if we are unable to increase our revenue from advertising by, among other things, continuing to improve our streaming platform’s capabilities to further optimize and measure advertisers’ campaigns; continuing to increase our streaming platform’s reach; increasing, differentiating, and selling our advertising inventory, including video advertising inventory we sell in The Roku Channel, video advertising inventory that we acquire through our streaming services distribution agreements, and display ads included throughout the Roku Experience; innovating our ad product offerings; and maintaining a strong advertising sales team and programmatic capabilities. See also “—If we are unable to maintain an adequate supply of quality video advertising inventory on our streaming platform or generate sufficient demand to effectively sell our available video advertising inventory, our business may be harmed.”
If advertisers continue to devote a substantial portion of their advertising budgets to advertising in traditional media or on other digital platforms rather than on advertising on our streaming platform, the future growth of our business may be negatively impacted.
Many advertisers continue to devote a substantial portion of their advertising budgets to advertising in traditional media or on other digital platforms, such as traditional TV, radio, print publications, and social media. The future growth of our business depends on the growth of advertising on TV streaming platforms and on advertisers increasing their spending on advertising on our TV streaming platform. Although traditional TV advertisers have shown growing interest in advertising on TV streaming platforms, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising or shift their advertising spending to social media and other digital platforms. In addition, if we are unable to compete with social media and other digital platforms to win business from advertisers and advertising agencies who have traditionally advertised on these platforms, such as direct-to-consumer and small or medium-sized businesses, our ability to grow our business may be limited. If advertisers, or their agency relationships, do not perceive meaningful benefits of advertising on our TV streaming platform, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.
Finally, there is political or regulatory pressure in some countries to limit streaming TV advertising (including limiting the advertising that may be associated with children’s content) or impose local content requirements on streaming TV services, which could pose a threat to our operating results and our ability to grow our business.
If we are unable to maintain an adequate supply of quality video advertising inventory on our streaming platform or generate sufficient demand to effectively sell our available video advertising inventory, our business may be harmed.
Our business model depends on our ability to grow video advertising inventory on our streaming platform and sell it to advertisers. While The Roku Channel has historically served as a valuable source of video advertising inventory for us to sell, there is no guarantee that it will continue to do so in the future. If The Roku Channel is unable to secure content that is appealing to our users and advertisers, or is unable to do so on terms that provide a sufficient supply of advertising inventory at reasonable cost, our supply of video advertising inventory will be negatively impacted. We are also dependent on our ability to monetize video advertising inventory within other ad-supported apps on our streaming platform and seek to sell such inventory from the content partners of such apps. We may fail to attract content partners that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform or fail to obtain access to a sufficient supply of such advertising inventory from the publishers.
Our access to video advertising inventory in ad-supported streaming apps on our streaming platform varies greatly among apps and the amount, quality, and cost of video advertising inventory available to us can change at any time. Accordingly, we may not have access to a significant portion of the video advertising inventory on our streaming platform. For certain apps, including YouTube’s ad-supported app, we have no access to video advertising inventory at this time, and we may not secure access in the future. Moreover, when existing SVOD services introduce new ad-supported tiers to their streaming services, we have in the past been unable, and in the future may be unable, to obtain access to video advertising inventory on these tiers on mutually agreeable terms, or at all. If we cannot grow, maintain, and generate sufficient demand for an adequate supply of quality video advertising inventory at reasonable costs to keep up with demand or sell such advertising inventory at our desired price, our business may be harmed. If we are unable to effectively sell our available video advertising inventory, our business may be harmed.
If the advertising campaigns that run on our streaming platform decrease or are not relevant or not engaging to our users, our business may be adversely impacted.
We have made, and are continuing to make, investments to engage with more advertisers and content partners, and enable them to deliver more relevant advertising campaigns to our viewers. However, a small number of content partners historically have accounted for a significant portion of the spending on ads integrated into our UI, and consolidation among content partners has in the past resulted, and may in the future result, in decreased spending on ads integrated into our UI. If our content partners decrease spending on ads integrated into our UI, our financial condition and operating results may suffer, and our business may be harmed.

In addition, existing and prospective advertisers may not be successful in serving advertising campaigns that lead to and maintain viewer engagement. Those ads and campaigns may seem irrelevant, repetitive, or overly targeted and intrusive. For example, viewers may dislike the content and frequency of advertising that appears on the Roku Home Screen. We are continuously seeking to balance the objectives of our advertisers with our desire to provide an optimal viewer experience, but we may not be successful in achieving a balance that continues to attract and retain viewers, advertisers, and content partners. If the advertising campaigns run on our streaming platform are not relevant, are overly intrusive or too frequent, or are an impediment to the use of our platform, our viewers may stop using our platform, resulting in a reduction of our user base and Streaming Hours, which will harm our business, financial condition, and operating results.
We are subject to various risks in connection with programmatic advertising.
The market for programmatic streaming TV ad buying is growing, and advertisers and advertising agencies can programmatically purchase and manage their streaming TV, desktop, and mobile advertising campaigns both off and on the Roku platform through third-party demand sources (such as third-party DSPs and SSPs) and through our media buying channels. If our current and potential advertising partners do not continue to shift to programmatic ad buying from other buying methods, or if we are unable to expand our programmatic demand by maintaining and developing third-party demand relationships in a way that is competitive with other advertising platforms, our business could be harmed. In addition, if DSPs or SSPs do not have the functionality or services expected by advertisers or advertising agencies, they may take their advertising spend to a non-Roku platform. We also may not be able to adapt to changes or trends in programmatic streaming TV advertising, which would harm our ability to grow our advertising revenue and harm our business.
Furthermore, the programmatic advertising ecosystem is large, distributed, and complex, requiring us to integrate with several key third-party advertising partners. Our compliance with applicable laws and regulations therefore may depend in part on these partners’ commitment to handling user data with the care that we require or expect of them. Because integration of our respective systems is complex and rapidly evolving, we and our partners may be susceptible to breaches, failures, and other errors (whether inadvertent or intentional). We expect to encounter more of these challenges and issues as the number of partners we integrate with increases.
We are subject to credit and payment-related risks if our advertisers, advertising agencies, or programmatic partners do not pay or dispute their invoices, which could harm our business.
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
We may also be involved in disputes with agencies, their advertisers, or our programmatic partners over the operation of our streaming platform, the terms of our agreements, or our billings for purchases made by them through our streaming platform, our DSP, or other programmatic partners. If we are unable to collect or make adjustments to bills, we could incur credit losses, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies, and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition, and operating results. Though we have not experienced significant credit losses to date, if we are not paid by our advertisers or advertising agencies on time or at all, our business may be harmed.
We may not be successful in our efforts to further monetize our expanding user base and streaming activity as we increase the amount of content offered and streamed across our platform, which may harm our business.
Our business model depends on our ability to generate platform revenue from advertisers and content partners through ad-supported content. We generate platform revenue primarily from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls). As such, we are seeking to expand our user base and increase Streaming Hours in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of Streaming Hours does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed or every user on our platform. Moreover, Streaming Hours on our platform are measured whenever a Roku streaming device is streaming content, whether a viewer is actively watching or not. For example, if our streaming player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep without stopping or pausing the player, then a particular streaming app may continue to play content for a period of time determined by the streaming app. Roku TV OS’s “Are you still watching?” feature, which prompts users to confirm they are still watching, does not resolve this lack of correlation.
Our ability to deliver advertisements relevant to our users and to increase our streaming platform’s value to advertisers and content partners depends on the collection of user engagement data, and the degree to which our users consent to, opt out of, or limit the collection or use of data for advertisements, including as a result of product changes and controls that we have implemented or may implement in the future related to new applicable laws, regulations, industry standards, regulatory actions, or litigation that impact our ability to use data for advertising purposes. Content partners may also refuse to allow us to collect data regarding user engagement or refuse to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements. For example, we are not able to fully utilize program level viewing data from many of our most popular apps to improve the relevancy of advertisements provided to our users.
Other apps available on our streaming platform, such as Amazon Prime Video, Apple TV+, Hulu, and YouTube, are focused on increasing user engagement and time spent within their apps by allowing users to purchase additional content and streaming services within their apps. When users purchase these products and services, we may earn less revenue than when such products and services are purchased directly from us. Additionally, if our users spend most of their time within particular apps where we have limited or no ability to place advertisements or leverage user information, or our users opt out from our ability to collect data for use in providing more relevant advertisements, we may not be able to achieve our expected growth in platform revenue, gross profit, or certain key performance metrics. Additionally, our distribution agreements with our most popular apps are renegotiated periodically; thus, even if we are currently able to monetize Streaming Hours within an app, we may not be able to do so in the future. If we are unable to further monetize our streaming platform, our business may be harmed.
Our efforts to monetize our streaming platform may not continue to grow as we expect, and at times our platform revenue growth has been, and may in the future be, lower than expected due to advertising inventory supply and demand imbalances; advertisers significantly curtailing or pausing advertising spending due to macroeconomic factors or other factors beyond our control; competitive pressures from video advertising offerings on other TV streaming platforms or services; or the non-binding nature of advertisers’ spending commitments. For example, spending commitments we obtain in connection with annual TV Upfront presentations are typically not fully binding, and the revenue we receive from such commitments may be less than the initially committed amount. To materially increase the monetization of our streaming platform through the sale of video advertising, we must generate significantly more advertising revenue on our streaming platform as well as deliver ad-supported content that results in our users streaming significantly more ad-supported content. We cannot assure you that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.
We are subject to various risks in connection with our operation and monetization of The Roku Channel.
We operate The Roku Channel, which offers ad-supported free access for users to a collection of films, television series, live linear television, and other content. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion, and operation of The Roku Channel, which we monetize primarily through advertising. We also commission original content that we own and distribute on The Roku Channel. From time to time, we may remove underperforming content from The Roku Channel and record an impairment charge related to such removal.
If our users do not continue to stream the ad-supported content we make available on The Roku Channel, we will not have the opportunity to monetize The Roku Channel through revenue generated from advertising. In order to attract users to the ad-supported content on The Roku Channel and drive streaming of ad-supported video on The Roku Channel, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. Our agreements with these content owners have varying terms and provide us with rights to make specific content available through The Roku Channel during certain periods of time. Upon expiration of these agreements, we must re-negotiate and renew these agreements with the existing content owners, or enter into new agreements with other content owners, to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If we cannot enter into content license agreements on acceptable terms to access content that enables us to attract and retain users of the ad-supported content on The Roku Channel, or if the content we do secure rights to stream is ultimately not appealing to our users and advertisers, usage of The Roku Channel may decline, and our business may be harmed. Further, even if we successfully monetize The Roku Channel in the United States, we may not be successful in monetizing The Roku Channel in international markets. See also “—We may be unable to successfully expand our international operations, and our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.”
In addition, we produce content for distribution on The Roku Channel and other platforms. We have limited experience producing content, and we may not succeed in doing so in a cost-effective manner that furthers the growth of The Roku Channel and increases its appeal to our users and advertisers. We also assume risks associated with content production, such as completion and key talent risks, and the risk of litigation and claims related to our content production.

Furthermore, if the advertisements on The Roku Channel are not relevant to our users or are overly intrusive and impede our users’ enjoyment of the available content, our users may not stream content and view advertisements on The Roku Channel, and The Roku Channel may not generate sufficient revenue from advertising to be cost effective for us to operate. In addition, we distribute The Roku Channel on platforms other than our own streaming platform, and we may not be successful in attracting a large number of users or generating significant revenue from advertising through the distribution of The Roku Channel on such other streaming platforms.
The sale of Premium Subscriptions on The Roku Channel also generates platform revenue and carries certain non-advertising related risks. See “—If our users sign up for offerings and services outside of our streaming platform or through other apps on our streaming platform, our business may be harmed.”
We depend on a small number of content partners for a majority of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the fiscal year ended December 31, 2024, the top three streaming services (excluding The Roku Channel) represented almost 50% of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, user base, or Roku streaming device sales may be adversely affected, and our business may be harmed.
If popular or new content publishers do not publish content on our streaming platform, we may fail to retain existing users and attract new users.
We must continuously maintain existing relationships and identify and establish new relationships with content publishers to provide popular streaming apps, streaming app features, and content on our platform. In order to remain competitive, we must consistently meet user demand for popular streaming apps, streaming app features, streaming app bundles, and content, particularly as we launch new streaming devices, introduce new TVs powered by the Roku TV OS, or enter new markets, including international markets. This may be challenging as the industry continues to evolve, including through consolidation of content publishers, joint ventures among content publishers, and licensing of content between content publishers. If we are not successful in helping our content publishers launch, maintain, and expand their streaming apps and streaming app features that attract and retain a significant number of users on our streaming platform or if we are not able to do so in a cost-effective manner, our business will be harmed. Our success in assisting our content publishers maintain and expand their app offerings on a cost-effective basis largely depends on our ability to effectively promote and market streaming apps, minimize launch delays or downtime of streaming apps, and minimize streaming platform downtime and other technical difficulties.
In addition, if service operators, including traditional TV providers, refuse to grant our users access to stream certain apps or only make content available on devices they prefer, our ability to offer a broad selection of popular streaming apps or content may be limited, which could adversely affect our business.
The non-renewal or early termination of agreements with our content partners may result in the removal of certain apps or app features from our streaming platform and harm our streaming device sales, user base growth, and engagement.
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
The loss of such apps or app features from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content partners on terms favorable to us, or at all, or if these content partners face problems in delivering their content across our streaming platform, we may lose app partners or users and our streaming device sales, user base growth, and engagement may be harmed.
If our content partners do not participate in new features that we may introduce from time to time or choose develop their apps on alternative streaming platforms, our business may be harmed.
As our streaming platform and products evolve, we will continue to introduce new features, which may or may not be attractive to our content partners or meet their business or technical requirements. For example, some content partners have elected not to participate in new Roku Home Screen Menu features or in our Roku Zones (collections of related content from apps across our streaming platform) or have imposed limits on our data gathering for usage within their apps. See also “—We may not be successful in our efforts to further monetize our expanding user base and streaming activity as we increase the amount of content offered and streamed across our platform, which may harm our business.” In addition, our streaming platform utilizes our proprietary Brightscript scripting language to allow our content partners to develop and create apps on our streaming platform. Certain content partners may find other languages, such as HTML5, more attractive to develop for and shift their resources to developing their apps on other platforms. If key content partners do not find our streaming platform simple and attractive to develop apps for, do not value and participate in all of the features and functionality that our streaming platform offers, or determine that our software developer kit or new features of our platform do not meet their requirements, our business may be harmed.
If our users sign up for offerings and services outside of our streaming platform or through other apps on our streaming platform, our business may be harmed.
We earn revenue by acquiring subscribers for certain of our content partners activated on or through our streaming platform, including Premium Subscriptions on The Roku Channel, which allow our users to pay for content from various content partners. If users reduce their use of our streaming platform for these purchases or subscriptions for any reason, including opting to pay for services directly with content partners or by other means for which we do not receive attribution, our business may be harmed.
In addition, certain apps available on our streaming platform allow users to purchase additional streaming services from within those apps. The revenue we earn from these transactions, if any, is not always equivalent to the revenue we earn from sales of such additional services on a stand-alone basis through our streaming platform. If users increase their spending on such in-app transactions at the expense of stand-alone purchases through our streaming platform, our business may be harmed.
Our growth depends in part on our ability to develop, maintain, and expand relationships with our licensed Roku TV partners and manufacturing partners.
We license the Roku TV OS and our smart TV reference designs to certain TV brand and manufacturing partners for the development, manufacture, and commercialization of licensed Roku TV models and, for a number of years, the sale of Roku TV models by our licensed Roku TV partners has materially contributed to growth in our user base and Streaming Hours and supported our platform monetization efforts. As our Roku TV licensing program has expanded to certain markets outside the United States, international users are representing an increasing share of our user base. We have developed, and intend to continue to develop and expand, relationships with these TV brand and manufacturing partners as we continue to invest in the growth and expansion of our Roku TV program both in the United States and international markets. We typically do not receive or expect license revenue from these license arrangements but incur operating expenses to establish and support them. The economic benefits that we derive from these license arrangements are and will likely continue to be indirect, primarily growth of our user base and increasing Streaming Hours, and both enabling us to generate more streaming services distribution and advertising-related revenue on our platform. If these arrangements do not continue to result in increased user base and Streaming Hours, and if that growth does not in turn lead to successfully monetizing that increased user activity, our business may be harmed. See also “—We may not be successful in our efforts to further monetize our expanding user base and streaming activity as we increase the amount of content offered and streamed across our platform, which may harm our business.”
The loss of a relationship with a licensed Roku TV partner (including as a result of our launch of Roku-branded TVs that are designed, made, and sold by us) could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and retail distribution channels, increase our marketing costs, and result in the loss of revenue. If we are not successful in maintaining existing and creating new relationships with any of these licensed Roku TV partners, or if we encounter technological, content licensing, or other impediments to these relationships, our ability to grow or maintain our business could be adversely impacted.
Our Roku TV licensing arrangements are complex and time-consuming to negotiate and complete. Under these license arrangements, we generally have limited or no control over the amount and timing of resources our licensing partners may dedicate to the relationship. In the past, our licensed Roku TV partners have failed to meet their forecasts and anticipated market launch dates for distributing Roku TV models, and they may fail to do so in the future. If our licensed Roku TV partners fail to meet their forecasts or launch dates for distributing our streaming devices or choose to deploy competing streaming solutions within their product lines, our business may be harmed.
We and our licensed Roku TV partners depend on retail sales channels to effectively market and sell our respective products, and if we or our partners fail to maintain and expand effective retail sales channels, we or our partners could experience lower product sales.
To continue to grow our user base, we must maintain and expand retail sales channels for our products and for the Roku products sold by our partners or licensees. The majority of our products and our licensed Roku TV partners’ products are sold through traditional brick and mortar retailers, such as Best Buy, Costco, Target, and Walmart, their respective online sales platforms, and traditional online retailers such as Amazon.
We also sell certain products directly through our website and internationally through distributors and retailers such as Coppel in Mexico, Magazine Luiza in Brazil, MediaMarkt in Germany, and Currys in the United Kingdom. As we are still a recent entrant in international markets, we may not have established a strong reputation or relationships with retailers for those markets as compared to our retail sales channels in the United States or our competitors in international markets. See also “—We may be unable to successfully expand our international operations, and our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.”

Our retailers and distributors also sell products that compete with our products and our licensed Roku TV partners’ products, including house-branded televisions sold by such retailers that utilize TV operating systems other than the Roku TV OS. We have no minimum purchase commitments or long-term contracts with any of these retailers or distributors, and there can be no assurance that we will reach agreements with our retailers and distributors on terms we find acceptable or that will be consistent with our past practices.
We may be reliant on certain retailers or distributors. Amazon, Best Buy, Target, and Walmart in total accounted for 81% and 76% of our devices revenue for the years ended December 31, 2024 and 2023, respectively. Furthermore, our licensed Roku TV partners may be reliant on the same or other retailers and distributors for a significant portion of their unit sales of Roku TV models. If one or several retailers or distributors were to discontinue selling our or licensed Roku TV partners’ products, choose not to prominently display those products in their stores or on their websites, or close or severely limit access to their brick and mortar locations, the volume of our or our licensed Roku TV partners’ products sold could decrease, which would harm our business. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
In addition, if any of our existing licensed Roku TV partners choose to work exclusively with, or divert a significant portion of their business with us, to other operating system developers, this may adversely impact our ability to continue to license the Roku TV OS and our smart TV reference design to TV brands and to grow our user base and monetize the Roku TV OS. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines, stronger brand identity, and greater marketing resources, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices, smart TVs, and smart home devices, is able to market and promote these products more prominently on its website, and could refuse to offer or promote our products on its website. We also may face increased competition with Walmart (which currently makes and sells Onn. branded streaming products, including co-branded Roku TV models), in light of Walmart’s recent acquisition of Vizio (which also makes and sells smart TVs with a proprietary operating system). See also “—If our efforts to build a strong brand and maintain customer satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our business may be harmed” and “—If we fail to differentiate our streaming platform and compete successfully with our competitors, it will be difficult for us to attract and retain users and our business will be adversely impacted.” Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, could require us to increase our marketing or other expenditures to maintain our product visibility or could result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our products during these periods, our business would be harmed.
If our efforts to build a strong brand and maintain customer satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our business may be harmed.
Building and maintaining a strong brand is important to attract and retain users, as potential users have a number of TV streaming choices. Successfully building a brand is a time-consuming and comprehensive endeavor, and our brand may be negatively impacted by factors, some which are beyond our control, such as the quality and reliability of the Roku TV models made by our licensed Roku TV partners and the quality of the content provided by our content partners. Our competitors may be able to achieve and maintain brand awareness and consumer demand for their products more quickly and effectively than we can. Many of our competitors are larger companies and may have greater resources to devote to the promotion of their brands through traditional advertising, digital advertising, or website product placement. See also “—If we fail to differentiate our streaming platform and compete successfully with our competitors, it will be difficult for us to attract and retain users and our business will be adversely impacted.” If we are unable to execute on building a strong brand, it may be difficult to differentiate our business and streaming platform from our competitors in the marketplace, which may adversely affect our ability to attract and retain users and harm our business.
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
If we encounter problems with the limited number of contract manufacturers we primarily depend upon, our operations could be disrupted.
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
Our licensed Roku TV partners’ control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, may be limited. For those licensed Roku TV partners with contract manufacturers or suppliers, the problems are exacerbated because the contract manufacturer is a third party, and the licensed Roku TV partner does not have direct visibility into or control over the operations. Delays, component shortages, and other manufacturing and supply problems could impair the manufacture or distribution of Roku TV models. Interruptions in the supply of Roku TV models to retailers and distributors or increases in the pricing of Roku TV models at times have negatively affected, and could adversely affect in the future, the volume of Roku TV models sold at retail, resulting in slower user base and Streaming Hours growth.
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
We depend on sole source suppliers for key components in our products. For example, each of our streaming players and TVs powered by the Roku TV OS may utilize a specific system on chip (or SoC), Wi-Fi silicon product, and Wi-Fi front-end module, each of which may be available from only a single manufacturer and for which we do not have a second source.
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
There is also a risk that the strategic supplier may stop producing such components, cease operations, be acquired by or enter into exclusive arrangements with our competitors or other companies, put contract manufacturers on allocation because of semiconductor shortages, or become subject to U.S. or foreign sanctions or export control restrictions or penalties. Such suppliers have experienced, and may in the future experience, production, shipping, or logistical constraints arising from macroeconomic conditions or other circumstances, such as inflationary pressures, geopolitical conflicts, and supply chain disruptions. Such interruptions and delays have in the past and may in the future force us to seek similar components from alternative sources, which may not always be available, and which may cause us to delay product introductions and incur air freight expense. Switching from a sole-source supplier may require that we adapt our software and redesign our products to accommodate new chips and components, and may require us to re-qualify our products with regulatory bodies, such as the U.S. Federal Communications Commission (“FCC”), which would be costly and time-consuming.
Our reliance on sole-source suppliers involves a number of additional risks, including risks related to: supplier capacity constraints; price increases, including those related to inflationary pressures, tariffs, and material costs; timely delivery; component quality; and delays in, or the inability to execute on, a supplier roadmap for components and technologies. Any interruption in the supply of sole-source components for our products could adversely affect our ability to meet scheduled product deliveries to our retailers and distributors, result in lost sales and higher expenses, and harm our business.
If our products do not operate effectively with various offerings, technologies, and systems from content partners and other third parties that we do not control, our business may be harmed.
The Roku TV OS is designed to perform using relatively low-cost hardware, which enables us to drive user growth via Roku streaming devices offered at a low cost to users. However, this hardware must be interoperable with all apps and other offerings, technologies, and systems from our content partners, including virtual multi-channel video programming distributors, and other third parties. We have no control over these offerings, technologies, and systems beyond our app certification requirements, and if Roku streaming devices do not provide our users with a high-quality experience on those offerings on a cost-effective basis or if changes are made to those offerings that are not compatible with Roku streaming devices, we may be unable to increase user base growth and user engagement or may be required to increase our hardware costs, and our business will be harmed.
We plan to continue to introduce new products regularly, including, for example, the Roku-branded TVs we launched in 2023 and 2024, and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content partners have the right to test and certify our new products before we can publish their apps. The certification processes can be time-consuming and introduce third-party dependencies into our product release cycles. If our content partners do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, we may not be able to offer certain products to all licensed Roku TV partners or we may not continue to offer certain apps. To continue to grow our user base and user engagement, we will need to prioritize development of Roku streaming devices to work better with new offerings, technologies, and systems. If we are unable to maintain consistent operability of Roku streaming devices that is on parity with or better than other platforms, our business could be harmed.
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
Our products and the products of our licensed Roku TV partners are complex and have in the past contained, and may in the future contain, hardware defects or software errors. These defects and errors can manifest themselves in any number of ways in our products or our streaming platform, including through diminished performance, security vulnerabilities, data loss or poor quality, device malfunctions, account inactivity, or even permanently disabled products. Some errors may only be discovered after a product has been shipped and used by users and may in some cases only be detected under certain circumstances or after extended use. We update our software on a regular basis, and, despite our quality assurance processes, we could introduce software errors in the process of any such update.
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
We rely on third-party component suppliers to provide certain functionalities needed for the operation and use of our products. Any errors or defects in such third-party technology could result in errors or defects in our products that could harm our business. If these components have a manufacturing, design, or other defect, they could cause our products to fail and could render them permanently inoperable. For example, the typical means by which our users connect their home networks to our players is by way of a Wi-Fi access point in the home network router. If the Wi-Fi receiver or transmitter in a player fails and cannot detect a home network’s Wi-Fi access point, the player will not be able to display or deliver any content to the TV screen. As a result, we may have to recall and replace defective products, which could be at a considerable expense. In addition, if our insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed. Should we have a widespread problem of this kind, our reputation in the market could also be adversely affected.
If we are unable to obtain or maintain necessary or desirable licenses, certifications, or approvals related to our use or support of third-party technology, intellectual property, or services then our ability to develop and introduce new products and services, and continue to manufacture, update, and commercialize existing products and services, may be impaired.
We use or enable in our products and services certain industry standard and other technology, intellectual property, and services that are obtained from third parties. In order to continue to make, distribute, update, and commercialize existing products and services and introduce and commercialize new products and services that use a third-party technology, we may be required to maintain certain licenses, certifications, and approvals from the relevant third parties. The licenses, certifications, and approvals we need to obtain may be or become unavailable to us on commercially reasonable terms, if at all. If we are unable to obtain or maintain necessary third-party licenses, certifications, or approvals, we may have to obtain substitute technologies, intellectual property, or services with lower quality or performance standards, or at a greater cost, or remove desired functions and features from our products and services, any of which could harm customer and partner relationships, as well as the competitiveness of our products, services, and business.
Our products and services are designed to be compatible with numerous industry standards. In many cases, these industry standards have numerous associated patents known generally as standard essential patents (“SEPs”). Over time, SEP owners have increasingly turned away from licensing their SEPs through patent pools, preferring to license their portfolios directly. This has increased the number of licensors (since the patents are not pooled) and increased the time, cost, and difficulty of SEP licensing. If we are unable to obtain a license to a necessary SEP on commercially reasonable terms, or at all, or find a suitable substitute technology that complies with the industry standard, our customer and partner relationships, as well as the competitiveness of our products and services, and our business may be harmed. See also “—We must continue to innovate and develop new and existing products and services to remain competitive, and new products and services expose our business to new risks.”
We must continue to innovate and develop new and existing products and services to remain competitive, and new products and services expose our business to new risks.
We must continually innovate and improve our products and services and develop new products and services to meet changing consumer demands. The introduction of a new product or service is a complex process, involving significant expenditures in research and development, promotion, and sales channel development, and can expose our business to new risks. The introduction of new products and services or changes to our existing products and services may result in new or enhanced governmental or regulatory scrutiny, new litigation or claims, or other complications that could adversely affect our business, reputation, or financial results. In addition, our entrance into entirely new lines of business beyond our historical core business of TV streaming and advertising, such as our Roku-branded smart home products, may change our risk profile and subject us to risks that differ from the risks we face as a result of our historical TV streaming business.
Whether users will broadly adopt our new products or services is not certain. Our future success will depend on our ability to develop new and competitively priced products and services and add new desirable content and features to our streaming platform. Moreover, we must introduce new products and services in a timely and cost-effective manner, and we must secure production orders for new products from our contract manufacturers. See also “—If popular or new content publishers do not publish content on our streaming platform, we may fail to retain existing users and attract new users.”
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
•our ability to identify and contract with appropriate manufacturers;
•the ability of our contract manufacturers to cost-effectively manufacture our products, produce quality products, and minimize defects, manufacturing mishaps, shipping costs, and delays;
•the availability of materials and key components used in manufacturing;
•tariffs, trade, sanctions, and export restrictions by the U.S. or foreign governments;
•our ability to comply with regulatory requirements; and
•our ability to attract and retain high quality research and development personnel.
If any of these or other factors materializes, we may not be able to develop and introduce new products or services in a timely or cost-effective manner, and our business may be harmed. We do not expect that all of our new products and services will be successful.
We are incorporating AI technologies into some of our products and services, which may present operational and reputational risks.
We have incorporated and intend to continue to incorporate AI technologies, such as generative AI, into our products and services. For example, we have introduced a generative-driven ad creation service for our advertisers to help them create ads more easily, and we continue to use AI technologies to power our content recommendation engine and our content row on the Roku Home Screen. As with many innovations, AI presents risks and challenges that could adversely impact our business. AI technologies can create accuracy issues, unintended biases, and discriminatory outcomes, or may create content that appears correct but is inaccurate or flawed. If the recommendations, content, or analyses that AI applications produce are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI technologies. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy, or use AI technologies. See also “—If government regulations or laws relating to the internet, video, advertising, or other areas of our business change, we may need to alter the manner in which we conduct our business, or our business could be harmed.” There can be no assurance that the measures we have taken to mitigate the potential risks related to generative AI will be sufficient. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
If we fail to provide adequate levels of quality customer support, we could lose users, advertisers, content partners, and licensed Roku TV partners, which could harm our business.
A high level of support is critical for the success of our business, and our users depend on this support to resolve issues relating to our products and our streaming platform. We currently outsource the majority of our customer support operation to a third-party customer support organization which provides support to end users and licensees. If we do not effectively train, update, and manage our third-party customer support organization to assist our users and licensees, and if that support organization does not succeed in helping them quickly resolve issues or provide effective ongoing support, it could adversely affect our ability to monetize our streaming platform, to sell our products to users and could harm our reputation with potential new customers and our licensees.
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain prior quarters, we may continue to incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of December 31, 2024, we had an accumulated deficit of $1,427.0 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to achieve profitability again. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
Our quarterly operating results may be volatile and are difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.
Our revenue, gross profit, key performance metrics, and other operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control. Factors that may contribute to the variability of our operating results and cause the market price of our Class A common stock to fluctuate include:
•the entrance of new competitors or competitive products or services;
•our ability to retain and grow our user base, increase engagement among new and existing users, and monetize our streaming platform;
•our ability to maintain effective pricing practices in response to competitive market conditions or other macroeconomic factors, such as increased taxes, inflation, or tariffs, and our ability to control costs, including our operating expenses;
•our revenue mix, which drives gross profit;
•supply of advertising inventory on our platform and advertiser demand for such inventory;
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
•delays in delivery of our products or partner-branded products, or disruptions in our or our partners’ supply or distribution chains; and
•an increase in legal costs, including costs associated with protecting our intellectual property, defending against intellectual property infringement allegations, or procuring rights to intellectual property.
See also “—The market price of our Class A common stock has been, and may continue to be, volatile, and the value of our Class A common stock may decline.”
Our gross margins vary across our devices and platform offerings. Our devices segment experienced negative gross margin for the year ended December 31, 2024, and our platform segment experienced positive gross margin for the year ended December 31, 2024. Gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations.
In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in device, geographic, or retail sales channel mix, component cost increases, price competition, or the introduction of new products, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our devices gross margin or record negative gross margin on devices in an effort to grow our user base and gross profit.
As a result, our devices segment revenue may not increase as rapidly as it has in the past, or at all, and, unless we are able to continue to increase our platform segment revenue and grow our user base, we may be unable to grow gross profit and our business will be harmed. For example, from time to time, global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages, and increases in component prices, which negatively affected our devices gross margin. If a reduction in devices gross margin does not result in an increase in our user base or an increase in our platform revenue and gross profit, our financial results may suffer, and our business may be harmed. In addition, our platform segment has experienced in the past, and may experience in the future, lower gross margins than we anticipate. If our platform gross margins are lower than we anticipate, our financial results may suffer, and our business may be harmed.
If we have difficulty managing our growth in operating expenses, our business could be harmed.
From time to time, we have experienced significant growth in our research and development, sales and marketing, support services, operations, and general and administrative functions, and we may expand certain of these activities in the future. Our historical growth has placed, and any future growth will continue to place, significant demands on our management, as well as our financial and operational resources, to:
•manage a larger organization;
•hire more employees, including engineers with relevant skills and experience;
•expand internationally;
•increase our sales and marketing efforts;
•expand the capacity to manufacture and distribute our products;
•broaden our customer support capabilities;
•expand our product offerings;
•support our licensed Roku TV partners;
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
We have previously undertaken restructuring plans to adjust our investment priorities and manage our operating expenses, and we may do so again in the future. We have incurred, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives, and there can be no assurance that any restructuring plans and initiatives will be successful. Any restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
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
We currently generate the vast majority of our revenue in the United States and have limited experience marketing, selling, licensing, and supporting our products and running or monetizing our streaming platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our products and streaming platform services. Moreover, we face intense competition in international markets, especially because some of our competitors have already successfully introduced their products into new markets we are entering, have greater experience managing a global organization, and have greater resources.

In the course of expanding our international operations, we are subject to a variety of risks that could adversely affect our business, including:
•differing and evolving legal and regulatory requirements in foreign jurisdictions, including laws and regulations pertaining to data privacy and security, consumer protection, tax, telecommunications, trade (including tariffs, quotas, and sanctions), labor, environmental protection, censorship and other content restrictions, AI technologies, intellectual property, and local content and advertising requirements, among others;
•exposure to increased corruption risk and compliance with laws such as the U.S. Foreign Corrupt Practices Act, UK Bribery Act, and other anti-corruption laws, U.S. or foreign export controls and sanctions, and local laws requiring the maintenance of accurate books and records and a system of sufficient internal controls;
•slower consumer adoption and acceptance of streaming devices and services in other countries;
•different or unique competitive pressures, including as a result of competition with other devices that consumers may use to stream TV or existing local traditional TV services and products, including those provided by incumbent TV service providers and local consumer electronics companies;
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
•unstable political and economic conditions, social unrest, or economic instability, including due to pandemics, natural disasters, wars, terrorist activity, foreign invasions (such as the Russian invasion of Ukraine), tariffs, trade disputes, local or global recessions, diplomatic or economic tensions (such as the tension between China and Taiwan and the tension in the Middle East), long-term environmental risks, or climate change;
•adverse tax consequences, such as those related to changes in tax laws (including increased tax rates, the imposition of digital services taxes, and the adoption of global corporate minimum taxes and anti-base-erosion rules), changes in the interpretation of existing tax laws, and the heightened scrutiny by tax administrators of companies that have cross-border business activities;
•the imposition of customs duties on cross-border data flows for streaming services, such as in the event that the World Trade Organization (WTO) fails to extend the current moratorium on such duties or the moratorium is applied only among WTO member states that support a new e-commerce agreement;
•pandemics or epidemics, which could result in decreased economic activity in certain markets, changes in the use of our products or platform, or decreased ability to import, export, ship, or sell our products to supply such services to existing or new customers in international markets;
•inflationary pressures, which may increase costs for materials, supplies, and services;
•fluctuations in currency exchange rates, which could impact the revenue and expenses of our international operations and expose us to foreign currency exchange rate risk (see the section titled “Foreign Currency Exchange Rate Risk” in Part II, Item 7A of this Annual Report);
•restrictions on the repatriation of earnings from certain jurisdictions; and
•working capital constraints.
In addition, we may face challenges in successfully deploying our three-phased business model—grow scale, grow engagement, and grow monetization—in international markets. Even if we are able to increase our user base in international markets, we may be unable to effectively grow our Streaming Hours or monetize user activity in those markets. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.
Our revenue and gross profit are subject to seasonality and other potential fluctuations, and if our sales during the affected periods fall below our expectations, our business may be harmed.
Seasonality and certain one-time events significantly affect our business. For example, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year due to higher consumer purchases and increased advertising during holiday seasons. Furthermore, in preparation for the fourth quarter holiday season, we recognize significant discounts in the average selling prices of our products through retailers in an effort to grow our user base, which typically reduce our devices gross margin in the fourth quarter. Additionally, certain other events have in the past, and may in the future, impact the amount of advertising spending on our platform.
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
Our success depends in large part on our ability to attract and retain key personnel on our senior management team and in our engineering, research and development, sales and marketing, operations, and other organizations. In particular, our founder, Chairman and Chief Executive Officer, Anthony Wood, is critical to our overall management, as well as the continued development of our products and streaming platform, our culture, and our strategic direction. We do not have long-term employment or non-competition agreements with any of our key personnel. The loss of one or more of our executive officers or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business.
Our ability to compete and grow depends in large part on the efforts and talents of our employees. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, workforce participation rates, and unstable political conditions. Our employees, particularly engineers and other product developers, are in demand, and we devote significant resources to identifying, hiring, training, successfully integrating, and retaining these employees. To attract top talent, we generally offer competitive compensation packages before we can validate the productivity of those employees. In addition, some companies offer a remote or hybrid work environment, which may increase the competition for employees from employers outside of our traditional office locations. To retain employees, we have in the past and may in the future need to increase our employee compensation levels or other benefits in response to competition and other business and macroeconomic factors. The loss of employees or the inability to hire additional skilled employees necessary to support our growth could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause disruptions.
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
We may pursue acquisitions involving a number of risks, which could harm our business if not successfully addressed.
We have acquired, and may in the future acquire, businesses, products, or technologies to expand our offerings and capabilities, user base, and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations, and any anticipated benefits from an acquisition may never materialize.

Acquisitions may require the expenditure of cash, dilutive issuances of equity securities, or the incurrence of debt, which could adversely affect our operating results, result in unfavorable accounting treatment, and expose us to claims and disputes by third parties, including intellectual property claims. Acquisitions may not generate sufficient financial returns to offset additional costs and expenses related to the acquisitions.
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
On September 16, 2024, we entered into a credit agreement (the “Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Agent”), providing for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements. As of December 31, 2024, we had not borrowed against the Credit Agreement.
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
As of December 31, 2024, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, fail to make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If any future outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.
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
Macroeconomic uncertainties can adversely impact our business, results of operations, and financial condition.
Macroeconomic uncertainties, such as inflation, slow growth or recession, higher interest rates, financial and credit market fluctuations, changes in economic or government policies (such as tariffs), bank failures, labor disputes, and global supply chain constraints have, and may in the future, adversely impact consumer confidence and spending and materially adversely affect many aspects of our business.
Our business is dependent on consumer discretionary spending and advertising spending, both of which are susceptible to changes in macroeconomic conditions and uncertainties. Sustained inflation, an economic downturn, or the impact of tariffs, have in the past and may in the future result in fewer consumer purchases of our products or the products of our licensed Roku TV partners and reduced advertising spending. At times, advertising budgets in a variety of industries have been pressured by factors such as inflation, rising interest rates, and market uncertainty, which has led to reduced advertiser spending and adversely affected our platform revenue. Any pullback in consumer discretionary spending or advertising spending could adversely affect our future operating results.
In addition, a significant reduction in the supply of original entertainment content, including as a result of macroeconomic factors or labor disputes (such as the 2023 strikes called by the Writers Guild of America and SAG‐AFTRA), could in turn reduce the demand for advertising on our platform, and have a material adverse effect on our financial condition, operating results, and key performance metrics.
The extent to which macroeconomic uncertainties may impact our operational and financial performance is uncertain and will depend on many factors outside our control. These direct and indirect impacts may negatively affect our business and operating results.
Natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business.
Occurrence of any catastrophic event, including an earthquake, flood, tsunami, or other weather event, power loss, internet failure, software or hardware malfunctions, cybersecurity attack, war or foreign invasion (such as the Russian invasion of Ukraine and the conflicts in the Middle East), terrorist attack and other geopolitical conflicts (such as Yemen’s Houthi attacks in the Red Sea, or potential retaliatory actions from foreign governments in response to the current U.S. Administration’s actions), medical epidemic or pandemic (such as the COVID-19 pandemic), government shutdown orders, other man-made disasters, or other catastrophic events could disrupt our, our business partners’ and customers’ business operations or result in disruptions in the broader global economic environment. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.
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
We depend on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process, and transmit large amounts of sensitive corporate, personal, and other information, including intellectual property, proprietary business information, user payment card information, user video and audio recordings, other user information, employee information, and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity, and availability of personal information in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and complying with requirements regarding the use or cross-border transfer of such personal information. These obligations create potential legal liability to regulators, our business partners, our users, and other stakeholders and impact the attractiveness of our services to existing and potential users. Data protection laws around the world often require “reasonable,” “appropriate,” or “adequate” technical and organizational security measures, and the interpretation and application of those laws are often uncertain and evolving, and there can be no assurance that our security measures will be deemed adequate, appropriate, or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, or in accordance with applicable legal requirements may not be able to protect the information we maintain.
In addition, each U.S. state and most U.S. territories, each EU member state, and the United Kingdom, as well as many other foreign nations, have passed laws requiring notification to regulatory authorities, affected users, or others within a specific timeframe when there has been a security breach involving, or other unauthorized access to or acquisition or disclosure of, certain personal information and impose additional obligations on companies. In addition to potential fines, we could be subject to mandatory corrective action due to a data security incident, and any failure to maintain performance, reliability, security, and availability of our network infrastructure to the satisfaction of our users, business partners, regulators, or other relevant stakeholders may harm our reputation and our ability to retain existing users and attract new users, as well as adversely affect our business operations and result in substantial costs. These obligations create potential legal liability to regulators, our business partners, our users, and other stakeholders and impact the attractiveness of our services to existing and potential users.
We have outsourced or may outsource certain elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits, and stores our users’ or others’ personal information (such as payment card information and user video and audio recordings), and as a result, we manage a number of third-party vendors and other partners who may or could have access to our information technology systems (including our computer networks) or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved in or have access to those systems, are very large and complex. Technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war, foreign invasions, and telecommunications and electrical failures, could result in a material disruption of our product development and our business operations. Significant disruptions of our third-party vendors’ or commercial partners’ information technology systems or other similar data security incidents could also adversely affect our business operations or result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive or personal information, which could harm our business.
The size, complexity, accessibility, and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems vulnerable to unintentional or malicious, internal, and external threats. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for threat actors. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter new markets. Vulnerabilities can be, and have been, exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Open-source software, which may be incorporated into our systems or products, inherently presents a large attack surface and may contain vulnerabilities of which we are not aware and which we cannot control or fully mitigate. Moreover, AI technologies may be used to implement certain cybersecurity attacks or to increase their intensity, which may further increase risk. While we have processes in place to mitigate the risks related to these vulnerabilities, these measures may not be adequately designed or implemented to ensure that our operations are not disrupted, our reputation is not harmed, or that we will not be impacted by ransomware, cybersecurity attacks, or other vulnerabilities in the future. For example, despite our efforts to secure our information technology systems and the data contained in those systems, we and our third-party vendors and business partners have experienced, and remain vulnerable to, data security incidents, including ransomware, phishing attacks, bot attacks, credential stuffing attacks, improper employee access of confidential data, and inadvertent employee disclosure of confidential data. There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe that we have experienced a data security incident that we have not discovered, we note that attackers continue to advance the ways they conceal their unauthorized access to systems.
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
The limitations of liability in our contracts related to our information technology systems may not be enforceable or adequate or otherwise protect us from liabilities or damages. While we maintain insurance policies to cover certain losses relating to our information technology systems, there may be exceptions. Security incidents or certain aspects of security incidents may not be fully covered by our insurance policies or covered at all. Additionally, insurance policies will not protect against the reputational harms caused by a major security incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Further, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
We and our service providers and partners collect, process, transmit, disclose, and store personal information, which creates legal obligations and exposes us to potential liability.
We and our service providers and partners collect, process, disclose, and store personal information of individuals. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, processing, retention, protection, disclosure, cross-border transfer, localization, and storage of such personal information. These regulatory requirements are evolving, and data privacy compliance is an area of increasing scrutiny for privacy and consumer rights groups and government bodies. For example, in addition to the EU General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation, and Brazil’s Lei Geral de Proteção de Dados, various U.S. states have enacted broad-based privacy and data protection legislation, including California, Colorado, Connecticut, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah, and Virginia, and more states are expected to follow suit.
We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations. We continue to monitor the implementation, enforcement, interpretation, and evolution of these laws and regulations, but they are still rapidly evolving and, as a result, their application, interpretation, and enforcement are uncertain, and they may be interpreted and applied inconsistently with our current policies and practices. In such event, we may be subject to significant fines and penalties (such as restrictions on personal information processing) or claims for damages from private litigants, or we may be required to make changes to our policies and operations, including the manner in which we provide our services or use our user data, and our business, financial condition, and results of operations may be harmed.
We continue to assess the available regulatory guidance, determinations, and enforcement actions on international data transfer compliance for companies. As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area or the United Kingdom to the United States. We have joined the EU, Swiss, and UK Data Privacy Framework programs to facilitate transfers of non-HR personal data to the United States from these jurisdictions. Our ability to continue to transfer personal information outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR or other legal frameworks, and we may experience operating disruptions if we are unable to conduct these transfers in the future. In addition, some countries are considering or have enacted “data localization” laws requiring that user data regarding users in their respective countries be maintained, stored, or processed in their respective countries. Maintaining local data centers in individual countries could increase our operating costs significantly.
We, our service providers and partners use tracking technologies to collect information about users’ interactions with our platform, devices, websites, apps, and partners’ digital properties, and deliver advertising and personalized content for ourselves and on behalf of our partners. To personalize content and advertisements effectively, we must leverage this data, as well as data provided by third parties. The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that could significantly restrict us and other advertising industry participants’ ability to collect, use, retain, and disclose personal information. For example, some of these laws and regulations may require more explicit consumer notice and consent for using tracking technology or collecting sensitive personal information, restrict disclosure of personal information between companies, or grant consumers the right to delete or limit the collection and use of their personal information. Our ability to collect, use and retain such data could also be further restricted by our agreements with advertisers and content partners.
Any restrictions on our ability to collect, use, or retain data is likely to increase the number of users to whom we cannot serve targeted advertising, which could make our platform less attractive to advertisers and partners, and harm our ability to grow our revenue, particularly our platform revenue which depends on effective delivery of advertising campaigns. We are continuing to assess the impact of new and proposed privacy and data protection laws on our business.
Any significant disruption in our information technology systems or those of third parties we utilize in our operations could result in a loss or degradation of service on our platform and could harm our business.
We rely on the expertise of our engineering and software development teams as well as the teams of our service providers and partners for the performance and operation of the Roku TV OS, streaming platform, smart home products, and other information technology systems. Service interruptions, errors in our software, or the unavailability of information technology systems used in our operations could diminish the overall attractiveness of our products and streaming platform to existing and potential users or otherwise disrupt our business. We utilize information technology systems located either in our facilities or those of third-party server hosting providers and third-party internet-based or cloud computing services. Although we generally enter into service level agreements with these parties, we exercise no control over their operations, which makes us vulnerable to any errors, interruptions, or delays that they may experience.
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
Our business relies upon the ability of our users to access high-quality streaming content through the internet. As a result, the growth of our business depends on our users’ ability to obtain and maintain high-speed access to the internet at reasonable cost, which relies in part on internet service network operators’ continuing willingness to upgrade and maintain their equipment as well as their continued willingness to preserve the open and interconnected nature of the internet. We exercise no control over network operators, which makes us vulnerable to any errors, disruptions, or delays in their operations, as well as any decision they may make to prioritize the delivery of certain network traffic at the expense of other traffic. Any material disruption or degradation in internet services could harm our business.
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
As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all, thereby hindering our ability to sell or use the relevant technology or requiring redesign of the allegedly infringing solutions to avoid infringement, which could be costly, time‐consuming, or impossible. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing, using, or importing technologies or products that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and indemnify our partners and other third parties. For example, we have in the past elected to develop and implement specific design changes to address potential risks that certain products could otherwise become subject to exclusion or cease and desist orders arising from patent infringement and other intellectual property claims brought to the U.S. International Trade Commission. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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
Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how, and records as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. Additionally, we may also be exposed to material risks of theft, counterfeiting, or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets, or other sensitive information.
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
We are subject to or affected by general business regulations and laws, as well as regulations and laws specific to the internet and online services, including laws and regulations related to data privacy and security, consumer protection, child and youth protection, data localization, encryption, telecommunications, social media, payment processing, subscriptions, taxation, trade, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, calling and texting, content restrictions, protection of minors, and accessibility, among others. We have been, and may be in the future, subject to claims or governmental or regulatory inquiries and investigations with regard to our compliance with such regulations and laws.
Some of our business activities may be within the scope of existing or proposed laws and regulations intended to protect minors online. In this regard, examples of potentially applicable laws and regulations include the UK Age-Appropriate Design Code, UK Online Safety Act, the Irish Fundamentals for a Child-Oriented Approach to Data Processing, various minor-specific provisions of the GDPR and EU Digital Services Act, the Children’s Online Privacy Protection Act, age-appropriate design code style laws at the state level, and minor-specific provisions of state consumer privacy laws. Many states have also incorporated children’s privacy requirements into their laws. This is a rapidly evolving area of law and regulation, and the need to comply with this growing body of laws across the jurisdictions in which we operate could impact our business and require us to incur additional expenses for compliance. Additionally, there have been a dramatic rise in claims asserted under various unsettled laws in the United States, including the Video Privacy Protection Act, which provides a private right of action and allows for statutory damages, actual damages, and, in certain cases, attorneys’ fees, and other similar U.S. state video privacy laws.
As we develop new products and services and improve our streaming platform, we may also be subject to new laws and regulations specific to new technologies that may require us to make changes to our business practices, and failure to adequately address or comply with such laws and regulations may result in legal liability, regulatory action, or brand and reputational harm. For example, to the extent that we incorporate generative AI into our products and services, we will be subject to the evolving legal and regulatory landscape surrounding generative AI technologies. Various national and local governments have proposed or enacted measures that impose new and substantial obligations related to the use of generative AI systems, including the EU, California, Colorado, and Utah.
The laws and regulations governing our industry are still evolving and, as a result, their application, interpretation and enforcement are uncertain, and they may be interpreted and applied inconsistently with our current policies and practices. All litigation and regulatory proceedings are inherently uncertain, and the federal, state, and foreign laws and regulations governing such issues continue to develop. See also “—We and our service providers and partners collect, process, disclose, and store personal information, which creates legal obligations and exposes us to potential liability.” Regulatory inquiries, investigations, and enforcement actions could also adversely impact our business operations. For example, we and other companies in the media, entertainment, and advertising technology industries have been subject to government inquiries and investigations by regulatory bodies with regard to our compliance with privacy and data security laws, the Federal Trade Commission Act, and other applicable laws and regulations. Advocacy organizations have also filed complaints with data protection authorities against businesses with streaming apps and advertising technology, arguing that certain of these companies’ practices do not comply with applicable law. The potential effects of such inquiries, investigations, or enforcement actions are far-reaching, uncertain, and difficult to predict, and may require us, our partners, and our advertisers to modify data processing practices and policies and to incur substantial compliance costs and expenses. Furthermore, if we or the third parties that we work with are alleged to violate applicable laws, our contractual obligations, or our policies, our users could lose trust in us. Any decrease in user retention, growth, or engagement could render our products less attractive to users, advertisers, or partners, and would seriously harm our business.
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
Trade disputes, geopolitical tensions, or political uncertainty can disrupt supply chains and increase the cost of our and our partners’ products, and have a negative impact on consumer confidence, which could impair our future growth and adversely affect our operations, business, financial condition, and results of operations. For example, the current U.S.

Administration has imposed or threatened to impose a range of new tariffs and trade restrictions affecting U.S. imports from China, Canada, Mexico, and other countries. U.S. policymakers have also discussed possible new tariffs on components or inputs incorporated into finished products imported into the United States. The threat, implementation, or modification of such new import restrictions, as well as any retaliatory measures adopted by affected U.S. trade partners, could increase our costs and otherwise be disruptive to the business environment in which we operate.
In addition, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wider sanctions and export restrictions and take other actions should the conflict further escalate. Similarly, the effects of Brexit on EU-UK political, trade, economic, and diplomatic relations continue to be uncertain and such impact may not be fully realized for several years or more. Continued uncertainty and friction may result in regulatory, operational, and cost challenges to our international operations.
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
If we fail to comply with the laws and regulations relating to the payment of income taxes and the collection of indirect taxes, we could be exposed to unexpected costs, expenses, penalties, and fees, which could harm our business.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our founder, Chairman, and Chief Executive Officer, Anthony Wood, holds and controls the vote of a significant number of shares of our outstanding common stock, and therefore Mr. Wood will have significant influence over our management and all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Roku or our assets, for the foreseeable future. If Mr. Wood’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of December 31, 2024, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 12.0% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
•general economic and market conditions; and
•other events or factors, including those resulting from civil unrest, war, foreign invasions, geopolitical tensions, terrorism, or public health crises, or responses to such events.
Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, elections, interest rate changes, tariffs, or international currency fluctuations, may negatively impact the market price of our Class A common stock. As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In addition, we and other companies that have experienced volatility in the market price of their stock have been, and may in the future be, subject to securities class action litigation or derivative litigation. Such litigation could result in substantial costs and divert our management’s attention from other business concerns.
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
As a public company listed in the United States, we incur significant legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including SEC and The Nasdaq Global Select Market regulations, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, and their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We invest resources to comply with evolving laws, regulations, and standards, which may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified directors and officers.
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
•assessing and testing our cybersecurity policies and practices via internal efforts (such as assessments, vulnerability testing, threat modeling, tabletop exercises, and other exercises focused on evaluating the effectiveness of our cybersecurity measures) and by engaging third parties (including cybersecurity consulting firms) to perform assessments of our cybersecurity measures and manage our bug bounty program;

•a cybersecurity risk management process for third-party vendors, including, among other things, a security assessment and contracting process for vendor applications and implementing contractual security measures with third-party vendors; and
•cybersecurity awareness training is available for all employees and enhanced training is provided for certain employees.
Cybersecurity Governance
As part of its broader risk oversight activities, the Board oversees risks from cybersecurity threats, primarily through delegation to the Audit Committee. As reflected in its charter, the Audit Committee assists the Board in reviewing our significant cybersecurity matters and concerns. The Audit Committee engages on cybersecurity matters with our management team, including our Vice President of Product and Enterprise Security, who regularly provides presentations to the Audit Committee on our cybersecurity governance and compliance programs. These presentations address a range of topics including, for example, the threat landscape and cybersecurity events, vulnerability assessments, incident preparedness assessments, disaster recovery plans, and cybersecurity awareness training. Two additional members of our Board, who have cybersecurity experience but are not members of the Audit Committee, are invited to attend Audit Committee meetings when review of our cybersecurity program is on the agenda. In addition, the full Board receives regular updates on the activities of the Audit Committee, including with regard to cybersecurity oversight.
Our Vice President of Product and Enterprise Security is principally responsible for overseeing our cybersecurity risk management program, in partnership with other members of management. Our Vice President of Product and Enterprise Security has over 30 years of experience in cybersecurity and information technology roles, including executive leadership positions at public and private companies.
In addition, our Executive Incident Management Team (“EIMT”) is a cross-functional management committee dedicated to providing executive-level guidance on the cybersecurity incident response process to facilitate an appropriate and timely response, make decisions related to cybersecurity incidents, and notify appropriate parties with relevant cross-functional expertise in the event of a cybersecurity incident.
Our Product and Enterprise Security team is responsible for the day-to-day identification, assessment, and management of information security risks and provides regular updates to our Vice President of Product and Enterprise Security regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Cybersecurity incidents are escalated to our Vice President of Product and Enterprise Security, the EIMT, and the Chair of our Audit Committee in accordance with our cybersecurity incident management procedures, so that decisions can be made regarding incident reporting and disclosure in a timely manner.
Notwithstanding our cybersecurity risk management and governance, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information regarding the cybersecurity risks we face, see Item 1A, Risk Factors, elsewhere in this Annual Report, under the caption “Data security incidents, including cybersecurity attacks, or other significant disruptions of our information technology systems could harm our reputation, cause us to modify our business practices, and otherwise adversely affect our business and subject us to liability.”
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
PART II
Item 4. Mine Safety Disclosures
None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is listed on The Nasdaq Global Select Market under the ticker symbol “ROKU.” Our Class B common stock is not listed or traded on any exchange.
Holders of Record
As of December 31, 2024, there were approximately 64 stockholders of record of our Class A common stock and 13 stockholders of record of our Class B common stock. The actual number of stockholders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares of Class A common stock are held in street name by banks, brokers, and other nominees.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graphs and Cumulative Total Return
The following graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2019 through December 31, 2024, for (i) our Class A common stock, (ii) the Nasdaq Composite Index, and (iii) the Peer Group of companies described below. Because no published index of comparable companies is currently available, we have used the Peer Group of companies for the purposes of this graph in accordance with the requirements of the SEC.
Our Peer Group consists of Alphabet, Inc., Fox Corp, fuboTV, Inc., Interpublic Group of Companies, Inc., LiveRamp Holdings, Inc., Magnite, Inc., Meta Platforms, Inc., Netflix, Inc., Paramount Global, Pinterest, Inc., Pubmatic, Inc., Snap, Inc., Tradedesk Financial Corp, Vizio Holding Corp, Walt Disney Co., and Warner Bros. Discovery, Inc. Vizio Holding Corp was acquired in fiscal year 2024 and is included in the graph below through the last trade date.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A common stock or Class B common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company / Index	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24
Roku, Inc.	$100	$248	$170	$30	$68	$56
Nasdaq Composite Index	$100	$145	$177	$119	$173	$224
Peer Group	$100	$136	$181	$95	$167	$243
Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.
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
This section of this Annual Report generally discusses fiscal years 2024 and 2023 and year-to-year comparisons between those years. Discussions of fiscal year 2022 and year-to-year comparisons between fiscal years 2023 and 2022 that are not included in this Annual Report can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report for the fiscal year ended December 31, 2023 filed with the SEC on February 16, 2024.
Overview
Our two reportable segments are the platform segment and the devices segment. Platform revenue is generated from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls).
Devices revenue is generated from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories. We expect to continue to manage the average selling prices of Roku streaming devices in an effort to sell more devices, which we believe will increase our Streaming Households. We expect that this trade off from devices gross profit or loss to grow Streaming Households should result in increased platform revenue and platform gross profit over time.
Key Performance Metrics and Non-GAAP Measure
The key performance metrics we use to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions are Streaming Households, Streaming Hours, ARPU, and Free Cash Flow.
Beginning with our results for the first quarter of 2025, we will no longer report quarterly updates on Streaming Households, and by extension, ARPU. Since we first reported our key performance metrics in connection with our initial public offering in 2017, our business and the streaming industry have evolved significantly. Now, we are primarily focused on the growth of revenue of our platform segment and Adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). As a result, effective as of the first quarter of 2025, our key performance metrics will be Streaming Hours, Platform Revenue, Adjusted EBITDA, and Free Cash Flow.
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
We had 89.8 million and 80.0 million Streaming Households as of December 31, 2024 and 2023, respectively, reflecting an increase of 12%.
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
Since 2020, all of our Roku streaming devices include a Roku TV OS feature that is designed to identify when content has been continuously streaming on an app for an extended period of time without user interaction. This feature, which we refer to as “Are you still watching,” periodically prompts the user to confirm that they are still watching the selected app and closes the app if the user does not respond affirmatively. We believe that the implementation of this feature across the Roku platform benefits us, our customers, content partners, and advertisers. Some of our leading content partners, including Netflix, also have implemented similar features within their apps. This Roku TV OS feature supplements these app features. This feature has not had and is not expected to have a material impact on our financial performance.
We streamed 127.1 billion and 106.0 billion hours during the years ended December 31, 2024 and 2023, respectively, reflecting an increase of 20%.
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
ARPU was $41.49 as of December 31, 2024 as compared to $39.92 as of December 31, 2023, reflecting an increase of 4%. The increase in ARPU was driven by platform revenue growth in the United States, partially offset by an increasing share of Streaming Households in international markets where we are currently focused more on scale and engagement than monetization.
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
Our Free Cash Flow was $203.2 million and $175.9 million for the TTM periods ended December 31, 2024 and 2023, respectively.
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
The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$218,045	$255,856
Less: Purchases of property and equipment	(5,061)	(82,619)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,746)	2,654
Free cash flow (TTM)	$203,238	$175,891
Components of Results of Operations
Revenue
Platform Revenue
We generate platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services), as well as streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls). Our ad inventory includes video ad inventory from AVOD content in The Roku Channel, native display ads throughout the Roku Experience, as well as ad inventory we obtain through our streaming services distribution agreements with our content partners. To supplement supply, we purchase advertising inventory from our content partners, on an as needed basis. To date, we have generated most of our platform revenue in the United States.
Devices Revenue
We generate devices revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories. We generate most of our devices revenue in the United States. In our international markets, we primarily sell our devices through wholesale distributors which, in turn, sell to retailers.
Cost of Revenue
Cost of Revenue, Platform
Cost of revenue, platform primarily consists of costs associated with acquiring advertising inventory, content amortization costs for both licensed and produced content, costs for licensed premium subscriptions, and revenue share payments on licensed content. Cost of revenue, platform also includes other costs such as payment processing fees, allocated expenses associated with the delivery of our services that primarily include costs of third-party cloud services and salaries, benefits, and stock-based compensation for our platform operations personnel, and amortization of acquired developed technology.
Cost of Revenue, Devices
Cost of revenue, devices is comprised mostly of manufacturing costs payable to third-party manufacturers for devices we sell which include streaming players, Roku-branded TVs, audio products and smart home products. Cost of revenue, devices also includes technology licenses or royalty fees on devices we sell, inbound and outbound freight, duty and logistics costs, third-party packaging, inventory provisions, and allocated overhead costs related to facilities, third-party cloud services, and salaries, benefits, and stock-based compensation for operations personnel.
Operating and Other Expenses
Research and Development
Research and development expenses consist primarily of salaries, benefits, and stock-based compensation for our development teams as well as outsourced development expenses. In addition, research and development expenses include allocated facilities and overhead expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries, benefits, commissions, and stock-based compensation for our employees engaged in sales and sales support, marketing, communications, data science and analytics, business development, product management, and partner support functions. Sales and marketing expenses also include marketing, retail and merchandising expenses, consulting and outside services, and allocated facilities and overhead expenses.
General and Administrative
General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation for our finance, legal, information technology, human resources, and other administrative personnel. General and administrative expenses also include outside legal, accounting, and other professional service fees as well as allocated facilities and overhead expenses.
Other Income, Net
Other income, net primarily consists of interest income on cash and cash equivalents, foreign currency re-measurement, transaction gains and losses, and net change in the fair value of our strategic investments.
Income Tax Expense
Our income tax expense consists primarily of income taxes in certain foreign jurisdictions where we conduct business and income taxes in the United States. We have a full valuation allowance against net deferred tax assets in the United States. We expect to maintain this valuation allowance for the foreseeable future.

Results of Operations
The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Years Ended December 31,
	2024	2023	2022
Net revenue:
Platform	86%	86%	87%
Devices	14%	14%	13%
Total net revenue	100%	100%	100%
Cost of revenue:
Platform	40%	41%	38%
Devices	16%	15%	16%
Total cost of revenue	56%	56%	54%
Gross profit (loss):
Platform	46%	45%	49%
Devices	(2)%	(1)%	(3)%
Total gross profit	44%	44%	46%
Operating expenses:
Research and development	18%	25%	25%
Sales and marketing	23%	30%	27%
General and administrative	8%	12%	11%
Total operating expenses	49%	67%	63%
Loss from operations	(5)%	(23)%	(17)%
Other income, net:
Interest expense	—%	—%	—%
Other income, net	2%	3%	1%
Total other income, net	2%	3%	1%
Loss before income taxes	(3)%	(20)%	(16)%
Income tax expense	—%	—%	—%
Net loss	(3)%	(20)%	(16)%
Comparison of Years Ended December 31, 2024 and 2023
Net Revenue

	Years Ended December 31,
	2024	2023	Change $	Change %
(in thousands, except percentages)
Platform	$3,522,776	$2,994,105	$528,671	18%
Devices	590,122	490,514	99,608	20%
Total net revenue	$4,112,898	$3,484,619	$628,279	18%
Platform
Platform revenue increased by $528.7 million, or 18%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to higher revenue from streaming services distribution, such as revenue share on content subscriptions and Premium Subscriptions through The Roku Channel, in addition to higher advertising revenue, despite continued weakness in the media and entertainment vertical.

Devices
Devices revenue increased by $99.6 million, or 20%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to higher revenue from Roku-branded TVs. This was partially offset by lower revenue from streaming players, audio and smart home products. During the year ended December 31, 2024, the average selling price of all devices shipped increased by 18% and the volume of all devices shipped increased by 5% as compared to the year ended December 31, 2023. The increase in average selling price is due to increased sales of Roku-branded TVs, which generally sell at higher prices compared to streaming players. The increase in the volume of devices shipped was mainly due to higher sales of Roku-branded TVs.
Cost of Revenue and Gross Profit

	Years Ended December 31,
	2024	2023	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$1,636,816	$1,427,546	$209,270	15%
Devices	670,437	534,458	135,979	25%
Total cost of revenue	$2,307,253	$1,962,004	$345,249	18%
Gross Profit (Loss):
Platform	$1,885,960	$1,566,559	$319,401	20%
Devices	(80,315)	(43,944)	(36,371)	83%
Total gross profit	$1,805,645	$1,522,615	$283,030	19%
Platform
The cost of revenue, platform increased by $209.3 million, or 15%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily driven by higher costs of acquiring content and higher credit card processing fees. During the year ended December 31, 2023, cost of revenue, platform also included restructuring charges of $67.0 million of which $65.5 million consisted of impairment charges related to removing selected content assets from The Roku Channel.
Gross profit for the platform segment increased by $319.4 million, or 20%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by the overall growth in our platform revenue.
Devices
The cost of revenue, devices increased by $136.0 million, or 25%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily driven by higher manufacturing costs of $115.0 million, driven by the higher cost of manufacturing Roku-branded TVs, and higher freight costs of $31.8 million.
Gross loss for the devices segment increased by $36.4 million, or 83%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The gross loss was driven by a higher cost of manufacturing of products in the devices segment as compared to the revenue generated from them. We manage the average selling prices of our products to grow our Streaming Households.
Operating Expenses

	Years Ended December 31,
	2024	2023	Change $	Change %
(in thousands, except percentages)
Research and development	$720,145	$878,474	$(158,329)	(18)%
Sales and marketing	932,712	1,033,359	(100,647)	(10)%
General and administrative	370,955	403,159	(32,204)	(8)%
Total operating expenses	$2,023,812	$2,314,992	$(291,180)	(13)%
Research and development
Research and development expenses decreased by $158.3 million, or 18%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by lower restructuring charges of $110.6 million, lower personnel-related expenses of $25.2 million, lower office facilities and IT infrastructure expenses of $17.5 million, and lower consulting expenses of $3.3 million.
Sales and marketing
Sales and marketing expenses decreased by $100.6 million, or 10%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by lower restructuring charges of $87.7 million, lower office facilities and IT infrastructure expenses of $13.8 million, and lower personnel-related expenses of $12.1 million, partially offset by higher consulting expenses of $6.1 million and higher marketing, retail, and merchandising expenses of $5.9 million.
General and administrative
General and administrative expenses decreased by $32.2 million, or 8%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by lower restructuring charges of $56.5 million, partially offset by higher legal, consulting, and professional services of $17.6 million and higher personnel-related expenses of $5.6 million.
Other Income, Net

	Years Ended December 31,
	2024	2023	Change $	Change %
(in thousands, except percentages)
Interest expense	$(411)	$(730)	$319	(44)%
Other income, net	98,620	93,677	4,943	5%
Total other income, net	$98,209	$92,947	$5,262	6%
Other income, net
Total other income, net, increased by $5.3 million, or 6%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily driven by an increase in interest income of $11.9 million from higher cash balances, partially offset by higher foreign exchange losses of $5.0 million due to exchange rate fluctuations and a decrease in other income of $1.9 million mainly from lower unrealized gains related to the change in the fair value of strategic investments.
Income Tax Expense

	Years Ended December 31,
	2024	2023	Change $	Change %
(in thousands, except percentages)
Income tax expense	$9,428	$10,131	$(703)	(7)%
Income tax expense
Income tax expense decreased by $0.7 million, or 7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily due to a tax benefit from the release of a valuation allowance on certain foreign deferred tax assets, partially offset by increases in U.S. and foreign current taxes due to the increase of taxable earnings.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $2,160.2 million. Approximately 5% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations.
Our primary sources of cash are receipts from platform and devices revenue. The primary uses of cash are costs of revenue including costs to acquire advertising inventory, costs to license and produce content, third-party manufacturing costs for our products, as well as operating expenses such as personnel-related expenses, consulting and professional service expenses, facility expenses, and marketing expenses. Other uses of cash include purchases of property and equipment and mergers and acquisitions.
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

We believe our existing cash and cash equivalents balance, and our undrawn available balance under our Credit Agreement (as discussed below), will be sufficient to meet our working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks, uncertainties, including, but not limited to, those detailed in Item 1A, Risk Factors in this Annual Report and the effects of the current macroeconomic environment. While the current macroeconomic environment has not severely impacted our liquidity and capital resources to date, it has contributed to disruption and volatility in local economies and in capital and credit markets, which could adversely affect our liquidity and capital resources in the future.
We may attempt to raise additional capital through the sale of equity securities or other financing arrangements. If we raise additional funds by issuing equity, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we may be subject to fixed payment obligations and also to restrictive covenants. Additionally, we may be unable to obtain debt or equity financing on terms that are acceptable to us.
Credit Agreement
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
Our obligations under the Credit Agreement are secured by substantially all the assets of the Company and our subsidiaries that are guarantors under the Credit Agreement. We may prepay, and in certain circumstances, would be required to prepay, loans under the Credit Agreement without payment of a premium. The Credit Agreement also contains customary representations and warranties, customary affirmative and negative covenants, financial covenants requiring the maintenance of a minimum interest coverage ratio and a maximum total net leverage ratio, as well as customary events of default, the occurrence of which could result in amounts borrowed under the Credit Agreement becoming due and payable and remaining commitments terminated prior to its scheduled September 16, 2029 termination date.
We had outstanding letters of credit secured by the Credit Agreement of $36.4 million as of December 31, 2024. As of December 31, 2024, we had not borrowed against the Credit Agreement, and we were in compliance with all of the covenants of the Credit Agreement. See Note 10 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$218,045	$255,856
Cash flows used in investing activities	$(25,061)	$(92,619)
Cash flows used in financing activities	$(89,203)	$(61,243)
Cash Flows from Operating Activities
Our operating activities provided cash of $218.0 million for the year ended December 31, 2024. Our net loss of $129.4 million for the year ended December 31, 2024 was adjusted by non-cash charges of $756.2 million comprised mainly of stock-based compensation, amortization and write-off of content assets, depreciation and amortization of property and equipment and intangible assets, amortization of operating right-of-use assets, impairment of assets as part of restructuring charges, foreign currency remeasurement losses, and fair value changes of strategic investments. The negative impact from changes in operating assets and liabilities of $408.8 million was primarily due to payments made to acquire content, a decrease in accounts payable, payments made for operating leases liabilities, an increase in inventory, an increase in other long-term assets, and an increase in prepaid expenses and other current assets, partially offset by an increase in accrued liabilities due to timing of payments and an increase in deferred revenue.

Cash Flows from Investing Activities
Net cash used in investing activities of $25.1 million for the year ended December 31, 2024 included purchases of property and equipment and expenditures related to the expansion of our office facilities of $5.1 million and an additional strategic investment of $20.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $89.2 million for the year ended December 31, 2024 was primarily due to tax payments of $96.4 million to net settle equity awards vested during the period and the payment of $2.2 million in issuance costs related to our Credit Agreement, offset by $9.4 million received from proceeds from the exercise of employee stock options.
Material Cash Requirements from Known Contractual Obligations
For a description of our purchase obligations and operating lease obligations, refer to Note 12 and Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report, respectively.
In addition, we have $4.8 million of uncertain tax positions as of December 31, 2024. We adjust these positions when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. We are unable to accurately predict when these amounts will be realized or released. Although we believe we have adequately provided for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be materially different.
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
The transaction price in some of our arrangements include non-cash consideration. We determine the fair value of non-cash consideration at contract inception by using historical internal and current observable third-party data.
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
Amortization of Content Assets
The amortization expense for content assets (licensed and produced) is based on projected usage of such content which results in accelerated or straight-lined patterns depending on the nature of the content. Judgment is required to determine the amortization patterns of our content assets which are monetized as a group. Critical judgments include: (i)

the predominant monetization strategy of content, (ii) the grouping of content with similar characteristics, and (iii) the application of historical viewership model and projected decay. These judgments and underlying analysis are reviewed regularly and adjusted as needed on a prospective basis.
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
During the year ended December 31, 2024, we recognized an impairment charge of $22.6 million for operating lease right-of-use assets and an impairment charge of $7.0 million for property and equipment related to a decision to cease the use of certain office facilities and related property and equipment. During the year ended December 31, 2023, we recognized an impairment charge of $131.6 million for operating lease right-of-use assets and an impairment charge of $72.3 million for property and equipment related to a decision to sub-lease and cease the use of certain office facilities and related property and equipment. There were no impairments of property and equipment or operating lease right-of-use assets during the year ended December 31, 2022. See Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
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
Provision for Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions. We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities using the enacted tax rates. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance when it is more likely than not they will not be realized. In determining the need for a valuation allowance, we assess all available positive and negative evidence, including cumulative historic losses and forecasted earnings.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We have established reserves to address potential exposures related to tax positions that could be challenged by tax authorities. While we believe we have adequately reserved for our uncertain tax positions, including interest and penalties, we provide no assurance that the final tax outcome of these matters will not be materially different.
We make assumptions, judgments and estimates while taking into account current tax laws to determine the current income tax provision (benefit), deferred tax asset and liabilities, and valuation allowance recorded against a deferred tax asset. Changes in tax law, their interpretation, and resolution of tax audits could significantly impact the income taxes provided in our consolidated financial statements. Assumptions, judgments and estimates relative to the amount of deferred income taxes take into account future taxable income. Any of the assumptions, judgments and estimates mentioned above could cause the actual income tax obligations to differ from our estimates.
Recent Accounting Pronouncements
The recent accounting pronouncements are discussed and included in Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report. They are incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points on our cash and cash equivalents balance would increase or decrease our interest income by approximately $21.6 million.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Roku, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Roku, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition - Variable Consideration Determination of Streaming Services Distribution – Refer to Note 2 to the financial statements
Critical Audit Matter Description
As part of the Company’s revenue recognition for its arrangements with content partners, management is required to estimate variable consideration from revenue sharing related to streaming services distribution.
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
We identified the forecasts of variable consideration relating to streaming services distribution as a critical audit matter due to the significant judgment necessary to estimate variable consideration. Such estimates required a high degree of auditor judgment and an increased extent of effort relative to evaluating the reasonableness of management’s estimates and assumptions related to the forecasts of variable consideration.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s forecast used in the determination of future variable consideration included the following, among others:

•We tested the design and operating effectiveness of controls over management’s forecasting process related to streaming services distribution.
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
◦Performed inquiries with applicable individuals in the Company’s finance, operations, and sales departments regarding the estimates for variable consideration for streaming services distribution.
◦Tested management’s accuracy of forecasting by comparing the historical forecasts of consideration to actual consideration received.
◦Evaluated changes from prior period forecasts to current period forecasts, when applicable.
◦Tested the mathematical accuracy of the compilation of the forecasts.
◦We considered the existence of contradictory evidence based on reading of internal communication to management, Company press releases, industry reports, publicly available information related to partners’ content application as well as our observations and inquiries as to the changes within the business and considerations of macro-economic and industry factors.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 14, 2025
We have served as the Company's auditor since 2008.

ROKU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,160,236	$2,025,891
Accounts receivable, net of allowances of $72,657 and $34,127 as of December 31, 2024 and 2023, respectively	812,510	816,337
Inventories	158,271	92,129
Prepaid expenses and other current assets	103,146	138,585
Total current assets	3,234,163	3,072,942
Property and equipment, net	213,690	264,556
Operating lease right-of-use assets	304,505	371,444
Content assets, net	237,321	257,395
Intangible assets, net	27,501	41,753
Goodwill	161,519	161,519
Other non-current assets	125,234	92,183
Total Assets	$4,303,933	$4,261,792
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$273,985	$385,330
Accrued liabilities	852,799	788,040
Deferred revenue, current portion	105,718	102,157
Total current liabilities	1,232,502	1,275,527
Deferred revenue, non-current portion	25,050	24,572
Operating lease liability, non-current portion	512,706	586,174
Other long-term liabilities	40,938	49,186
Total Liabilities	1,811,196	1,935,459
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value;	15	14
1,150,000 (Class A - 1,000,000 and Class B - 150,000) shares authorized as of December 31, 2024 and 2023;
145,910 (Class A - 128,681 and Class B - 17,229) shares and
143,502 (Class A - 126,118 and Class B - 17,384) shares
issued and outstanding as of December 31, 2024 and 2023, respectively
Additional paid-in capital	3,921,432	3,623,747
Accumulated other comprehensive income (loss)	(1,737)	159
Accumulated deficit	(1,426,973)	(1,297,587)
Total stockholders’ equity	2,492,737	2,326,333
Total Liabilities and Stockholders’ Equity	$4,303,933	$4,261,792
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net revenue:
Platform	$3,522,776	$2,994,105	$2,711,441
Devices	590,122	490,514	415,093
Total net revenue	4,112,898	3,484,619	3,126,534
Cost of revenue:
Platform	1,636,816	1,427,546	1,179,675
Devices	670,437	534,458	505,737
Total cost of revenue	2,307,253	1,962,004	1,685,412
Gross profit (loss):
Platform	1,885,960	1,566,559	1,531,766
Devices	(80,315)	(43,944)	(90,644)
Total gross profit	1,805,645	1,522,615	1,441,122
Operating expenses:
Research and development	720,145	878,474	788,913
Sales and marketing	932,712	1,033,359	838,419
General and administrative	370,955	403,159	344,678
Total operating expenses	2,023,812	2,314,992	1,972,010
Loss from operations	(218,167)	(792,377)	(530,888)
Other income, net:
Interest expense	(411)	(730)	(5,161)
Other income, net	98,620	93,677	43,766
Total other income, net	98,209	92,947	38,605
Loss before income taxes	(119,958)	(699,430)	(492,283)
Income tax expense	9,428	10,131	5,722
Net loss	$(129,386)	$(709,561)	$(498,005)

Net loss per share — basic and diluted	$(0.89)	$(5.01)	$(3.62)

Weighted-average common shares outstanding — basic and diluted	144,630	141,572	137,668
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(129,386)	$(709,561)	$(498,005)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(1,896)	451	(333)
Other comprehensive gain (loss), net of tax	(1,896)	451	(333)
Comprehensive loss	$(131,282)	$(709,110)	$(498,338)
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance-December 31, 2021	135,137	$14	$2,856,572	$41	$(90,021)	$2,766,606
Issuance of common stock pursuant to equity incentive plans	4,890	—	18,357	—	—	18,357
Stock-based compensation expense	—	—	359,931	—	—	359,931
Foreign currency translation adjustment	—	—	—	(333)	—	(333)
Net loss	—	—	—	—	(498,005)	(498,005)
Balance-December 31, 2022	140,027	14	3,234,860	(292)	(588,026)	2,646,556
Issuance of common stock pursuant to equity incentive plans	3,475	—	18,757	—	—	18,757
Stock-based compensation expense	—	—	370,130	—	—	370,130
Foreign currency translation adjustment	—	—	—	451	—	451
Net loss	—	—	—	—	(709,561)	(709,561)
Balance-December 31, 2023	143,502	14	3,623,747	159	(1,297,587)	2,326,333
Issuance of common stock pursuant to equity incentive plans	3,906	1	9,379	—	—	9,380
Stock-based compensation expense	—	—	384,662	—	—	384,662
Shares withheld for taxes related to net share settlement of equity awards	(1,498)	—	(96,356)	—	—	(96,356)
Foreign currency translation adjustment	—	—	—	(1,896)	—	(1,896)
Net loss	—	—	—	—	(129,386)	(129,386)
Balance-December 31, 2024	145,910	$15	$3,921,432	$(1,737)	$(1,426,973)	$2,492,737
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(129,386)	$(709,561)	$(498,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,714	70,447	48,651
Stock-based compensation expense	384,662	370,130	359,931
Amortization of right-of-use assets	47,371	57,579	55,507
Amortization and write-off of content assets	229,340	207,852	234,355
Foreign currency remeasurement (gains) losses	6,447	1,457	(8,230)
Change in fair value of strategic investment in convertible promissory notes	(1,409)	(4,348)	532
Impairment of assets	29,118	269,402	7,500
Provision for doubtful accounts	790	1,674	2,081
Other items, net	(2,845)	(1,510)	(190)
Changes in operating assets and liabilities:
Accounts receivable	1,893	(56,937)	(10,887)
Inventories	(66,142)	14,725	(56,471)
Prepaid expenses and other current assets	(11,299)	15,058	(15,941)
Content assets and liabilities, net	(193,046)	(267,155)	(313,204)
Other non-current assets	(11,769)	(592)	(7,304)
Accounts payable	(110,678)	248,175	14,190
Accrued liabilities	38,385	57,714	167,526
Operating lease liabilities	(63,835)	(27,786)	(9,245)
Other long-term liabilities	3,695	(1,309)	(403)
Deferred revenue	4,039	10,841	41,402
Net cash provided by operating activities	218,045	255,856	11,795
Cash flows from investing activities:
Purchases of property and equipment	(5,061)	(82,619)	(161,696)
Purchase of strategic investments	(20,000)	(10,000)	(40,000)
Net cash used in investing activities	(25,061)	(92,619)	(201,696)
Cash flows from financing activities:
Repayments of borrowings	—	(80,000)	(10,000)
Issuance costs related to credit agreement	(2,227)	—	—
Proceeds from equity issued under incentive plans	9,380	18,757	18,357
Taxes paid related to net share settlement of equity awards	(96,356)	—	—
Net cash provided by (used in) financing activities	(89,203)	(61,243)	8,357
Net increase (decrease) in cash, cash equivalents and restricted cash	103,781	101,994	(181,544)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,746)	2,654	(4,170)
Cash, cash equivalents and restricted cash — Beginning of period	2,066,604	1,961,956	2,147,670
Cash, cash equivalents and restricted cash — End of period	$2,160,639	$2,066,604	$1,961,956
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,160,236	$2,025,891	$1,961,956
Restricted cash, current	403	40,713	—
Cash, cash equivalents and restricted cash — End of period	$2,160,639	$2,066,604	$1,961,956

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$460	$915	$3,894
Cash paid for income taxes	$19,406	$6,632	$7,016
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$122	$429	$28,503
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company operates in two reportable segments and generates platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls). The Company generates devices revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories.
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
•amortization and impairment of content assets;
•the impairment of long-lived assets;
•inventory reserves;
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
Comprehensive Loss
Comprehensive loss for the years ended December 31, 2024, 2023, and 2022 includes foreign currency translation adjustments.
Foreign Currency
The functional currency of some of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars from the local currency at exchange rates in effect at period-end and non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses are translated using rates that approximate those in effect during the period. Foreign currency gains or losses from remeasurement are recorded as Other income, net in the consolidated statements of operations. The Company recorded a foreign currency loss of $6.4 million, a loss of $1.5 million, and a gain of $8.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.
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
The Company maintains its cash, cash equivalent, and restricted cash balances with financial institutions of high credit quality and continuously monitors the amount of exposure to any one institution and diversifies as necessary in order to minimize its concentration risk. Such balances often exceed regulated insured limits.
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
Allowance for Sales Returns: Allowance for sales returns consisted of the following activities (in thousands):

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$7,808	$7,417	$6,015
Add: Charged to revenue	16,502	16,560	19,068
Less: Utilization of sales return reserve	(17,883)	(16,169)	(17,666)
Ending balance	$6,427	$7,808	$7,417
Allowance for Sales Incentives: Allowance for sales incentives consisted of the following activities (in thousands):

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$23,024	$28,903	$48,411
Add: Charged to revenue	179,100	85,178	94,731
Less: Utilization of sales incentive reserve	(138,757)	(91,057)	(114,239)
Ending balance	$63,367	$23,024	$28,903
Allowance for Doubtful Accounts: Allowance for doubtful accounts consisted of the following activities (in thousands):

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$2,213	$3,498	$2,158
Provision for doubtful accounts	790	1,674	2,081
Adjustments for write-off	(1,108)	(2,959)	(741)
Ending balance	$1,895	$2,213	$3,498
Customers J and B accounted for 12% and 10% of the Company’s accounts receivable, net balance as of December 31, 2024. The Company did not have any customer that individually accounted for more than 10% of its accounts receivable, net balance as of December 31, 2023.
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
The Company recorded an impairment charge related to abandoned technology assets of $7.5 million for the year ended December 31, 2022. There were no impairments of intangible assets during the years ended December 31, 2024 and December 31, 2023. See Note 17 for additional details.
During the year ended December 31, 2024, the Company recognized an impairment charge of $22.6 million for operating lease right-of-use assets and an impairment charge of $7.0 million for property and equipment related to a decision to cease the use of certain office facilities and related property and equipment. During the year ended December 31, 2023, the Company recognized an impairment charge of $131.6 million for operating lease right-of-use assets and an impairment charge of $72.3 million for property and equipment related to a decision to sub-lease and cease the use of certain office facilities and related property and equipment. There were no impairments of property and equipment or operating lease right-of-use assets during the year ended December 31, 2022. See Note 17 for additional details.
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
Content assets (licensed and produced) are primarily monetized together as a unit, referred to as a film group. The film group is evaluated for impairment whenever an event occurs, or circumstances change, indicating the fair value is less than the carrying value. The Company reviews various qualitative factors and indicators to assess whether the film group is impaired. The Company did not recognize any impairment of content assets during the years ended December 31, 2024 and December 31, 2022. During the year ended December 31, 2023, the Company recognized impairment charges of $65.5 million related to restructuring. See Note 17 for additional details.
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
Nature of Products and Services
Platform segment:
The Company generates platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services), as well as streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls).
The Company sells digital advertising to advertisers directly or through advertising agencies or third-party demand and supply-side platforms and to content partners for their media and entertainment promotions. Advertising arrangements include video and display advertising delivered through advertising impressions which include multiple performance obligations that are distinct advertising products. For such arrangements, the Company allocates revenue to each distinct performance obligation based on their relative SSP. The Company recognizes revenue either on a gross or net basis for digital advertising based on its determination as to whether it is acting as the principal in the revenue generation process or as an agent. Where the Company is the principal, it controls the advertising inventory before it is transferred to its customers. This is further supported by the Company being primarily responsible to its customers for the fulfillment and having a level of discretion in establishing pricing. The Company recognizes video and display advertising revenues primarily when the ad is delivered.
The Company’s content distribution arrangements within its streaming services distribution activities include cash or non-cash consideration. The content distribution arrangements generally apply to new subscriptions for accounts that sign up for new services and at the time of a movie rental or purchase. Revenue is recognized on a net basis as the Company is deemed to be the agent between content partners and end users. Revenue is recognized on a time elapsed basis, by day, as the services are delivered over the contractual distribution term. Non-cash consideration is usually in the form of advertising inventory, the fair value of which is determined based on relevant internal and third-party data.
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
The Company sells the majority of its devices in the U.S. through retailers and distributors as well as through the Company’s website. Devices revenue primarily consists of hardware, embedded software, and unspecified upgrades and updates on a when-and-if available basis. The hardware and embedded software are considered as one performance obligation and revenue is recognized at a point in time when the control transfers to the customer. Unspecified upgrades and updates are available to customers on a when-and-if available basis. The Company records the allocated value of the unspecified upgrades and updates as deferred revenue and recognizes it as devices revenue ratably on a time elapsed basis over the estimated economic life of the associated products.
The Company’s devices revenue includes allowances for sales returns and sales incentives in the estimated transaction price. These estimates are based on historical experience and anticipated performance. Shipping charges billed to customers are included in devices revenue and the related shipping costs are included in Cost of revenue, devices.
Leases
The Company determines if an arrangement contains a lease at its inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. The Company takes into consideration its credit rating and the length of the lease when calculating the incremental borrowing rate. The Company considers the options to extend or terminate the lease in determining the lease term when it is reasonably certain to exercise one of the options.
The Company has lease agreements with lease and non-lease components. For its office building leases, the Company has elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases, where applicable. Non-lease components included within the combined component typically represent common area maintenance and utilities, and are variable payments based on actual costs.
The Company also subleases a portion of its available office space in connection with its restructuring efforts. The subleases are each classified as operating, consistent with their head lease classification. The combined lease and non-lease components are accounted for under Accounting Standards Codification Topic 842, Leases. Lease payments are recognized on a straight-line basis beginning after the commencement date of the sublease, and offset against the related head lease expense within operating expenses.
Fair Value of Financial Instruments
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. The Company elected to apply the fair value option on its investment in convertible promissory notes and it is measured at fair value on a recurring basis using Level 3 inputs.
Inventories
The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Provisions are made if the cost of the inventories exceeds their net realizable value. The Company evaluates inventory levels for excess and obsolete products, based on its assessment of future demand and market conditions. The Company recognized inventory provisions charged to the Cost of revenue, Devices, of $9.5 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the ending inventory reserve was $28.7 million and $17.7 million, respectively.
In addition, the Company records a liability for expected losses on firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers. The Company recorded losses on purchase commitments, recorded in Cost of revenue, Devices, of $34.3 million and $19.7 million during the years ended December 31, 2024 and 2023, respectively. The associated liabilities related to the anticipated losses on firm purchase commitments were immaterial as of December 31, 2024 and 2023.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally ranging between 18 months and five years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives, which range from one to 11 years.
The Company capitalizes costs to develop its internal-use software. Costs that relate to the planning and post-implementation phases of development are expensed as incurred. Costs are capitalized when preliminary efforts are successfully completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. Software development costs and the related amortization expenses are not material for any of the periods presented.

Deferred Revenue
The Company’s deferred revenue reflects fees received in advance that will be recognized as revenue over time or as services are rendered. Deferred revenue balances consist of the amount of devices revenue allocated to unspecified upgrades and updates on a when-and-if available basis, and advance payments from advertisers and content partners, where performance obligations are not yet fulfilled. Deferred revenue expected to be realized within one year is classified as a current liability and the remaining is recorded as a non-current liability.
Advertising Expenses
Advertising expenses are recognized when incurred and are included in Sales and marketing expense in the consolidated statements of operations. The Company incurred advertising expenses of $9.7 million, $3.7 million, and $10.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
•Expected Term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company uses the simplified calculation of the expected term, which reflects weighted-average time to vest and the contractual life of the stock options granted.
•Volatility. The expected volatility is derived from a weighted average of the historical volatility of the Company’s Class A common stock price and the stock price volatilities of several peer companies which are similar in size and/or operational and economic activities.
•Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term for each of the Company’s stock options.
•Dividend Yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.
Income Taxes
The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities using the enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets on a more likely than not basis, to the amount that is expected to be realized in the future. The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes.
Recently Adopted Accounting Pronouncements
On October 1, 2024, the Company adopted the guidance issued in Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies to provide enhanced disclosures about significant segment expenses within its reportable segment disclosures on an annual and interim basis. The guidance was applied retrospectively to all prior periods presented in financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories in the notes to the financial statements on an annual and interim basis. The guidance is effective for fiscal years beginning after

December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 on a retrospective or prospective basis. The Company is currently in the process of evaluating the effects of the new guidance.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, that requires incremental disclosures within the income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The guidance is effective for annual periods beginning after December 15, 2024. Retrospective application is also permitted. The Company is currently in the process of evaluating the effects of the new guidance.
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 16.
The contract balances include the following (in thousands):

	As of December 31,
	2024	2023	2022
Accounts receivable, net	$812,510	$816,337	$760,793
Contract assets (included in Prepaid expenses and other current assets)	1,687	17,964	42,617
Deferred revenue:
Deferred revenue, current portion	105,718	102,157	87,678
Deferred revenue, non-current portion	25,050	24,572	28,210
Total deferred revenue	$130,768	$126,729	$115,888
Accounts receivable are recorded at the amount invoiced, net of an allowance for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $16.3 million and $24.7 million during the years ended December 31, 2024 and 2023, respectively, due to the timing of billing to customers.
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased by approximately $4.0 million and $10.8 million during the years ended December 31, 2024 and 2023, respectively, due to an increase in subscription revenue related to Premium Subscriptions and smart home products, higher devices revenue, and due to the billings in excess of revenue recognized and timing of fulfillment of performance obligations related to platform revenue arrangements. Deferred revenue increased by approximately $41.4 million during the year ended December 31, 2022 primarily due to billings in excess of revenue recognized and timing of fulfillment of performance obligations related to revenue arrangements.
Revenue recognized during the year ended December 31, 2024 from amounts included in the total deferred revenue as of December 31, 2023 was $102.2 million. Revenue recognized during the year ended December 31, 2023 from amounts included in the total deferred revenue as of December 31, 2022 was $88.4 million.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations exclude contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $923.3 million as of December 31, 2024, of which the Company expects to recognize approximately 64% over the next 12 months and the remainder thereafter.
The Company recognized $18.2 million and $45.5 million of revenue during the years ended December 31, 2024 and 2023, respectively, from performance obligations that were satisfied in previous periods due to the changes in the estimated transaction price of its revenue contracts.
Customer J and Customer I accounted for 10% and 11% of total net revenue for the years ended December 31, 2024 and 2023, respectively. The Company did not have any customer that individually accounted for 10% or more of its total net revenue for the year ended December 31, 2022.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the platform segment. Goodwill is evaluated for impairment annually. No impairment was recognized during the years ended December 31, 2024, 2023, and 2022.
Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(60,896)	$12,471	5.9
Customer relationships	14,100	(14,100)	—	4.0
Tradename	20,400	(7,966)	12,434	9.8
Patents	4,076	(1,480)	2,596	14.0
Total Intangible assets	$111,943	$(84,442)	$27,501	6.7

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(49,087)	$24,280	5.9
Customer relationships	14,100	(13,948)	152	4.0
Tradename	20,400	(5,966)	14,434	9.8
Patents	4,076	(1,189)	2,887	14.0
Total Intangible assets	$111,943	$(70,190)	$41,753	6.7
Amortization expense related to intangible assets was approximately $14.2 million, $17.1 million, and $17.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company recorded the amortization of developed technology in Cost of revenue, platform for the year ended December 31, 2024. The Company recorded the amortization of developed technology in Cost of revenue, platform and Research and development for the years ended December 31, 2023 and 2022. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the consolidated statements of operations.
As of December 31, 2024, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2025	$12,533
2026	4,074
2027	2,737
2028	2,291
2029	2,291
Thereafter	3,575
Total	$27,501

5. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accounts receivable, gross	$885,167	$850,464
Less: Allowances
Allowance for sales returns	6,427	7,808
Allowance for sales incentives	63,367	23,024
Allowance for doubtful accounts	1,895	2,213
Other allowances	968	1,082
Total allowances	72,657	34,127
Accounts receivable, net	$812,510	$816,337
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Computers and equipment	$51,741	$51,320
Leasehold improvements	286,585	292,418
Internal-use software	5,916	6,980
Office equipment and furniture	35,691	36,900
Property and equipment, gross	379,933	387,618
Less: Accumulated depreciation and amortization	(166,243)	(123,062)
Property and equipment, net	$213,690	$264,556
Depreciation and amortization expense for property and equipment assets for the years ended December 31, 2024, 2023, and 2022 was approximately $48.5 million, $53.3 million, and $31.0 million, respectively.
During the years ended December 31, 2024 and 2023, the Company recognized impairment charges of $7.0 million and $72.3 million related to property and equipment associated with the leased office facilities that are part of its restructuring efforts. See Note 17 for additional details.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Revenue share payable	$267,163	$239,196
Accrued cost of revenue	149,135	147,875
Marketing, retail and merchandising expenses	112,001	147,853
Operating lease liability, current	79,221	68,099
Content liability, current	69,710	54,319
Other accrued expenses	175,569	130,698
Total Accrued liabilities	$852,799	$788,040

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2024	2023
Platform, current	$75,026	$66,636
Devices, current	30,692	35,521
Total deferred revenue, current	105,718	102,157
Platform, non-current	—	625
Devices, non-current	25,050	23,947
Total deferred revenue, non-current	25,050	24,572
Total Deferred revenue	$130,768	$126,729
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Content liability, non-current	$18,453	$24,115
Other long-term liabilities	22,485	25,071
Total Other long-term liabilities	$40,938	$49,186
6. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Licensed content, net and advances	$152,851	$148,777
Produced content:
Released, less amortization	65,990	77,951
Completed, not released	23,267	11,235
In production	7,565	38,275
Total produced content, net	96,822	127,461
Total Content assets, net and advances	$249,673	$276,238

Current portion (included in Prepaid expenses and other current assets)	$12,352	$18,843
Non-current portion	$237,321	$257,395
Amortization of content assets is included in Cost of revenue, platform in the consolidated statements of operations and is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Licensed content	$161,194	$161,633	$216,393
Produced content	45,181	46,219	17,962
Total amortization costs	$206,375	$207,852	$234,355
During the year ended December 31, 2024, the Company wrote-off $23.0 million of unamortized costs related to content assets that were removed from the content library on The Roku Channel. There were no write-offs for the years ended December 31, 2023 and 2022.
During the year ended December 31, 2023, the Company recognized an impairment charge of $65.5 million related to removing select licensed and produced content from The Roku Channel as part of its restructuring efforts. See Note 17 for additional details. The Company did not recognize any impairment of content assets during the years ended December 31, 2024 and December 31, 2022.

The following table reflects the expected amortization costs of released licensed and produced content assets, net for the next three years (in thousands):

	Years Ended December 31,
	2025	2026	2027
Licensed content	$86,962	$33,890	$13,020
Produced content	33,629	22,224	15,894
Total expected amortization costs	$120,591	$56,114	$28,914
7. STRATEGIC INVESTMENTS
Investment in Convertible Promissory Notes
In June 2022, the Company agreed to provide financing of up to $60.0 million in the aggregate to a counterparty with whom the Company has a commercial relationship. The advances are in the form of convertible promissory notes and are included in Other non-current assets on the consolidated balance sheets. The convertible promissory notes accrue interest at 5% per annum, and have maturity dates as reflected in the table below or are due upon a redemption event or in the event of a default.
The convertible promissory notes and their date of investment and maturity are as follows (in thousands):

As of December 31, 2024
Date of Investment	Amount of Investment	Date of Maturity
June 15, 2022	$40,000	June 15, 2025
March 23, 2023	$5,000	March 23, 2026
May 23, 2023	$5,000	May 23, 2026
The convertible promissory notes contain certain redemption features that meet the definition of embedded derivatives and require bifurcation. The Company elected to apply the fair value option and account for the hybrid instrument containing the host contract and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value included in Other income, net in the consolidated statements of operations. See Note 8 for additional details on the fair value of the convertible promissory notes.
Investment in Preferred Stock
In September 2024, the Company invested $20.0 million in cash in exchange for preferred stock in a privately-held company. The Company elected to apply the measurement alternative for equity securities without readily determinable fair values as there are no quoted market prices for the preferred stock. This investment is measured at cost and adjusted to fair value when there is an observable price change from orderly transactions of identical or similar investments, and assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no adjustments recognized in the year ended December 31, 2024. As of December 31, 2024, the carrying value of the investment was $20.0 million, and is included within Other non-current assets on the consolidated balance sheet.
8. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2024
	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$794,213	$794,213	$—
Money market funds	1,366,023	1,366,023	—
Restricted cash, current	403	403	—
Other non-current assets:
Strategic investment - convertible promissory notes	55,225	—	55,225
Total assets measured and recorded at fair value	$2,215,864	$2,160,639	$55,225

	As of December 31, 2023
	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$594,493	$594,493	$—
Money market funds	1,431,398	1,431,398	—
Restricted cash, current	40,713	40,713	—
Other non-current assets:
Strategic investment - convertible promissory notes	53,816	—	53,816
Total assets measured and recorded at fair value	$2,120,420	$2,066,604	$53,816
The following table reflects the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Years Ended December 31,
	2024	2023
Beginning balance	$53,816	$39,468
Purchase of strategic investment - convertible promissory notes	—	10,000
Change in estimated fair value of strategic investment - convertible promissory notes	1,409	4,348
Ending balance	$55,225	$53,816
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
The three levels of inputs used to measure fair value are as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities. Financial assets and liabilities measured using Level 1 inputs include cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities.
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means. The Company did not have any Level 2 instruments as of December 31, 2024 and 2023.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of December 31, 2024, the Company measured its strategic investment in convertible promissory notes using Level 3 inputs. The fair value of the strategic investment in convertible promissory notes on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $1.4 million and $4.3 million, and an unrealized loss of $0.5 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes for the years ended December 31, 2024, 2023 and 2022, respectively.
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
During the year ended December 31, 2024, the Company recorded impairment charges of $22.6 million related to operating lease right-of-use assets, and $7.0 million related to property and equipment related to the associated leases.

During the year ended December 31, 2023, the Company recorded total impairment charges of $269.4 million that included $131.6 million of operating lease right-of-use assets impairment, $72.3 million of property and equipment impairment, and $65.5 million of content assets impairment related to the Company’s restructuring efforts. During the year ended December 31, 2022, the Company recognized an impairment charge of $7.5 million related to the abandonment of future development of certain technology assets.
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
9. LEASES
The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from less than 1 year to 9 years and may include options to extend or terminate the lease. The depreciable life of ROU assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease expense	$70,527	$83,060	$76,359
Variable lease expense	22,562	23,331	18,991
Sublease income	(12,578)	(139)	—
Total operating lease expense	$80,511	$106,252	$95,350
Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$92,076	$74,278	$56,370
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,462	$40,866	$231,728
Decrease in operating lease right-of-use assets due to impairment (See Note 17)	$22,618	$131,646	$—
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of December 31,
	2024	2023
Operating lease right-of-use assets	$304,505	$371,444

Operating lease liability, current (included in Accrued liabilities)	79,221	68,099
Operating lease liability, non-current	512,706	586,174
Total operating lease liability	$591,927	$654,273

Weighted-average remaining term for operating leases (in years)	7.02	7.94
Weighted-average discount rate for operating leases	3.98%	3.94%

Future lease payments under operating leases as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Operating Leases (2)
2025	$101,265
2026	102,037
2027	100,002
2028	99,653
2029	96,037
Thereafter	185,173
Total future lease payments	684,167
Less: imputed interest	(88,981)
Less: expected tenant improvement allowance	(3,259)
Total (1)	$591,927
(1) Total lease liabilities include liabilities related to operating lease right-of-use assets which were included in the impairment charges as part of the Company’s restructuring efforts. See Note 17 for additional details.
(2) Non-cancelable sublease proceeds for the fiscal years ending December 31, 2025, 2026, 2027, 2028, and 2029 of $15.2 million, $18.6 million, $18.8 million, $18.8 million, and $12.0 million, respectively, are not included in the table above.
As of December 31, 2024, the Company had $0.7 million in commitments relating to operating leases that have not yet commenced.
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
The Company’s obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries that are guarantors under the Credit Agreement. The Company may prepay, and in certain circumstances, would be required to prepay, loans under the Credit Agreement without payment of a premium. The Credit Agreement also contains customary representations and warranties, customary affirmative and negative covenants, financial covenants requiring the maintenance of a minimum interest coverage ratio and a maximum total net leverage ratio, as well as customary events of default, the occurrence of which could result in amounts borrowed under the Credit Agreement becoming due and payable and remaining commitments terminated prior to its scheduled September 16, 2029 termination date.
Debt issuance costs incurred in connection with the Company’s Credit Agreement, which are recorded in Prepaid expenses and other current assets and Other non-current assets, are amortized over the five-year term and recognized as a component of interest expense in the consolidated statements of operations.
The Company had outstanding letters of credit secured by the Credit Agreement of $36.4 million as of December 31, 2024. As of December 31, 2024, the Company had not borrowed against the Credit Agreement, and the Company was in compliance with all of the covenants of the Credit Agreement.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved For Issuance
As of December 31, 2024, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

Common stock awards granted under equity incentive plans	14,416
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Equity Incentive Plan	32,205
Total reserved shares of common stock	51,710
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
Restricted Stock Units
Restricted stock unit activity for the year ended December 31, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance, December 31, 2023	8,674	$97.33
Awarded	4,452	59.59
Released	(3,519)	107.03
Forfeited	(950)	89.84
Balance, December 31, 2024 - Outstanding	8,657	$74.80
The aggregate grant date fair value of restricted stock units granted during the years ended December 31, 2024, 2023, and 2022 was $265.3 million, $325.0 million, and $916.8 million, respectively.
The fair value of restricted stock units that vested during the years ended December 31, 2024, 2023, and 2022 was $376.8 million, $314.0 million, and $282.6 million, respectively.
The unrecognized stock-based compensation expense related to restricted stock units awarded to employees as of December 31, 2024 was $520.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

Stock Options
Stock option activity for the year ended December 31, 2024 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2023	5,310	$75.55	6.8
Granted	956	59.28	—
Exercised	(387)	24.22	—
Forfeited and expired	(120)	126.71	—
Balance, December 31, 2024 - Outstanding	5,759	$75.24	6.6	$103,159

Balance, December 31, 2024 - Exercisable	4,012	$75.23	5.7	$79,662
The weighted-average grant date fair value per share of options granted during the years ended December 31, 2024, 2023, and 2022 was $34.92, $42.43, and $36.66, respectively.
The intrinsic value for stock options exercised in the years ended December 31, 2024, 2023, and 2022 was $16.4 million, $38.9 million, and $210.0 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the stock options’ exercise price on the date of grant.
As of December 31, 2024, the Company had $63.8 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.9 years.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years. No stock-based compensation was capitalized for the years ended December 31, 2024, 2023, and 2022.
The following table presents total stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenue, platform	$1,455	$1,478	$1,229
Cost of revenue, devices	1,373	3,761	2,440
Research and development	146,673	147,989	147,653
Sales and marketing	137,556	130,362	123,946
General and administrative	97,605	86,540	84,663
Total stock-based compensation	$384,662	$370,130	$359,931
The fair value of stock options granted is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used to value stock options granted during the years ended December 31, 2024, 2023, and 2022 are as follows:

Years Ended December 31,
	2024	2023	2022
Expected term (in years)	5.0 - 6.3	5.0 - 5.8	5.0 - 6.8
Risk-free interest rate	3.51 - 4.64%	3.48 - 4.72%	1.37 - 4.33%
Expected volatility	62 - 63%	61 - 63%	57 - 61%
Dividend rate	—	—	—

12. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has non-cancelable purchase commitments with various parties to purchase products and services such as licensed intellectual property and content, manufacturing supplier agreements, and data center capacity and other goods and services.
The following table presents details of the aggregate future non-cancelable purchase commitments as of December 31, 2024 (in thousands):

		Years Ended December 31,
	Total	2025	2026	2027	2028	2029	Thereafter
Content	$220,195	$144,762	$45,903	$16,310	$8,418	$2,657	$2,145
Manufacturing	165,495	165,495	—	—	—	—	—
Other obligations	167,532	104,344	63,146	42	—	—	—
Total commitments	$553,222	$414,601	$109,049	$16,352	$8,418	$2,657	$2,145
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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the years ended December 31, 2024, 2023, and 2022, the Company did not have any loss contingencies that were material.
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
13. INCOME TAXES
The components of loss before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$(125,670)	$(699,114)	$(486,886)
Foreign	5,712	(316)	(5,397)
Loss before income taxes	$(119,958)	$(699,430)	$(492,283)

The income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$5,445	$697	$694
State	7,746	2,715	2,444
Foreign	7,667	5,448	2,002
	20,858	8,860	5,140
Deferred:
Federal	233	233	448
State	225	222	220
Foreign	(11,888)	816	(86)
	(11,430)	1,271	582
Total income tax expense	$9,428	$10,131	$5,722
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2024	2023	2022
U.S. federal income tax at statutory rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of federal tax benefit	(4.8)	(0.4)	(0.5)
Change in valuation allowance	(12.0)	(23.6)	(39.1)
Research and development tax credit	28.2	6.8	14.6
Stock-based compensation	(26.2)	(2.8)	4.0
Meals and entertainment	(1.0)	(0.2)	(0.1)
Foreign-Derived Intangible Income Deduction	1.8	0.3	0.2
Foreign rate differential	(0.5)	—	0.2
Section 162(m) limitation	(11.1)	(2.1)	(0.5)
State apportionment change	—	—	0.1
Provision to return true-up	0.2	0.1	(0.1)
Change in unrecognized tax benefits	9.4	—	0.1
Discrete tax expense due to intellectual property transfer	(10.7)	—	—
Other	(2.2)	(0.5)	(1.1)
Effective tax rate	(7.9)%	(1.4)%	(1.2)%

Significant components of the Company’s deferred income tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$376,122	$484,136
Reserves and accruals	44,818	23,677
Research and development credits	258,201	248,381
Operating lease liabilities	148,126	183,359
Stock-based compensation	48,585	55,785
Depreciation and amortization	40,527	51,700
Section 174 capitalization	393,020	280,906
Other	9,170	6,190
Total deferred tax assets	1,318,569	1,334,134
Deferred tax liabilities:
Operating lease right-of-use assets	(75,966)	(111,164)
Other	(4,249)	(4,357)
Total deferred tax liabilities	(80,215)	(115,521)
Valuation allowance	(1,219,225)	(1,209,822)
Net deferred tax assets	$19,129	$8,791
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminated the right to deduct research and development expenses for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenses to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenses, the Company has recorded U.S. current income tax expense of $13.2 million for the year ended December 31, 2024.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2024, the Company analyzed all available objective evidence, both positive and negative, and believes it is more-likely-than-not that some deferred tax assets will not be realizable. Accordingly, the Company has provided a valuation allowance against its U.S. deferred tax assets.
As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the year ended December 31, 2024, the Company recognized a tax benefit of $11.1 million related to the release of its valuation allowance against certain foreign deferred tax assets, which are expected to be utilized based on future forecasted income.
The Company’s U.S. federal and state valuation allowance increased by $61.3 million, $166.0 million, and $199.2 million during the years ended December 31, 2024, 2023, and 2022, respectively. The change in the valuation allowance during the years ended December 31, 2024, 2023, and 2022 is primarily attributable to an increase in deferred tax assets generated through capitalization of section 174 research and development expenses for U.S. federal and conforming state purposes. The Company’s foreign valuation allowance decreased by $51.9 million and increased by $3.5 million and $2.2 million during the years ended December 31, 2024, 2023, and 2022, respectively. The change in the valuation allowance during the year ended December 31, 2024 is primarily attributable to an increase in deferred tax assets as a result of the valuation allowance release in the Netherlands. The change in the valuation allowance during the years ended December 31, 2023 and 2022 is primarily attributable to an increase in net operating losses. The change in valuation allowance for all years is a charge or benefit to income tax expense.
For federal and state income tax reporting purposes, respective net operating loss carryforwards of $1,283.4 million and $1,380.4 million are available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire in 2037, and certain state net operating losses have expired in 2024.
For Brazil, Netherlands, and U.K. income tax reporting purposes, the net operating loss carryforwards of $6.9 million, $53.4 million, and $27.7 million, respectively, are available to reduce future taxable income, if any. Brazil and U.K. net operating losses can be carried forward indefinitely. Netherlands net operating losses can be carried back one year and carried forward indefinitely.

As of December 31, 2024, the Company has research and development tax credit carryforwards of $199.7 million and $174.6 million for federal and state income tax purposes, respectively. If not utilized, the federal and state carryforwards will begin to expire in 2030 and 2039, respectively.
The total amount of unrecognized tax benefits as of December 31, 2024 is $92.1 million of which $88.0 million is composed of research and development credits and $4.1 million is related to international activities.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2024	2023
Unrecognized tax benefits at beginning of year	$88,548	$88,028
Gross increase for tax positions of current year	11,743	13,166
Gross decrease due to statute expiration	—	(54)
Gross increase for tax positions of prior years	4,393	140
Gross decrease for tax positions of prior years	(12,634)	(12,689)
Decrease relating to settlements with taxing authorities	—	(43)
Unrecognized tax benefits balance at end of year	$92,050	$88,548
As of December 31, 2024, $3.9 million of the Company's gross unrecognized tax benefits, if recognized, would affect the effective tax rate and $88.2 million would result in an adjustment to deferred tax assets with corresponding adjustments to the valuation allowance. The Company does not expect its gross unrecognized tax benefits to change significantly within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. The Company recorded $0.9 million and $1.0 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2024 and December 31, 2023, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and certain foreign jurisdictions. All tax years remain subject to examination by federal and state authorities. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and local tax laws.
The Company will continue to indefinitely reinvest earnings from its foreign subsidiaries, which are not significant. While federal income tax expense has been recognized and distributions are generally exempt as a result of the Tax Act, the Company has not provided any additional deferred taxes with respect to items such as foreign withholding taxes and state income tax.
14. RETIREMENT PLANS
The Company maintains a 401(k) tax deferred saving plan (the “Savings Plan”) for the benefit of qualified employees. Qualified employees may elect to make contributions to the Savings Plan on a biweekly basis, subject to certain limitations. The Company may make contributions to the Savings Plan at the discretion of the Board of Directors. No Company contributions were made for the years ended December 31, 2024, 2023, and 2022.
The Company has defined contribution plans for employees in certain of its international locations. The Company contributed $4.1 million, $3.2 million, and $2.3 million to these plans for the years ended December 31, 2024, 2023, and 2022, respectively.
15. NET LOSS PER SHARE
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

The following table presents the calculation of basic and diluted net loss per share as follows (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(129,386)	$(709,561)	$(498,005)
Denominator:
Weighted-average common shares outstanding — basic and diluted	144,630	141,572	137,668
Net loss per share — basic and diluted	$(0.89)	$(5.01)	$(3.62)
Common stock equivalents excluded from the calculation of diluted net loss per share because of their anti-dilutive effect were 14.4 million, 14.0 million and 14.4 million units of equity awards to purchase common stock granted under the Company’s equity plans for the years ended December 31, 2024, 2023, and 2022, respectively.
16. SEGMENT INFORMATION
An operating segment is defined as a component of an entity for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is its Chief Executive Officer, and the CODM evaluates performance and makes decisions about allocating resources to its operating segments based on financial information presented on a consolidated basis and on gross profit for each operating segment. The CODM uses segment gross profit to allocate resources to each segment predominantly in the annual budgeting process. On a quarterly basis, the CODM uses gross profit budget-to-actual variances to evaluate segment performance. For both the Platform and Devices reportable segments, Cost of revenue is the significant segment expense that is regularly provided to the CODM. The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately in the Company’s notes to its consolidated financial statements. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance.
While not considered significant segment expenses, the Company has separately disclosed content amortization (refer to Note 6) and stock-based compensation expense (refer to Note 11) charged to Cost of revenue, Platform. The Company disclosed charges related to the inventory provision and inventory losses on purchase commitments (refer to Note 2) and stock-based compensation expense (refer to Note 11) included within Cost of revenue, Devices.
The Company reports its financial results consistent with the manner in which financial information is viewed by management for decision-making purposes. The Company does not manage operating expenses such as research and development, sales and marketing, and general and administrative expenses at the segment level. The Company does not allocate property and equipment or any other assets or capital expenditures to reportable segments.
Descriptions of the Company’s two reportable segments are as follows:
Platform
Platform revenue is generated from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services), as well as streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls).
Devices
Devices revenue is generated from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories.

Customers accounting for 10% or more of segment revenue, net, were as follows:

	Years Ended December 31,
	2024	2023	2022
Platform segment revenue
Customer I	*	13%	*
Customer J	12%	*	*

Devices segment revenue
Customer A	22%	15%	*
Customer B	21%	15%	21%
Customer C	28%	41%	38%
Customer K	10%	*	*
* Less than 10%
Revenue in international markets was less than 10% in each of the periods presented.
Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of December 31,
	2024	2023
United States	$401,464	$497,024
United Kingdom	92,110	109,315
Other countries	24,621	29,661
Total	$518,195	$636,000
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
During the year ended December 31, 2024, the Company recorded restructuring charges associated with employee termination expenses consisting primarily of severance payments, employee benefits contributions, payroll taxes and related costs, and impairment charges related to decisions to sub-lease and cease the use of certain office facilities and related property and equipment.

Restructuring charges are recorded as follows (in thousands):

	Year Ended December 31, 2024
	Employee Terminations	Facilities Exit Costs	Asset Impairment Charges	Total
Cost of revenue, platform	$(3)	$—	$—	$(3)
Cost of revenue, devices	1	—	5	6
Research and development	368	98	(603)	(137)
Sales and marketing	697	719	24,641	26,057
General and administrative	(116)	117	5,075	5,076
Total restructuring charges	$947	$934	$29,118	$30,999

	Year Ended December 31, 2023
	Employee Terminations	Facilities Exit Costs	Asset Impairment Charges	Total
Cost of revenue, platform	$1,164	$1	$65,867	$67,032
Cost of revenue, devices	524	6	2,793	3,323
Research and development	31,160	1,320	78,011	110,491
Sales and marketing	29,786	517	83,411	113,714
General and administrative	20,531	1,683	39,320	61,534
Total restructuring charges	$83,165	$3,527	$269,402	$356,094

	Year Ended December 31, 2022
	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total
Cost of revenue, platform	$—	$—	$—	$—
Cost of revenue, devices	—	—	—	—
Research and development	12,092	—	7,500	19,592
Sales and marketing	10,904	—	—	10,904
General and administrative	7,644	—	—	7,644
Total restructuring charges	$30,640	$—	$7,500	$38,140
The asset impairment charges for the year ended December 31, 2024 include $22.6 million of operating lease right-of-use assets impairment and $7.0 million of property and equipment impairment, offset by $0.5 million of adjustments to other long-term liabilities and assets. The asset impairment charge for the year ended December 31, 2023 include $131.6 million of operating lease right-of-use assets impairment, $72.3 million of property and equipment impairment, and $65.5 million of content assets impairment. The asset impairment charge for the year ended December 31, 2022 includes a $7.5 million impairment charge related to abandoned technology assets.
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facility exit costs, which are included in Accrued liabilities in the consolidated balance sheets, is as follows (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$12,661	$1,198	$13,859	$22,093	$—	$22,093
Add: Restructuring charges incurred	947	934	1,881	83,165	3,527	86,692
Less: Payments made	(13,608)	(751)	(14,359)	(92,597)	(2,329)	(94,926)
Ending balance	$—	$1,381	$1,381	$12,661	$1,198	$13,859

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Roku, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Roku, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 14, 2025

Item 9B. Other Information
Insider Trading Arrangements
During the three months ended December 31, 2024, each of the following officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Adoption	November 25, 2024	X		300,000	September 9, 2025
Dan Jedda (Chief Financial Officer)	Adoption	November 20, 2024	X		27,000	February 27, 2026
Charles Collier (President, Roku Media)	Adoption	November 26, 2024	X		551,588	November 26, 2025
Mustafa Ozgen (President, Devices)	Adoption	November 26, 2024	X		53,492	November 26, 2025
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in the sections “Voting and Meeting Information,” “Board of Directors and Corporate Governance,” “Executive Officer Biographies,” and “Other Matters” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024 (our “Proxy Statement”).
Insider Trading Policies and Procedures
We have policies and procedures that govern the purchase, sale, and other dispositions of our securities by us and our directors, officers, employees, and certain contingent workers. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards. Our policies and procedures are filed as Exhibit 19.1 to this Annual Report.
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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38211	3.1	10/3/2017
3.2	Amended and Restated Bylaws	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibit 3.1
4.2	Form of Class A Common Stock Certificate	S-1/A	333-220318	4.1	9/18/2017
4.3	Description of Securities	10-K	001-38211	4.3	3/2/2020
10.1 +	Roku, Inc. 2008 Equity Incentive Plan	S-1	333-220318	10.3	9/1/2017
10.2 +	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan	S-1	333-220318	10.4	9/1/2017
10.3 +	Roku, Inc. Amended and Restated 2017 Equity Incentive Plan	8-K	001-38211	10.1	6/7/2024
10.4 +	Forms of Consolidated Option Agreement and Option Grant Notice under Amended and Restated 2017 Equity Incentive Plan					X
10.5 +	Forms of Consolidated Restricted Stock Unit Grant Notice and Award Agreement under Amended and Restated 2017 Equity Incentive Plan					X
10.6 +	Executive Supplemental Stock Option Program Enrollment Form	8-K	001-38211	10.1	9/26/2024
10.7 +	Roku, Inc. 2017 Employee Stock Purchase Plan	S-1/A	333-220318	10.8	9/18/2017
10.8 +	Form of Indemnification Agreement, by and between Roku, Inc. and each of its directors and executive officers	S-1/A	333-220318	10.9	9/18/2017
10.9 +	Employment Terms Agreement, by and between Roku, Inc. and Mustafa Ozgen, dated January 17, 2019	10-K	001-38211	10.18	3/2/2020
10.10 +	Offer Letter, by and between Roku, Inc. and Charles Collier, dated September 16, 2022	10-K	001-38211	10.18	2/16/2023
10.11 +	Offer Letter, by and between Roku, Inc. and Dan Jedda, dated February 11, 2023	10-Q	001-38211	10.1	7/28/2023
10.12 +	Employment Contract, by and between Roku DX UK Ltd and Gidon Katz, dated August 9, 2023	8-K	001-38211	10.1	8/11/2023
10.13 +	Offer Letter, by and between Roku, Inc. and Louise Pentland, dated June 28, 2024	10-Q	001-38211	10.2	8/2/2024
10.14 +	Roku, Inc. Amended and Restated Severance Benefit Plan	10-Q	001-38211	10.1	11/2/2023
10.15 +	Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated August 1, 2018 (1155 Coleman Ave)	10-Q	001-38211	10.26	8/10/2018
10.16	First Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated November 12, 2018 (1155 Coleman Ave)	10-K	001-38211	10.30	3/1/2019
10.17	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated April 30, 2019 (1155 Coleman Ave)	10-Q	001-38211	10.2	8/9/2019
10.18	Assignment and Assumption of Lease, Landlord’s Consent and First Amendment of Lease, dated as of April 30, 2019, by and among Roku, Inc., 8x8, Inc. and CAP Phase I, LLC	10-Q	001-38211	10.1	8/9/2019

10.19	Third Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated September 29, 2020 (1155 Coleman Ave)	10-Q	001-38211	10.1	4/29/2022
10.20	Fourth Amendment to Coleman Highline Office Lease by and between Roku, Inc. and BCORE Coleman Owner LLC dated April 8, 2022 (1155 Coleman Ave)	10-Q	001-38211	10.3	4/29/2022
10.21	Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated August 1, 2018 (1173/1167/1161 Coleman Ave)	10-Q	001-38211	10.27	8/10/2018
10.22	First Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated November 18, 2018 (1173/1167/1161 Coleman Ave)	10-K	001-38211	10.31	3/1/2019
10.23	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated April 30, 2019 (1173/1167/1161 Coleman Ave)	10-Q	001-38211	10.3	8/9/2019
10.24	Third Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated June 4, 2020 (1173/1167/1161 Coleman Ave)	10-Q	001-38211	10.2	4/29/2022
10.25	Credit Agreement, dated as of September 16, 2024, among Roku, Inc., as borrower, Citibank N.A., as administrative agent, and the other credit parties and lenders party thereto	8-K	001-38211	10.1	9/17/2024
19.1	Roku, Inc. Insider Trading Policies					X
21.1	List of Significant Subsidiaries of Roku, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Roku, Inc. Policy for Recoupment of Incentive Compensation	10-K	001-38211	97.1	2/16/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2025.

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

Name	Title	Date

/s/ ANTHONY WOOD	President, Chief Executive Officer and Chairman	February 14, 2025
Anthony Wood	(Principal Executive Officer)

/s/ DAN JEDDA	Chief Financial Officer	February 14, 2025
Dan Jedda	(Principal Financial Officer)

/s/ MATTHEW BANKS	Vice President, Corporate Controller and Chief Accounting Officer	February 14, 2025
Matthew Banks	(Principal Accounting Officer)

/s/ RAVI AHUJA	Director	February 14, 2025
Ravi Ahuja

/s/ JEFFREY BLACKBURN	Director	February 14, 2025
Jeffrey Blackburn

/s/ MAI FYFIELD	Director	February 14, 2025
Mai Fyfield

/s/ JEFFREY HASTINGS	Director	February 14, 2025
Jeffrey Hastings

/s/ NEIL HUNT	Director	February 14, 2025
Neil Hunt

/s/ LAURIE SIMON HODRICK	Director	February 14, 2025
Laurie Simon Hodrick

/s/ GINA LUNA	Director	February 14, 2025
Gina Luna

/s/ RAY ROTHROCK	Director	February 14, 2025
Ray Rothrock