Form 10-Q
period 2025-03-31
ROKU, INC
filed 2025-05-02
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2025, the registrant had 129,527,936 shares of Class A common stock, $0.0001 par value per share, and 17,129,064 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
Streaming Hours: The aggregate amount of time streaming devices stream content on Roku’s streaming platform in a given period. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics and Non-GAAP Measures, elsewhere in this Quarterly Report for additional detail.
Streaming Households: The number of distinct user accounts that have streamed content on our platform within the last 30 days of the period.
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

i

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
•the impact of macroeconomic conditions and uncertainties, such as tariffs, inflation, and geopolitical conflicts, on our business, operations, and the markets and communities in which we and our advertisers, content partners, licensed Roku TV partners, other device licensees, manufacturers, suppliers, retailers, and viewers operate;
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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (roku.com/investor), our blog (roku.com/blog), U.S. Securities and Exchange Commission (“SEC”) filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors, the media, and others interested in our company to review the information that we post on our investor relations website. Roku, the Roku logo, and other trade names, trademarks, or service marks of Roku appearing in this report are the property of Roku. Trade names, trademarks, and service marks of other companies appearing in this report are the property of their respective holders. Information contained on or accessible through the websites listed above is not incorporated by reference nor otherwise included in this Quarterly Report, and any references to these websites are intended to be inactive textual references only.
i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,256,153	$2,160,236
Accounts receivable, net of allowances of $50,240 and $72,657 as of March 31, 2025 and December 31, 2024, respectively	650,187	812,510
Inventories	135,297	158,271
Prepaid expenses and other current assets	105,404	103,146
Total current assets	3,147,041	3,234,163
Property and equipment, net	203,619	213,690
Operating lease right-of-use assets	292,146	304,505
Content assets, net	227,862	237,321
Intangible assets, net	23,976	27,501
Goodwill	161,519	161,519
Other non-current assets	123,711	125,234
Total Assets	$4,179,874	$4,303,933
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$194,576	$273,985
Accrued liabilities	788,758	852,799
Deferred revenue, current portion	115,839	105,718
Total current liabilities	1,099,173	1,232,502
Deferred revenue, non-current portion	25,122	25,050
Operating lease liability, non-current portion	496,084	512,706
Other long-term liabilities	33,786	40,938
Total Liabilities	1,654,165	1,811,196
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value	15	15
Additional paid-in capital	3,980,854	3,921,432
Accumulated other comprehensive loss	(756)	(1,737)
Accumulated deficit	(1,454,404)	(1,426,973)
Total stockholders’ equity	2,525,709	2,492,737
Total Liabilities and Stockholders’ Equity	$4,179,874	$4,303,933
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net revenue:
Platform	$880,817	$754,935
Devices	139,855	126,534
Total net revenue	1,020,672	881,469
Cost of revenue:
Platform	416,506	360,566
Devices	159,121	132,612
Total cost of revenue	575,627	493,178
Gross profit (loss):
Platform	464,311	394,369
Devices	(19,266)	(6,078)
Total gross profit	445,045	388,291
Operating expenses:
Research and development	184,579	180,459
Sales and marketing	223,693	202,124
General and administrative	94,503	77,744
Total operating expenses	502,775	460,327
Loss from operations	(57,730)	(72,036)
Other income, net:
Interest expense	(433)	(10)
Other income, net	17,649	25,956
Total other income, net	17,216	25,946
Loss before income taxes	(40,514)	(46,090)
Income tax (benefit) expense	(13,083)	4,765
Net loss	$(27,431)	$(50,855)

Net loss per share — basic and diluted	$(0.19)	$(0.35)

Weighted-average common shares outstanding — basic and diluted	146,197	143,751
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(27,431)	$(50,855)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	981	(337)
Comprehensive loss	$(26,450)	$(51,192)
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2025	Shares	Amount
Balance—December 31, 2024	145,910	$15	$3,921,432	$(1,737)	$(1,426,973)	$2,492,737
Issuance of common stock pursuant to equity incentive plans	1,226	—	2,436	—	—	2,436
Stock-based compensation expense	—	—	95,494	—	—	95,494
Shares withheld for taxes related to net share settlement of equity awards	(479)	—	(38,508)	—	—	(38,508)
Foreign currency translation adjustment	—	—	—	981	—	981
Net loss	—	—	—	—	(27,431)	(27,431)
Balance—March 31, 2025	146,657	$15	$3,980,854	$(756)	$(1,454,404)	$2,525,709

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2024	Shares	Amount
Balance—December 31, 2023	143,502	$14	$3,623,747	$159	$(1,297,587)	$2,326,333
Issuance of common stock pursuant to equity incentive plans	1,013	—	8,262	—	—	8,262
Stock-based compensation expense	—	—	94,632	—	—	94,632
Shares withheld for taxes related to net share settlement of equity awards	(350)	—	(22,206)	—	—	(22,206)
Foreign currency translation adjustment	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(50,855)	(50,855)
Balance—March 31, 2024	144,165	$14	$3,704,435	$(178)	$(1,348,442)	$2,355,829
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(27,431)	$(50,855)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,192	16,473
Stock-based compensation expense	95,494	94,632
Amortization of right-of-use assets	11,575	11,876
Amortization of content assets	48,044	47,891
Foreign currency remeasurement losses	243	997
Change in fair value of strategic investment in convertible promissory notes	6,284	(574)
Impairment of assets	2,870	851
Provision for (recoveries of) doubtful accounts	1,285	(7)
Other items, net	(425)	(748)
Changes in operating assets and liabilities:
Accounts receivable	161,122	99,500
Inventories	22,974	(2,402)
Prepaid expenses and other current assets	(12,381)	6,665
Content assets and liabilities, net	(43,113)	(50,059)
Other non-current assets	2,790	(4,763)
Accounts payable	(79,459)	919
Accrued liabilities	(57,984)	(109,591)
Operating lease liabilities	(18,783)	(12,704)
Other long-term liabilities	242	170
Deferred revenue	10,193	(1,588)
Net cash provided by operating activities	138,732	46,683
Cash flows from investing activities:
Purchases of property and equipment	(1,931)	(672)
Purchase of strategic investments	(7,000)	—
Net cash used in investing activities	(8,931)	(672)
Cash flows from financing activities:
Proceeds from equity issued under incentive plans	2,436	8,262
Taxes paid related to net share settlement of equity awards	(38,508)	(22,206)
Net cash used in financing activities	(36,072)	(13,944)
Net increase in cash, cash equivalents and restricted cash	93,729	32,067
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,188	(2,230)
Cash, cash equivalents and restricted cash—beginning of period	2,160,639	2,066,604
Cash, cash equivalents and restricted cash—end of period	$2,256,556	$2,096,441

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,256,153	$2,055,728
Restricted cash, current	403	40,713
Cash, cash equivalents and restricted cash—end of period	$2,256,556	$2,096,441
Supplemental disclosures of cash flow information:
Cash paid for interest	$28	$29
Cash paid for income taxes	$2,162	$2,144
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$36	$86
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company operates in two reportable segments and generates platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into the Company’s user interface, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls). The Company generates devices revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements, which include the accounts of Roku and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025 (the “Annual Report”).
The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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

The Company’s restricted cash balance is included in Prepaid expenses and other current assets in the condensed consolidated balance sheets and is used to secure outstanding letters of credit related to operating leases for office facilities.
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
Allowance for Sales Returns: Allowance for sales returns consisted of the following activities (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$6,427	$7,808
Add: Charged to revenue	4,326	3,608
Less: Utilization of sales return reserve	(5,387)	(4,650)
Ending balance	$5,366	$6,766
Allowance for Sales Incentives: Allowance for sales incentives consisted of the following activities (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$63,367	$23,024
Add: Charged to revenue	51,650	23,261
Less: Utilization of sales incentive reserve	(73,978)	(29,765)
Ending balance	$41,039	$16,520
Allowance for Doubtful Accounts: Allowance for doubtful accounts consisted of the following activities (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$1,895	$2,213
Provision for (recoveries of) doubtful accounts	1,285	(7)
Adjustments for write-off	(100)	(550)
Ending balance	$3,080	$1,656
Customer J accounted for 13% of the Company’s accounts receivable, net balance as of March 31, 2025. Customers J and B accounted for 12% and 10%, respectively, of the Company’s accounts receivable, net balance as of December 31, 2024.
Inventories
The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Provisions are made if the cost of the inventories exceeds their net realizable value. The Company evaluates inventory levels for excess and obsolete products, based on its assessment of future demand and market conditions. The Company recognized inventory provisions charged to the Cost of revenue, devices, of $6.8 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the ending inventory reserve was $20.3 million and $28.7 million, respectively.
In addition, the Company records a liability for expected losses on firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers. The Company recorded losses on purchase commitments, recorded in Cost of revenue, devices, of $0.3 million and $4.0 million during the three months ended March 31, 2025 and 2024, respectively. The associated liabilities related to the anticipated losses on firm purchase commitments were immaterial as of March 31, 2025 and December 31, 2024.

Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories in the notes to the financial statements on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 on a retrospective or prospective basis. The Company is currently in the process of evaluating the effects of the new guidance.
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
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 15.
The contract balances include the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accounts receivable, net	$650,187	$812,510
Contract assets (included in Prepaid expenses and other current assets)	1,339	1,687
Deferred revenue:
Deferred revenue, current portion	115,839	105,718
Deferred revenue, non-current portion	25,122	25,050
Total deferred revenue	$140,961	$130,768
Accounts receivable are recorded at the amount invoiced, net of an allowance for sales returns, sales incentives, and doubtful accounts. Payment terms can vary by customer and contract.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $0.3 million during the three months ended March 31, 2025 due to the timing of billing to customers.
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased by $10.2 million during the three months ended March 31, 2025 primarily due to the timing of fulfillment of performance obligations related to advertising arrangements as well as growth in Premium Subscriptions.
Revenue recognized during the three months ended March 31, 2025, from amounts included in the total deferred revenue as of December 31, 2024, was $45.0 million. Revenue recognized during the three months ended March 31, 2024, from amounts included in the total deferred revenue as of December 31, 2023, was $67.3 million.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations exclude contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $811.1 million as of March 31, 2025, of which the Company expects to recognize approximately 76% over the next 12 months and the remainder thereafter.
Revenue recognized from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts was not significant during the three months ended March 31, 2025 and 2024.
Customer J accounted for 11% of the Company’s total net revenue during the three months ended March 31, 2025. The Company did not have any customer that individually accounted for 10% or more of its total net revenue during the three months ended March 31, 2024.

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed.
Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(63,848)	$9,519	5.9
Customer relationships	14,100	(14,100)	—	4.0
Tradename	20,400	(8,466)	11,934	9.8
Patents	4,076	(1,553)	2,523	14.0
Total Intangible assets	$111,943	$(87,967)	$23,976	6.7

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(60,896)	$12,471	5.9
Customer relationships	14,100	(14,100)	—	4.0
Tradename	20,400	(7,966)	12,434	9.8
Patents	4,076	(1,480)	2,596	14.0
Total Intangible assets	$111,943	$(84,442)	$27,501	6.7
Amortization expense related to intangible assets was approximately $3.5 million and $3.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company recorded amortization of developed technology in Cost of revenue, platform, amortization of customer relationships and tradename in Sales and marketing expenses, and amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.
As of March 31, 2025, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2025 (remaining 9 months)	$9,008
2026	4,074
2027	2,737
2028	2,291
2029	2,291
Thereafter	3,575
Total	$23,976

5. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accounts receivable, gross	$700,427	$885,167
Less: Allowances
Allowance for sales returns	5,366	6,427
Allowance for sales incentives	41,039	63,367
Allowance for doubtful accounts	3,080	1,895
Other allowances	755	968
Total allowances	50,240	72,657
Accounts receivable, net	$650,187	$812,510
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Computers and equipment	$52,740	$51,741
Leasehold improvements	285,871	286,585
Internal-use software	5,916	5,916
Office equipment and furniture	36,007	35,691
Property and equipment, gross	380,534	379,933
Less: Accumulated depreciation and amortization	(176,915)	(166,243)
Property and equipment, net	$203,619	$213,690
Depreciation and amortization expense for property and equipment assets for the three months ended March 31, 2025 and 2024 was approximately $11.7 million and $12.8 million, respectively.
During the three months ended March 31, 2024, the Company recorded impairment charges of $0.5 million related to property and equipment associated with the leased office facilities that are part of its restructuring efforts. See Note 16 to the condensed consolidated financial statements for additional details. Impairment charges related to property and equipment during the three months ended March 31, 2025 were not significant.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Revenue share payable	$280,578	$267,163
Accrued cost of revenue	126,846	149,135
Marketing, retail, and merchandising expenses	52,631	112,001
Operating lease liability, current	81,034	79,221
Content liability, current	61,481	69,710
Other accrued expenses	186,188	175,569
Total Accrued liabilities	$788,758	$852,799

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Platform, current	$85,436	$75,026
Devices, current	30,403	30,692
Total deferred revenue, current	115,839	105,718
Platform, non-current	—	—
Devices, non-current	25,122	25,050
Total deferred revenue, non-current	25,122	25,050
Total Deferred revenue	$140,961	$130,768
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Content liability, non-current	$12,236	$18,453
Other long-term liabilities	21,550	22,485
Total Other long-term liabilities	$33,786	$40,938
6. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Licensed content, net and advances	$136,001	$152,851
Produced content:
Released, less amortization	67,827	65,990
Completed, not released	14,571	23,267
In production	11,896	7,565
Total produced content, net	94,294	96,822
Total Content assets, net and advances	$230,295	$249,673

Current portion (included in Prepaid expenses and other current assets)	$2,433	$12,352
Non-current portion	$227,862	$237,321
Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Licensed content	$37,661	$37,001
Produced content	10,383	10,890
Total amortization costs	$48,044	$47,891

7. STRATEGIC INVESTMENTS
Investment in Convertible Promissory Notes
In June 2022, the Company agreed to provide financing of up to $60.0 million in the aggregate to a counterparty with whom the Company has a commercial relationship. The advances are in the form of convertible promissory notes and are included in Other non-current assets on the condensed consolidated balance sheets. The convertible promissory notes accrue interest at 5% per annum, and have maturity dates as reflected in the table below or are due upon a redemption event or in the event of a default.
The convertible promissory notes and their date of investment and maturity are as follows (in thousands):

As of March 31, 2025
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
Investment in Preferred Stock
In September 2024, the Company invested $20.0 million in cash in exchange for preferred stock in a privately-held company. The Company elected to apply the measurement alternative for equity securities without readily determinable fair values as there are no quoted market prices for the preferred stock. The investment is measured at cost and adjusted to fair value when there is an observable price change from orderly transactions of identical or similar investments, and assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no adjustments recognized in the three months ended March 31, 2025. As of March 31, 2025, the carrying value of the Company’s investment was $20.0 million, and is included within Other non-current assets on the condensed consolidated balance sheet.
8. FAIR VALUE DISCLOSURE
The Company’s financial assets measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2025
	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$888,659	$888,659	$—
Money market funds	1,367,494	1,367,494	—
Restricted cash, current	403	403	—
Other non-current assets:
Strategic investment - convertible promissory notes	48,941	—	48,941
Total assets measured and recorded at fair value	$2,305,497	$2,256,556	$48,941

	As of December 31, 2024
	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$794,213	$794,213	$—
Money market funds	1,366,023	1,366,023	—
Restricted cash, current	403	403	—
Other non-current assets:
Strategic investment - convertible promissory notes	55,225	—	55,225
Total assets measured and recorded at fair value	$2,215,864	$2,160,639	$55,225
The following table reflects the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$55,225	$53,816
Change in estimated fair value of strategic investment - convertible promissory notes	(6,284)	574
Ending balance	$48,941	$54,390
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
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means. The Company did not have any Level 2 instruments as of March 31, 2025 and December 31, 2024.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of March 31, 2025, the Company measured its strategic investment in convertible promissory notes using Level 3 inputs. The fair value of the strategic investment in convertible promissory notes on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized loss of $6.3 million and an unrealized gain of $0.6 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes during the three months ended March 31, 2025 and 2024, respectively.
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
During the three months ended March 31, 2025, the Company recorded impairment charges of $2.9 million related to operating lease right-of-use assets associated with the leased office facilities that are part of its restructuring efforts. During the three months ended March 31, 2024, the Company recorded impairment charges of $0.5 million related to property and equipment, and $0.6 million related to operating lease right-of-use assets, both associated with the leased office facilities that are part of its restructuring efforts. See Note 16 to the condensed consolidated financial statements for additional details.
9. LEASES
The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from less than one year to nine years and may include options to extend or terminate the lease. The depreciable life of operating lease right-of-use assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease expense	$17,797	$18,133
Variable lease expense	6,086	5,522
Sublease income	(5,114)	(910)
Total operating lease expense	$18,769	$22,745
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$24,688	$21,257
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,260	$—
Decrease in operating lease right-of-use assets due to impairment (See Note 16 for details)	$2,870	$576
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$292,146	$304,505

Operating lease liability, current (included in Accrued liabilities)	81,034	79,221
Operating lease liability, non-current	496,084	512,706
Total operating lease liability	$577,118	$591,927

Weighted-average remaining term for operating leases (in years)	6.8	7.0
Weighted-average discount rate for operating leases	3.99%	3.98%

Future lease payments under operating leases as of March 31, 2025 are as follows (in thousands):

Year Ending December 31,	Operating Leases (2)
2025 (remaining 9 months)	$76,561
2026	103,655
2027	101,627
2028	99,997
2029	96,380
Thereafter	185,718
Total future lease payments	663,938
Less: imputed interest	(83,561)
Less: expected tenant improvement allowance	(3,259)
Total (1)	$577,118
(1) Total lease liabilities include liabilities related to operating lease right-of-use assets which were included in the impairment charges as part of the Company’s restructuring efforts. See Note 16 for additional details.
(2) Non-cancelable sublease proceeds for the fiscal years ending December 31, 2025 (remaining 9 months), 2026, 2027, 2028, and 2029 of $13.3 million, $18.6 million, $18.8 million, $18.8 million, and $12.0 million, respectively, are not included in the table above.
As of March 31, 2025, the Company had approximately $5.1 million in commitments relating to operating leases that have not yet commenced.
10. DEBT
On September 16, 2024, the Company entered into a Credit Agreement, by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the lenders and issuing banks party thereto, and with Citibank N.A., as administrative agent (the “Credit Agreement”), which provides for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements.
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
The Company had outstanding letters of credit secured by the Credit Agreement of $39.7 million as of March 31, 2025. As of March 31, 2025, the Company had not borrowed against the Credit Agreement, and the Company was in compliance with all of the covenants of the Credit Agreement.

11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock
The Company has two classes of authorized common stock, Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and are generally automatically converted into shares of the Company’s Class A common stock upon sale or transfer. Shares issued in connection with exercises of stock options or vesting of restricted stock units are generally automatically converted into shares of the Company’s Class A common stock.
Common Stock Reserved for Issuance
As of March 31, 2025, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of
March 31, 2025
Common stock awards granted under equity incentive plans	13,154
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Amended and Restated Equity Incentive Plan	40,044
Total reserved shares of common stock	58,287
* The Company has not issued any common stock pursuant to the 2017 Employee Stock Purchase Plan.
Equity Incentive Plans
The Company currently grants equity awards under the Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective September 2017 in connection with the Company’s initial public offering (“IPO”). The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity compensation to the Company’s employees, directors and consultants. The outstanding equity relates to the 2017 Plan and the 2008 Equity Incentive Plan (“2008 Plan”), a pre-IPO plan. No additional equity grants have been made pursuant to the 2008 Plan subsequent to the IPO.
The equity awards granted under the 2017 Plan vest subject to continuous service. Stock options granted under the 2017 Plan generally are granted at a price per share equivalent to the fair market value on the date of grant. Recipients of incentive stock option grants who possess more than 10% of the combined voting power of the Company are subject to certain limitations, and incentive stock options granted to such recipients are at a price no less than 110% of the fair market value at the date of grant.
Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2024	8,657	$74.80
Awarded	188	78.51
Released	(1,064)	96.49
Forfeited	(235)	78.56
Balance as of March 31, 2025	7,546	$71.71
As of March 31, 2025, the Company had $437.1 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.7 years.

Stock Options
Stock option activity for the three months ended March 31, 2025 is as follows (in thousands, except per share data and years):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,759	$75.24	6.6
Granted	11	74.49	—
Exercised	(162)	15.00	—
Forfeited and expired	—	—	—
Balance as of March 31, 2025	5,608	$76.88	6.5	$81,821

Options exercisable as of March 31, 2025	4,108	$79.32	5.8	$65,330
As of March 31, 2025, the Company had $47.6 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.7 years.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.
The following table presents the total stock-based compensation expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cost of revenue, platform	$384	$414
Cost of revenue, devices	70	899
Research and development	35,858	37,590
Sales and marketing	34,786	32,521
General and administrative	24,396	23,208
Total stock-based compensation	$95,494	$94,632
12. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has non-cancelable purchase commitments with various parties to purchase products and services such as licensed intellectual property and content, manufacturing supplier agreements, and data center capacity and other goods and services.
The following table presents details of the aggregate future non-cancelable purchase commitments as of March 31, 2025 (in thousands):

		Years Ended December 31,
	Total	Remaining 2025	2026	2027	2028	2029	Thereafter
Content	$191,776	$111,030	$50,489	$14,329	$10,410	$3,373	$2,145
Manufacturing	134,764	134,764	—	—	—	—	—
Other obligations	167,993	97,144	69,444	1,405	—	—	—
Total commitments	$494,533	$342,938	$119,933	$15,734	$10,410	$3,373	$2,145

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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the three months ended March 31, 2025 and 2024, the Company did not have any loss contingencies that were material.
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
13. INCOME TAXES
Income tax benefit was $13.1 million and income tax expense was $4.8 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in income tax expense to reflect an income tax benefit for the three months ended March 31, 2025 is primarily attributable to current U.S. income tax benefit expected to be realized during the year from year-to-date losses.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of March 31, 2025, the Company analyzed all available objective evidence, both positive and negative, and believes it is more-likely-than-not that some deferred tax assets will not be realizable. Accordingly, the Company continues to provide a valuation allowance against its U.S. deferred tax assets.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net loss	$(27,431)	$(50,855)
Denominator:
Weighted-average common shares outstanding — basic and diluted	146,197	143,751
Net loss per share — basic and diluted	$(0.19)	$(0.35)
Common stock equivalents (comprised of stock options and restricted stock units) excluded from the calculation of diluted net loss per share because of their anti-dilutive effect were 13.2 million and 12.8 million shares for the three months ended March 31, 2025 and 2024, respectively.
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
Descriptions of the Company’s two reportable segments are as follows:
Platform
Platform revenue is generated from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into the Company’s user interface, and related services), as well as streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls).
Devices
Devices revenue is generated from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories.
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Platform segment revenue:
Customer J	13%	*

Devices segment revenue:
Customer A	17%	23%
Customer B	27%	17%
Customer C	28%	29%
Customer K	15%	*
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
Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of
	March 31, 2025	December 31, 2024
United States	$386,421	$401,464
United Kingdom	85,762	92,110
Other countries	23,582	24,621
Total	$495,765	$518,195
16. RESTRUCTURING CHARGES
The Company began efforts to reduce its operating expense growth rate due to economic conditions in the fourth quarter of fiscal 2022. During fiscal 2023, the Company implemented additional measures, including consolidating its office space utilization, performing a strategic review of its content portfolio, reducing outside services expenses, and slowing its year-over-year headcount expense growth rate through a workforce reduction and limiting new hires, among other measures.
During the three months ended March 31, 2025, the Company recorded restructuring charges associated with decisions to sub-lease and cease the use of certain office facilities. During the three months ended March 31, 2024, the Company recorded restructuring charges associated with employee termination expenses consisting primarily of severance payments, employee benefits contributions, payroll taxes and related costs, and impairment charges related to decisions to sub-lease and cease the use of certain office facilities and related property and equipment.
Restructuring charges are recorded as follows (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Facilities Exit Costs	Asset Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Asset Impairment Charges	Total
Cost of revenue, platform	$—	$—	$—	$(10)	$—	$—	$(10)
Cost of revenue, devices	—	—	—	1	—	5	6
Research and development	194	2,133	2,327	383	37	533	953
Sales and marketing	—	175	175	686	2	173	861
General and administrative	—	562	562	(130)	(24)	140	(14)
Total restructuring charges	$194	$2,870	$3,064	$930	$15	$851	$1,796
The asset impairment charges for the three months ended March 31, 2025 were primarily comprised of $2.9 million of operating lease right-of-use assets impairment. The asset impairment charges for the three months ended March 31, 2024 include $0.6 million of operating lease right-of-use assets impairment and $0.5 million of property and equipment impairment, partially offset by $0.3 million of adjustments to other long-term liabilities and assets.
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facilities exit costs, which are included in Accrued liabilities in the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$—	$1,381	$1,381	$12,661	$1,198	$13,859
Restructuring charges incurred	—	194	194	930	15	945
Payments made	—	(258)	(258)	(11,248)	(309)	(11,557)
Ending balance	$—	$1,317	$1,317	$2,343	$904	$3,247

17. SUBSEQUENT EVENT
On April 30, 2025, the Company entered into an agreement to acquire Frndly TV, Inc., a subscription streaming service that offers live TV, on-demand video and cloud-based DVR for an affordable price. The total purchase price for the acquisition will be $185 million, to be paid in cash, which includes $75 million to be held back and paid upon the achievement of certain financial and operating metrics and milestones over the two years following closing of the acquisition. The Company expects the transaction to close in the second quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report for the year ended December 31, 2024, filed on February 14, 2025 with the SEC.
Overview
Our two reportable segments are the platform segment and the devices segment. Platform revenue is generated from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our user interface (“UI”), and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls).
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
Business Conditions and Macroeconomic Factors
Our business is subject to risks related to the evolving macroeconomic environment, including the effects of increased volatility in financial markets, higher inflation and interest rates, potential economic slowdown or recession, geopolitical developments, and changes in economic or government policies, including the unknown impact of tariffs. While we intend to remain vigilant in monitoring the impacts of these circumstances on our business and adapt accordingly, the effects of these macroeconomic factors on our business, results of operations, and financial condition remain uncertain. See Item 1A, Risk Factors, and the Note Regarding Forward Looking Statements elsewhere in this Quarterly Report for additional details.
Key Performance Metrics and Non-GAAP Measures
Since our IPO in 2017, the streaming TV industry has evolved meaningfully, with Americans now spending significantly more TV time streaming than watching cable. Our business has also grown and evolved, and we are now primarily focused on growing Platform revenue and profitability. As a result and as previously disclosed, starting in the first quarter of 2025, we have updated our Key Performance Metrics (KPMs) to better align with these priorities.
The key performance metrics we use to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions are Streaming Hours, Platform Revenue, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA), and Free Cash Flow.
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
We streamed 35.8 billion and 30.8 billion hours during the three months ended March 31, 2025 and 2024, respectively, reflecting an increase of 16%.

Platform Revenue
We use Platform revenue as a primary metric to measure the performance of our business because it represents our ability to successfully monetize our platform. Platform revenue growth is one of our strategic priorities. Platform revenue was $880.8 million and $754.9 million for the three months ended March 31, 2025 and 2024, respectively.
Adjusted EBITDA (Non-GAAP Measure)
We use Adjusted EBITDA as a primary metric to measure the performance of our business because it represents our ability to successfully manage profitability. Our goal is to grow Adjusted EBITDA over time, driving continued growth in stockholder value.
Adjusted EBITDA is a non-GAAP financial measure. The Adjusted EBITDA reconciliation excludes total other income, net, stock-based compensation expense, depreciation and amortization, restructuring charges, and income tax (benefit) expense from the net loss of the period. We believe Adjusted EBITDA is useful as a supplement in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. However, this non-GAAP financial measure has limitations, and should not be considered in isolation or as a substitute for our GAAP financial information, such as GAAP net loss. In addition, Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(27,431)	$(50,855)
Total other income, net	(17,216)	(25,946)
Stock-based compensation	95,494	94,632
Depreciation and amortization	15,192	16,473
Restructuring charges (1)	3,064	1,796
Income tax (benefit) expense	(13,083)	4,765
Adjusted EBITDA	$56,020	$40,865
(1) Restructuring charges for the three months ended March 31, 2025 include asset impairment charges of $2.9 million and facilities exit costs of $0.2 million. Restructuring charges for the three months ended March 31, 2024 include severance and related charges of $0.9 million, asset impairment charges of $0.9 million, and facilities exit costs of less than $0.1 million.
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
Our Free Cash Flow was $298.4 million and $426.8 million for the TTM periods ended March 31, 2025 and 2024, respectively.
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
The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$310,094	$455,951
Less: Purchases of property and equipment	(6,320)	(29,048)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,328)	(149)
Free cash flow (TTM)	$298,446	$426,754
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

Other Income, Net
Other income, net primarily consists of interest income on cash and cash equivalents, foreign currency remeasurement, transaction gains and losses, and net change in the fair value of our strategic investments.
Income Tax (Benefit) Expense
Our income tax (benefit) expense consists primarily of income tax expense in certain foreign jurisdictions where we conduct business and income tax (benefit) expense in the United States. We have a full valuation allowance against net deferred tax assets in the United States, and expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended
	March 31, 2025	March 31, 2024
Net revenue:
Platform	86%	86%
Devices	14%	14%
Total net revenue	100%	100%
Cost of revenue:
Platform	41%	41%
Devices	16%	15%
Total cost of revenue	57%	56%
Gross profit (loss):
Platform	45%	45%
Devices	(2)%	(1)%
Total gross profit	43%	44%
Operating expenses:
Research and development	18%	20%
Sales and marketing	22%	23%
General and administrative	9%	9%
Total operating expenses	49%	52%
Loss from operations	(6)%	(8)%
Other income, net:
Interest expense	—%	—%
Other income, net	2%	3%
Total other income, net	2%	3%
Loss before income taxes	(4)%	(5)%
Income tax (benefit) expense	(1)%	1%
Net loss	(3)%	(6)%

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
Net Revenue

	Three Months Ended
	March 31, 2025	March 31, 2024	Change $	Change %
(in thousands, except percentages)
Platform	$880,817	$754,935	$125,882	17%
Devices	139,855	126,534	13,321	11%
Total net revenue	$1,020,672	$881,469	$139,203	16%
Platform
Platform revenue increased by $125.9 million, or 17%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to higher revenue from streaming services distribution, specifically increased revenue share on content subscriptions and higher Premium Subscriptions revenue, in addition to higher advertising revenue, despite continued weakness in the media and entertainment vertical.
Devices
Devices revenue increased by $13.3 million, or 11%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to higher revenue from Roku-branded TVs. This was partially offset by lower revenue from streaming players. During the three months ended March 31, 2025, the average selling price of all devices shipped decreased by 2% and the volume of all devices shipped increased by 13% as compared to the three months ended March 31, 2024. The decrease in average selling price was due to higher promotions on Roku-branded TVs and streaming players. The increase in the volume of devices shipped was mainly due to higher sales of Roku-branded TVs, and to a lesser extent higher sales of streaming players.
Cost of Revenue and Gross Profit (Loss)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$416,506	$360,566	$55,940	16%
Devices	159,121	132,612	26,509	20%
Total cost of revenue	$575,627	$493,178	$82,449	17%
Gross profit (loss):
Platform	$464,311	$394,369	$69,942	18%
Devices	(19,266)	(6,078)	(13,188)	217%
Total gross profit	$445,045	$388,291	$56,754	15%
Platform
The Cost of revenue, platform increased by $55.9 million, or 16%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by higher costs of acquiring content and higher costs of Premium Subscriptions.
Gross profit for the platform segment increased by $69.9 million, or 18%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by the overall growth in our platform revenue.
Devices
The Cost of revenue, devices increased by $26.5 million, or 20%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by higher manufacturing costs of $17.4 million, driven by the higher cost of manufacturing Roku-branded TVs, and higher freight costs of $13.0 million.
Gross loss for the devices segment increased by $13.2 million, or 217%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by Roku-branded TVs representing a higher proportion of device sales. We manage the average selling prices of our products to grow our Streaming

Households, which we expect should result in increased platform revenue and platform gross profit over time.
Operating Expenses

	Three Months Ended
	March 31, 2025	March 31, 2024	Change $	Change %
(in thousands, except percentages)
Research and development	$184,579	$180,459	$4,120	2%
Sales and marketing	223,693	202,124	21,569	11%
General and administrative	94,503	77,744	16,759	22%
Total operating expenses	$502,775	$460,327	$42,448	9%
Research and development
Research and development expenses increased by $4.1 million, or 2%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by higher consulting expenses of $5.2 million.
Sales and marketing
Sales and marketing expenses increased by $21.6 million, or 11%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by higher marketing, retail, and merchandising expenses of $11.1 million and higher personnel-related expenses of $8.2 million.
General and administrative
General and administrative expenses increased by $16.8 million, or 22%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by higher legal and consulting expenses of $10.1 million and higher personnel-related expenses of $4.7 million.
Other Income, Net

	Three Months Ended
	March 31, 2025	March 31, 2024	Change $	Change %
(in thousands, except percentages)
Interest expense	$(433)	$(10)	$(423)	nm
Other income, net	17,649	25,956	$(8,307)	(32)%
Total other income, net	$17,216	$25,946	$(8,730)	(34)%
Total other income, net, decreased by $8.7 million, or 34%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily driven by the change in the fair value of the strategic investment in convertible promissory notes of $6.3 million and a decrease in interest income of $2.4 million from lower interest rates on our cash balances.
Income Tax (Benefit) Expense

	Three Months Ended
	March 31, 2025	March 31, 2024	Change $	Change %
(in thousands, except percentages)
Income tax (benefit) expense	$(13,083)	$4,765	$(17,848)	(375)%
Income tax expense decreased by $17.8 million, to reflect an income tax benefit during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to U.S. current income tax benefit expected to be realized during the year as a result of year-to-date losses.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $2,256.2 million. Approximately 4% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations.

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
We had outstanding letters of credit secured by the Credit Agreement of $39.7 million as of March 31, 2025. As of March 31, 2025, we had not borrowed against the Credit Agreement, and we were in compliance with all of the covenants of the Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$138,732	$46,683
Cash flows used in investing activities	$(8,931)	$(672)
Cash flows used in financing activities	$(36,072)	$(13,944)

Cash Flows from Operating Activities
Our operating activities provided cash of $138.7 million for the three months ended March 31, 2025. Our net loss of $27.4 million for the three months ended March 31, 2025 was adjusted by non-cash charges of $180.6 million comprised primarily of stock-based compensation, amortization of content assets, depreciation and amortization of property and equipment and intangible assets, amortization of operating lease right-of-use assets, fair value change of strategic investment in convertible promissory notes, and impairment of assets as part of restructuring charges. The negative impact from changes in our operating assets and liabilities of $14.4 million was primarily due to decreases in accounts payable and accrued liabilities due to timing of payments, payments made to acquire content, and payments made for operating lease liabilities, as well as an increase in prepaid expenses and other current assets. This was partially offset by a decrease in accounts receivable, a decrease in inventories, and an increase in deferred revenue.
Cash Flows from Investing Activities
Net cash used in investing activities of $8.9 million for the three months ended March 31, 2025 included purchases of property and equipment of $1.9 million and a purchase of a strategic investment of $7.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $36.1 million for the three months ended March 31, 2025 was primarily due to tax payments of $38.5 million to net settle equity awards vested during the period, partially offset by proceeds from employee stock option exercises.
Material Cash Requirements from Known Contractual Obligations
For a description of our purchase obligations and operating lease obligations, refer to Note 12 and Note 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, respectively.
Critical Accounting Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. These estimates and assumptions are based on historical experience, current trends, and other factors that we believe to be reasonable at the time our condensed consolidated financial statements are prepared. We evaluate our estimates and assumptions on an ongoing basis. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points on our cash and cash equivalents balance would increase or decrease our interest income by approximately $22.6 million.
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
We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have not entered into any derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, but we may do so in the future.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue, key performance metrics, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, key performance metrics, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized. The risks facing our business have not changed substantively from those discussed in our Annual Report, filed with the SEC on February 14, 2025, except for those risks marked with an asterisk (*).
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
If advertisers continue to devote a substantial portion of their advertising budgets to advertising in traditional media or on other digital platforms rather than on advertising on our streaming platform, the future growth of our business may be negatively impacted.*
Many advertisers continue to devote a substantial portion of their advertising budgets to advertising in traditional media or on other digital platforms, such as traditional TV, radio, print publications, and social media. The future growth of our business depends on the growth of advertising on TV streaming platforms and on advertisers increasing their spending on advertising on our TV streaming platform. Although traditional TV advertisers have shown growing interest in advertising on TV streaming platforms, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising or shift their advertising spending to social media and other digital platforms. In addition, if we are unable to compete with social media and other digital platforms to win business from advertisers and advertising agencies who have traditionally advertised on these platforms, such as direct-to-consumer and small or medium-sized businesses, our ability to grow our business may be limited. If advertisers, or their agency relationships, do not perceive meaningful benefits of advertising on our TV streaming platform, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.
Finally, there is political or regulatory pressure in some countries to limit streaming TV advertising (including limiting the advertising that may be associated with children’s content) or impose local content or prominence requirements on streaming TV services, which could pose a threat to our operating results and our ability to grow our business.
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
Our access to video advertising inventory in ad-supported streaming apps on our streaming platform varies greatly among apps and the amount, quality, and cost of video advertising inventory available to us can change at any time. Accordingly, we may not have access to a significant portion of the video advertising inventory on our streaming platform. For certain apps, including YouTube’s ad-supported app, we have no access to video advertising inventory at this time, and we may not secure access in the future. Moreover, when existing SVOD services introduce new ad-

supported tiers to their streaming services, we have in the past been unable, and in the future may be unable, to obtain access to video advertising inventory on these tiers on mutually agreeable terms, or at all. If we cannot grow, maintain, and generate sufficient demand for an adequate supply of quality video advertising inventory at reasonable costs to keep up with demand or sell such advertising inventory at our desired price, our business may be harmed. If we are unable to effectively sell our available video advertising inventory, our business may be harmed.
If the advertising campaigns that run on our streaming platform decrease or are not relevant or not engaging to our users, our business may be adversely impacted.*
We have made, and are continuing to make, investments to engage with more advertisers and content partners, and enable them to deliver more relevant advertising campaigns to our viewers. However, a small number of advertisers and content partners historically have accounted for a significant portion of the spending on ads integrated into our UI. If our advertisers and content partners decrease spending on ads integrated into our UI, our financial condition and operating results may suffer, and our business may be harmed. For example, consolidation among content partners has in the past resulted, and may in the future result, in decreased spending on ads integrated into our UI.
In addition, existing and prospective advertisers may not be successful in serving advertising campaigns that lead to and maintain viewer engagement. Those ads and campaigns may seem irrelevant, repetitive, or overly targeted and intrusive. For example, viewers may dislike the content and frequency of advertising that appears on the Roku Home Screen. We are continuously seeking to balance the objectives of our advertisers with our desire to provide an optimal viewer experience, but we may not be successful in achieving a balance that continues to attract and retain viewers, advertisers, and content partners. If the advertising campaigns that run on our streaming platform are not relevant, are overly intrusive or too frequent, or are an impediment to the use of our platform, our viewers may stop using our platform, resulting in a reduction of our user base and Streaming Hours, which will harm our business, financial condition, and operating results.
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
Other apps available on our streaming platform, such as Amazon Prime Video, Apple TV+, Hulu, and YouTube, are focused on increasing user engagement and time spent within their apps by allowing users to purchase additional content and streaming services within their apps. When users purchase these products and services in-app rather than from us, we may earn less revenue than when such products and services are purchased directly from us. Additionally, if our users spend most of their time within particular apps where we have limited or no ability to place advertisements or leverage user information, or our users opt out from our ability to collect data for use in providing more relevant advertisements, we may not be able to achieve our expected growth in platform revenue, gross profit, or certain key performance metrics. Additionally, our distribution agreements with our most popular apps are renegotiated periodically; thus, even if we are currently able to monetize Streaming Hours within an app, we may not be able to do so in the future. If we are unable to further monetize our streaming platform, our business may be harmed.
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
We depend on a small number of content partners for nearly half of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the three months ended March 31, 2025, the top three streaming services (excluding The Roku Channel) represented nearly half of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, user base, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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
We may be reliant on certain retailers or distributors. Amazon, Best Buy, Target, and Walmart in total accounted for 87% and 73% of our devices revenue for the three months ended March 31, 2025 and 2024, respectively. Furthermore, our licensed Roku TV partners may be reliant on the same or other retailers and distributors for a significant portion of their unit sales of Roku TV models. If one or several retailers or distributors were to discontinue selling our or licensed Roku TV partners’ products, choose not to prominently display those products in their stores or on their websites, or close or severely limit access to their brick and mortar locations, the volume of our or our licensed Roku TV partners’ products sold could decrease, which would harm our business. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
In addition, if any of our existing licensed Roku TV partners choose to work exclusively with, or divert a significant portion of their business with us, to other operating system developers, this may adversely impact our ability to continue to license the Roku TV OS and our smart TV reference design to TV brands and to grow our user base and monetize the Roku TV OS. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines, stronger brand identity, and greater marketing resources, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices, smart TVs, and smart home devices, is able to market and promote these products more prominently on its website, and could refuse to offer or promote our products on its website. We also may face increased competition with Walmart (which currently makes and sells Onn. branded streaming products, including co-branded Roku TV models), in light of Walmart’s acquisition of Vizio (which also makes and sells smart TVs with a proprietary operating system). See also “—If our efforts to build a strong brand and maintain customer satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our business may be harmed” and “—If we fail to differentiate our streaming platform and compete successfully with our competitors, it will be difficult for us to attract and retain users and our business will be adversely impacted.” Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, could require us to increase our marketing or other expenditures to maintain our product visibility or could result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our products during these periods, our business would be harmed.
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
If we encounter problems with the limited number of contract manufacturers we primarily depend upon, our operations could be disrupted.*
We do not have any internal manufacturing capabilities and rely on a limited number of contract manufacturers to build our players, smart home products, and Roku-branded TVs. Our contract manufacturers are vulnerable to, among other issues:
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
In addition, our contract manufacturers’ facilities, and the facilities of our contract manufacturers’ suppliers, are located in various geographic areas that may be subject to political, economic, labor, trade, public health, social, and legal uncertainties, including Brazil, China, Mexico, Taiwan, Thailand, and Vietnam, and such uncertainties may harm or disrupt our relationships with these parties or their ability to perform. For example, if the tensions between Taiwan and China escalate and impact the operations of our contract manufacturers and their Taiwanese suppliers, our supply chain and our business could be adversely affected. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and trade restrictions on exports or imports.
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
We plan to continue to introduce new products regularly, including, for example, the new Roku streaming devices and product enhancements we announced in April 2025, and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content partners have the right to test and certify our new products before we can publish their apps. The certification processes can be time-consuming and introduce third-party dependencies into our product release cycles. If our content partners do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, we may not be able to offer certain products to all licensed Roku TV partners or we may not continue to offer certain apps. To continue to grow our user base and user engagement, we will need to prioritize development of Roku streaming devices to work better with new offerings, technologies, and systems. If we are unable to maintain consistent operability of Roku streaming devices that is on parity with or better than other platforms, our business could be harmed.
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
Our products are complex and may contain hardware defects and software errors, which could manifest themselves in ways that could harm our reputation and our business.*
Our products and the products of our licensed Roku TV partners are complex and have in the past contained, and may in the future contain, hardware defects or software errors. These defects and errors can manifest themselves in any number of ways in our products or our streaming platform, including through diminished performance, security vulnerabilities, data loss or poor quality, device malfunctions, account inactivity, or even permanently disabled products. Some errors may only be discovered after a product has been shipped and used by users and may in some cases only be detected under certain circumstances or after extended use. We update our software on a regular basis, and, despite our quality assurance processes, we have in the past introduced, and may in the future introduce, software errors in the process of any such updates.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain prior quarters, we may continue to incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain prior quarters, we may not be able to achieve profitability again in the near term or at all. As of March 31, 2025, we had an accumulated deficit of $1,454.4 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to achieve profitability again. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
Our gross margins vary across our devices and platform offerings. Our devices segment experienced negative gross margin for the three months ended March 31, 2025, and our platform segment experienced positive gross margin for the three months ended March 31, 2025. Gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations (including due to the impact of tariffs or other trade restrictions).
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
•fluctuations in currency exchange rates, which could impact the revenue and expenses of our international operations and expose us to foreign currency exchange rate risk (see the section titled “Foreign Currency Exchange Rate Risk” in Part I, Item 3 of this Quarterly Report);
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
We may pursue acquisitions involving a number of risks, which could harm our business if not successfully addressed.*
We have acquired, and may in the future acquire, businesses, products, or technologies to expand our offerings and capabilities, user base, and business. For example, in April 2025, we entered into an agreement to acquire Frndly TV, Inc., a subscription streaming service that offers live TV, on-demand video and cloud-based DVR for an affordable price. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations, and any anticipated benefits from an acquisition may never materialize.
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
Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
On September 16, 2024, we entered into a credit agreement (the “Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Agent”), providing for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements. As of March 31, 2025, we had not borrowed against the Credit Agreement.
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
As of March 31, 2025, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, fail to make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If any future outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.
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
Macroeconomic uncertainties can adversely impact our business, results of operations, and financial condition.*
Macroeconomic uncertainties, such as volatility in financial markets, higher inflation and interest rates, potential economic slowdown or recession, geopolitical developments, changes in economic or government policies (including the unknown impact of tariffs), and global supply chain constraints have in the past adversely impacted, and may in the future adversely impact, our business, results of operations, and financial condition.
For example, tariffs and other trade barriers or restrictions could increase our costs, as well as the costs of our contract manufacturers and our licensed Roku TV partners, and decrease our devices gross margins. See also “—Changes in U.S. or foreign trade policies, geopolitical conditions, general economic conditions, and other factors beyond our control may adversely impact our business and operating results.” Our business is dependent on consumer discretionary spending and advertising spending, both of which are susceptible to changes in macroeconomic conditions and uncertainties. Sustained inflation, an economic downturn, the impact of tariffs, or even the public perception that changes to the cost of buying goods are imminent or could occur in the future, have in the past resulted, and may in the future result, in fewer consumer purchases of our products or the products of our licensed Roku TV partners and reduced advertising spending. At times, advertising budgets in a variety of industries have been pressured by factors such as inflation, rising interest rates, and market uncertainty, which has led to reduced advertiser spending and adversely affected our platform revenue. Any pullback in consumer discretionary spending or advertising spending could adversely affect our future operating results.
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
We and our service providers and partners collect, process, transmit, disclose, and store personal information of individuals. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, processing, retention, protection, disclosure, cross-border transfer, localization, and storage of such personal information. These regulatory requirements are evolving, and data privacy compliance is an area of increasing scrutiny for privacy and consumer rights groups and government bodies. For example, in addition to the EU General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation, and Brazil’s Lei Geral de Proteção de Dados, various U.S. states have enacted broad-based privacy and data protection legislation, including California, Colorado, Connecticut, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah, and Virginia, and more states are expected to follow suit.
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
The laws and regulations governing our industry are still evolving and, as a result, their application, interpretation and enforcement are uncertain, and they may be interpreted and applied inconsistently with our current policies and practices. All litigation and regulatory proceedings are inherently uncertain, and the federal, state, and foreign laws and regulations governing such issues continue to develop. See also “—We and our service providers and partners collect, process, transmit, disclose, and store personal information, which creates legal obligations and exposes us to potential liability.” Regulatory inquiries, investigations, and enforcement actions could also adversely impact our business operations. For example, we and other companies in the media, entertainment, and advertising technology industries have been subject to government inquiries and investigations by regulatory bodies with regard to our compliance with privacy and data security laws, the Federal Trade Commission Act, and other applicable laws and regulations. Advocacy organizations have also filed complaints with data protection authorities against businesses with streaming apps and advertising technology, arguing that certain of these companies’ practices do not comply with applicable law. The potential effects of such inquiries, investigations, or enforcement actions are far-reaching, uncertain, and difficult to predict, and may require us, our partners, and our advertisers to modify data processing practices and policies and to incur substantial compliance costs and expenses. Furthermore, if we or the third parties that we work with are alleged to violate applicable laws, our contractual obligations, or our policies, our users could lose trust in us. Any decrease in user retention, growth, or engagement could render our products less attractive to users, advertisers, or partners, and would seriously harm our business.

Changes in U.S. or foreign trade policies, geopolitical conditions, general economic conditions, and other factors beyond our control may adversely impact our business and operating results.*
Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which we operate and the countries in which our contract manufacturers, component suppliers, and other business partners are located. Our operations and performance depend significantly on global, regional, and U.S. economic and geopolitical conditions, which have grown increasingly uncertain beginning in the first quarter of 2025.
Trade disputes, geopolitical tensions, or political uncertainty can disrupt supply chains and increase the cost of our and our partners’ products, and have a negative impact on consumer confidence, which could impair our future growth and adversely affect our operations, business, financial condition, and results of operations. For example, several countries are considering or have recently implemented tariffs or other trade barriers or restrictions, as well as other measures impacting cross-border commerce, including in response to ongoing and unpredictable changes in U.S. trade policy, which could negatively affect our business. Notably, beginning in the first quarter of 2025, the U.S. Administration has announced, delayed, re-imposed and revised a series of broad-based, as well as country-, bloc- and sector-specific, tariffs on goods imported into the United States, as well as other trade policy changes. Such actions have given and may continue to give rise to further escalations of trade measures by the United States and impacted countries. Further, developments with regard to the timing and manner in which tariffs are implemented, the amount, scope and nature of tariffs, and the countries subject to new or additional tariffs imposed by the United States are rapidly evolving and may change unexpectedly at any time, making it impossible for us to predict future developments regarding global tariffs or other trade restrictions or their ultimate effects on our business and results of operations. The threat, implementation, or modification of such new import restrictions, as well as any retaliatory measures adopted by affected U.S. trade partners, could increase our costs and otherwise be disruptive to the business environment in which we operate.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of March 31, 2025, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 11.9% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Adoption	February 26, 2025	X		300,000	December 9, 2025
___________________
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Trading arrangement adopted by The Wood Revocable Trust, of which Mr. Wood and his spouse are co-trustees.

Item 6. Exhibits

Incorporation by reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Roku, Inc.	8-K	001-38211	3.1	10/3/2017
3.2	Amended and Restated Bylaws of Roku, Inc.	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2
4.2	Form of Class A common stock certificate	S-1/A	333-220318	4.1	9/18/2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following information from Roku, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
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

Roku, Inc.

Date: May 2, 2025	By:	/s/ Anthony Wood
Anthony Wood
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2025	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)