Form 10-Q
period 2025-06-30
ROKU, INC
filed 2025-08-01
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the registrant had 130,251,569 shares of Class A common stock, $0.0001 par value per share, and 17,079,064 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
Streaming Households: The number of distinct user accounts that have streamed on our platform within the last 30 days of the period.
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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts in this Quarterly Report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “design,” “developing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “seek,” “should,” “will,” “would,” “target,” or the negative of these terms or other similar expressions. We caution you that the foregoing may not encompass all of the forward-looking statements made in this Quarterly Report.
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
•our ability to integrate and realize the anticipated benefits of acquired businesses, products, and technologies;
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
i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,253,276	$2,160,236
Accounts receivable, net of allowances of $52,054 and $72,657 as of June 30, 2025 and December 31, 2024, respectively	628,475	812,510
Inventories	112,695	158,271
Prepaid expenses and other current assets	163,826	103,146
Total current assets	3,158,272	3,234,163
Property and equipment, net	193,765	213,690
Operating lease right-of-use assets	285,516	304,505
Content assets, net	197,416	237,321
Intangible assets, net	64,496	27,501
Goodwill	309,406	161,519
Other non-current assets	73,084	125,234
Total Assets	$4,281,955	$4,303,933
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$165,963	$273,985
Accrued liabilities	818,597	852,799
Deferred revenue, current portion	123,628	105,718
Total current liabilities	1,108,188	1,232,502
Deferred revenue, non-current portion	25,192	25,050
Operating lease liability, non-current portion	481,779	512,706
Other long-term liabilities	76,244	40,938
Total Liabilities	1,691,403	1,811,196
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.0001 par value	15	15
Additional paid-in capital	4,033,004	3,921,432
Accumulated other comprehensive income (loss)	1,434	(1,737)
Accumulated deficit	(1,443,901)	(1,426,973)
Total stockholders’ equity	2,590,552	2,492,737
Total Liabilities and Stockholders’ Equity	$4,281,955	$4,303,933
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenue:
Platform	$975,471	$824,333	$1,856,288	$1,579,268
Devices	135,567	143,846	275,422	270,380
Total net revenue	1,111,038	968,179	2,131,710	1,849,648
Cost of revenue:
Platform	477,795	384,454	894,301	745,020
Devices	135,585	159,025	294,706	291,637
Total cost of revenue	613,380	543,479	1,189,007	1,036,657
Gross profit (loss):
Platform	497,676	439,879	961,987	834,248
Devices	(18)	(15,179)	(19,284)	(21,257)
Total gross profit	497,658	424,700	942,703	812,991
Operating expenses:
Research and development	178,017	175,481	362,596	355,940
Sales and marketing	243,256	221,656	466,949	423,780
General and administrative	99,718	98,806	194,221	176,550
Total operating expenses	520,991	495,943	1,023,766	956,270
Loss from operations	(23,333)	(71,243)	(81,063)	(143,279)
Other income, net:
Interest expense	(460)	—	(893)	—
Other income, net	28,466	28,129	46,115	54,075
Total other income, net	28,006	28,129	45,222	54,075
Income (loss) before income taxes	4,673	(43,114)	(35,841)	(89,204)
Income tax benefit	(5,830)	(9,161)	(18,913)	(4,396)
Net income (loss)	$10,503	$(33,953)	$(16,928)	$(84,808)

Net income (loss) per share — basic and diluted	$0.07	$(0.24)	$(0.12)	$(0.59)

Weighted-average common shares outstanding — basic	146,888	144,339	146,545	144,045
Weighted-average common shares outstanding — diluted	149,675	144,339	146,545	144,045
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$10,503	$(33,953)	$(16,928)	$(84,808)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,190	(483)	3,171	(820)
Comprehensive income (loss)	$12,693	$(34,436)	$(13,757)	$(85,628)
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2025	Shares	Amount
Balance—March 31, 2025	146,657	$15	$3,980,854	$(756)	$(1,454,404)	$2,525,709
Issuance of common stock pursuant to equity incentive plans	1,126	—	511	—	—	511
Stock-based compensation expense	—	—	84,640	—	—	84,640
Shares withheld for taxes related to net share settlement of equity awards	(452)	—	(33,001)	—	—	(33,001)
Foreign currency translation adjustment	—	—	—	2,190	—	2,190
Net income	—	—	—	—	10,503	10,503
Balance—June 30, 2025	147,331	$15	$4,033,004	$1,434	$(1,443,901)	$2,590,552
Six Months Ended June 30, 2025
Balance—December 31, 2024	145,910	$15	$3,921,432	$(1,737)	$(1,426,973)	$2,492,737
Issuance of common stock pursuant to equity incentive plans	2,352	—	2,946	—	—	2,946
Stock-based compensation expense	—	—	180,134	—	—	180,134
Shares withheld for taxes related to net share settlement of equity awards	(931)	—	(71,508)	—	—	(71,508)
Foreign currency translation adjustment	—	—	—	3,171	—	3,171
Net loss	—	—	—	—	(16,928)	(16,928)
Balance—June 30, 2025	147,331	$15	$4,033,004	$1,434	$(1,443,901)	$2,590,552

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2024	Shares	Amount
Balance—March 31, 2024	144,165	$14	$3,704,435	$(178)	$(1,348,442)	$2,355,829
Issuance of common stock pursuant to equity incentive plans	859	—	417	—	—	417
Stock-based compensation expense	—	—	88,396	—	—	88,396
Shares withheld for taxes related to net share settlement of equity awards	(335)	—	(19,417)	—	—	(19,417)
Foreign currency translation adjustment	—	—	—	(483)	—	(483)
Net loss	—	—	—	—	(33,953)	(33,953)
Balance—June 30, 2024	144,689	$14	$3,773,831	$(661)	$(1,382,395)	$2,390,789
Six Months Ended June 30, 2024
Balance—December 31, 2023	143,502	$14	$3,623,747	$159	$(1,297,587)	$2,326,333
Issuance of common stock pursuant to equity incentive plans	1,872	—	8,679	—	—	8,679
Stock-based compensation expense	—	—	183,028	—	—	183,028
Shares withheld for taxes related to net share settlement of equity awards	(685)	—	(41,623)	—	—	(41,623)
Foreign currency translation adjustment	—	—	—	(820)	—	(820)
Net loss	—	—	—	—	(84,808)	(84,808)
Balance—June 30, 2024	144,689	$14	$3,773,831	$(661)	$(1,382,395)	$2,390,789
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(16,928)	$(84,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,073	32,280
Stock-based compensation expense	180,134	183,028
Amortization of right-of-use assets	23,836	23,767
Amortization and write-off of content assets	101,003	108,022
Foreign currency remeasurement (gains) losses	(112)	2,385
Change in fair value of strategic investment in convertible promissory notes	3,100	(3,634)
Change in fair value of contingent consideration	491	—
Impairment of assets	2,870	11,506
Provision for doubtful accounts	1,414	4,344
Other items, net	358	(1,489)
Changes in operating assets and liabilities:
Accounts receivable	189,024	142,463
Inventories	45,576	(4,222)
Prepaid expenses and other current assets	(21,115)	(25,012)
Content assets and liabilities, net	(91,361)	(91,226)
Other non-current assets	5,864	(17,279)
Accounts payable	(114,583)	(108,606)
Accrued liabilities	(48,955)	(66,715)
Operating lease liabilities	(38,523)	(27,751)
Other long-term liabilities	(6,797)	320
Deferred revenue	1,096	(7,284)
Net cash provided by operating activities	248,465	70,089
Cash flows from investing activities:
Purchases of property and equipment	(3,053)	(1,547)
Purchase of business, net of cash acquired	(95,090)	—
Purchase of strategic investments	(7,000)	—
Repayment of convertible promissory note	10,000	—
Net cash used in investing activities	(95,143)	(1,547)
Cash flows from financing activities:
Proceeds from equity issued under incentive plans	2,946	8,679
Taxes paid related to net share settlement of equity awards	(71,508)	(41,623)
Net cash used in financing activities	(68,562)	(32,944)
Net increase in cash, cash equivalents and restricted cash	84,760	35,598
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,877	(4,002)
Cash, cash equivalents and restricted cash—beginning of period	2,160,639	2,066,604
Cash, cash equivalents and restricted cash—end of period	$2,253,276	$2,098,200

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,253,276	$2,058,465
Restricted cash, current	—	39,735
Cash, cash equivalents and restricted cash—end of period	$2,253,276	$2,098,200
Supplemental disclosures of cash flow information:
Cash paid for interest	$347	$61
Cash paid for income taxes	$10,123	$6,702
Supplemental disclosures of non-cash investing and financing activities:
Non-cash contingent consideration for business combination	$65,815	$—
Unpaid portion of property and equipment purchases	$368	$69
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
The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
•the impairment of long-lived assets;
•inventory reserves;
•valuation of consideration transferred, assets acquired, and liabilities assumed in connection with business combinations (see Note 4);
•valuation of strategic investments (see Note 9);
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
Allowance for Sales Returns: Allowance for sales returns consisted of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$5,366	$6,766	$6,427	$7,808
Add: Charged to revenue	4,592	4,966	8,918	8,574
Less: Utilization of sales return reserve	(4,341)	(5,356)	(9,728)	(10,006)
Ending balance	$5,617	$6,376	$5,617	$6,376
Allowance for Sales Incentives: Allowance for sales incentives consisted of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$41,039	$16,520	$63,367	$23,024
Add: Charged to revenue	41,484	32,772	93,134	56,033
Less: Utilization of sales incentive reserve	(40,009)	(22,651)	(113,987)	(52,416)
Ending balance	$42,514	$26,641	$42,514	$26,641
Allowance for Doubtful Accounts: Allowance for doubtful accounts consisted of the following activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$3,080	$1,656	$1,895	$2,213
Provision for doubtful accounts	129	4,351	1,414	4,344
Adjustments for write-off	(553)	(138)	(653)	(688)
Ending balance	$2,656	$5,869	$2,656	$5,869
Customer J accounted for 14% of the Company’s accounts receivable, net balance as of June 30, 2025. Customers J and B accounted for 12% and 10%, respectively, of the Company’s accounts receivable, net balance as of December 31, 2024.

Inventories
The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Provisions are made if the cost of the inventories exceeds their net realizable value. The Company evaluates inventory levels for excess and obsolete products, based on its assessment of future demand and market conditions. The Company recognized an inventory provision of $3.6 million and a recovery of $0.1 million, charged to the Cost of revenue, devices, for the three months ended June 30, 2025 and 2024, respectively, and inventory provisions of $10.4 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the ending inventory reserve was $15.4 million and $28.7 million, respectively.
In addition, the Company records a liability for expected losses on firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers. During the three months ended June 30, 2024, the Company recorded losses on purchase commitments in Cost of revenue, devices of $17.4 million. There were no losses on purchase commitments during the three months ended June 30, 2025. During the six months ended June 30, 2025 and 2024, the Company recorded losses on purchase commitments in Cost of revenue, devices of $0.3 million and $21.3 million during the six months ended June 30, 2025 and 2024, respectively. The associated liabilities related to the anticipated losses on firm purchase commitments were immaterial as of June 30, 2025 and December 31, 2024.
Business Combinations
The Company determines whether a transaction meets the definition of a business combination before applying the acquisition method of accounting to that transaction. The Company recognizes and measures tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. The operating results of acquired businesses are included in the Company’s condensed consolidated statements of operations from their acquisition date. Acquisition-related expenses and certain acquisition restructuring and other related charges are recognized separately from the business combination and are expensed as incurred. Contingent consideration classified as a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in the condensed consolidated statements of operations.
While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to consideration transferred, and to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions throughout the measurement period, recording any adjustments to the Company’s preliminary estimates with a corresponding offset to goodwill as necessary. Upon the conclusion of the measurement period or the final determination of the values of consideration transferred, and assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.
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
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 16.

The contract balances include the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accounts receivable, net	$628,475	$812,510
Contract assets (included in Prepaid expenses and other current assets)	1,739	1,687
Deferred revenue:
Deferred revenue, current portion	123,628	105,718
Deferred revenue, non-current portion	25,192	25,050
Total deferred revenue	$148,820	$130,768
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
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased by $18.1 million during the six months ended June 30, 2025 primarily due to the timing of fulfillment of performance obligations related to advertising arrangements, growth in Premium Subscriptions, and a business combination. See Note 4 for additional details.
Revenue recognized during the three and six months ended June 30, 2025, from amounts included in total deferred revenue as of December 31, 2024, was $15.2 million and $60.2 million, respectively. Revenue recognized during the three and six months ended June 30, 2024, from amounts included in total deferred revenue as of December 31, 2023, was $15.0 million and $82.3 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations exclude contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $1.2 billion as of June 30, 2025, of which the Company expects to recognize approximately 57% over the next 12 months and the remainder thereafter.
Revenue recognized from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts was not significant during the three and six months ended June 30, 2025. The Company recognized $16.2 million and $10.3 million of revenue during the three and six months ended June 30, 2024, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts.
Customer J accounted for 12% of the Company’s total net revenue during the three and six months ended June 30, 2025. The Company did not have any customer that individually accounted for 10% or more of its total net revenue during the three and six months ended June 30, 2024.
4. BUSINESS COMBINATION
On May 9, 2025 (the “Acquisition Date”), the Company acquired all of the outstanding shares of Frndly TV, Inc. (“Frndly”), a subscription streaming service that offers live TV, on-demand video, and cloud-based DVR for an affordable price. The total purchase consideration (the “Purchase Consideration”) was $169.8 million, consisting primarily of cash of $103.6 million and the fair value of contingent consideration of $65.8 million. The acquisition supports the Company’s focus on growing Platform revenue and Roku-billed subscriptions.
The Company will pay contingent consideration of up to $75.0 million in cash upon the achievement of certain performance metrics and milestones over the two years following the Acquisition Date. See Note 9 to the condensed consolidated financial statements for details on the fair value of the contingent consideration.
The Company incurred $3.2 million in acquisition-related expenses and has recorded them in General and administrative expenses in the condensed consolidated statements of operations.
The purchase price allocation below is preliminary in nature. The estimates and assumptions regarding the fair value of contingent consideration, certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as the Company obtains additional information on the facts and circumstances that existed as of the Acquisition Date during the measurement period.

The preliminary allocation of the Purchase Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Fair Values
Assets Acquired
Cash and cash equivalents	$8,481
Accounts receivable	5,610
Prepaid expenses and other assets	432
Operating lease right-of-use asset	640
Intangible assets	46,000
Goodwill	147,887
Total assets acquired	209,050
Liabilities Assumed
Accounts payable	5,986
Accrued liabilities	9,918
Deferred revenue	16,956
Operating lease liability	358
Deferred tax liability	6,031
Total liabilities assumed	39,249
Total Purchase Consideration	$169,801
The excess of the total Purchase Consideration over the tangible assets, intangible assets, and liabilities assumed is recorded as goodwill. Goodwill is primarily attributable to expected synergies and economies of scale expected from combining the operations of Roku and Frndly. The goodwill recorded is not deductible for tax purposes.
The valuation of the intangible assets acquired from Frndly along with their estimated useful lives, is as follows (in thousands, except years):

	Estimated Fair Value	Estimated Weighted-Average Useful Lives (in years)
Customer relationships	$32,000	7.3
Tradename	14,000	5.0
Estimated fair value of acquired intangible assets	$46,000	6.6
The operations of Frndly are included in the Company’s operating results beginning on the Acquisition Date and contributed approximately 1.8 points of growth in Platform revenue in the three months ended June 30, 2025. Historical and pro forma disclosures are not required given the size of Frndly relative to the Company.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the platform segment.
The following table reflects the changes in the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2024	$161,519
Frndly acquisition (see Note 4)	147,887
Balance as of June 30, 2025	$309,406

Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(66,800)	$6,567	5.9
Customer relationships	46,100	(15,589)	30,511	6.3
Tradename	34,400	(9,432)	24,968	7.9
Patents	4,076	(1,626)	2,450	14.0
Total Intangible assets	$157,943	$(93,447)	$64,496	6.7

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(60,896)	$12,471	5.9
Customer relationships	14,100	(14,100)	—	4.0
Tradename	20,400	(7,966)	12,434	9.8
Patents	4,076	(1,480)	2,596	14.0
Total Intangible assets	$111,943	$(84,442)	$27,501	6.7
The Company amortizes the fair value of intangible assets over their estimated useful lives in proportion to the economic benefits received. Amortization expense related to intangible assets was approximately $5.5 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, and $9.0 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively. The Company recorded amortization of developed technology in Cost of revenue, platform, amortization of customer relationships and tradename in Sales and marketing expenses, and amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.
As of June 30, 2025, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2025 (remaining 6 months)	$14,289
2026	14,698
2027	10,507
2028	8,419
2029	7,257
Thereafter	9,326
Total	$64,496

6. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accounts receivable, gross	$680,529	$885,167
Less: Allowances
Allowance for sales returns	5,617	6,427
Allowance for sales incentives	42,514	63,367
Allowance for doubtful accounts	2,656	1,895
Other allowances	1,267	968
Total allowances	52,054	72,657
Accounts receivable, net	$628,475	$812,510
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Computers and equipment	$53,417	$51,741
Leasehold improvements	286,994	286,585
Internal-use software	5,917	5,916
Office equipment and furniture	36,049	35,691
Property and equipment, gross	382,377	379,933
Less: Accumulated depreciation and amortization	(188,612)	(166,243)
Property and equipment, net	$193,765	$213,690
Depreciation and amortization expense for property and equipment assets was approximately $11.4 million and $12.3 million for the three months ended June 30, 2025 and 2024, respectively, and $23.1 million and $25.1 million for the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2024, the Company recorded impairment charges of $0.5 million related to property and equipment associated with the leased office facilities that are part of its restructuring efforts. See Note 17 to the condensed consolidated financial statements for additional details. Impairment charges related to property and equipment during the three and six months ended June 30, 2025 and the three months ended June 30, 2024 were not significant.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Revenue share payable	$267,465	$267,163
Accrued cost of revenue	138,242	149,135
Marketing, retail, and merchandising expenses	80,402	112,001
Operating lease liability, current	85,379	79,221
Content liability, current	51,874	69,710
Other accrued expenses	195,235	175,569
Total Accrued liabilities	$818,597	$852,799

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Platform, current	$93,400	$75,026
Devices, current	30,228	30,692
Total deferred revenue, current	123,628	105,718
Platform, non-current	—	—
Devices, non-current	25,192	25,050
Total deferred revenue, non-current	25,192	25,050
Total Deferred revenue	$148,820	$130,768
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Content liability, non-current	$5,463	$18,453
Other long-term liabilities	19,799	22,485
Contingent consideration, non-current	50,982	$—
Total Other long-term liabilities	$76,244	$40,938
7. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Licensed content, net and advances	$119,661	$152,851
Produced content:
Released, less amortization	66,712	65,990
Completed, not released	17,438	23,267
In production	5,394	7,565
Total produced content, net	89,544	96,822
Total Content assets, net and advances	$209,205	$249,673

Current portion (included in Prepaid expenses and other current assets)	$11,789	$12,352
Non-current portion	$197,416	$237,321
Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Licensed content	$42,517	$37,234	$80,178	$74,235
Produced content	10,442	11,090	20,825	21,980
Total amortization costs	$52,959	$48,324	$101,003	$96,215
During the three and six months ended June 30, 2024, the Company wrote-off $11.8 million of unamortized costs related to produced content assets that were removed from the content library on The Roku Channel. This write-off was not part of the Company’s restructuring efforts. There were no write-offs during the three and six months ended June 30, 2025.

8. STRATEGIC INVESTMENTS
Investment in Convertible Promissory Notes
In June 2022, the Company agreed to provide financing of up to $60.0 million in the aggregate in the form of an investment in the convertible promissory notes of a counterparty with whom the Company has a commercial relationship. The convertible promissory notes accrue interest at 5% per annum. The Company’s investment consisted of four tranches: (i) Tranche 1 and Tranche 2, maturing on June 15, 2025, with a principal amount of $35.0 million and $5.0 million, respectively; (ii) Tranche 3, maturing on March 23, 2026, with a principal amount of $5.0 million; and (iii) Tranche 4, maturing on May 23, 2026, with a principal amount of $5.0 million.
In June 2025, the Company amended the investment agreement, modifying the maturity schedule for Tranche 1. As amended, Tranche 1 is repayable as follows: $5.0 million on June 15, 2025, and three equal installments of $10.0 million each, repayable on December 31, 2025, March 23, 2026, and May 23, 2026, respectively. The maturity terms for Tranches 2, 3, and 4 were not modified by the amendment. Each tranche remains subject to acceleration of repayment upon the occurrence of an event of default. The Company received repayments from the counterparty totaling $10.0 million plus interest, in accordance with the amended repayment schedule for Tranche 1 and for the maturity of Tranche 2.
The convertible promissory notes contain certain redemption features that meet the definition of embedded derivatives and require bifurcation. The Company elected to apply the fair value option and account for the hybrid instrument containing the host contract and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value included in Other income, net in the condensed consolidated statements of operations. The convertible promissory notes and are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets. See Note 9 to the condensed consolidated financial statements for additional details on the fair value of the convertible promissory notes.
Investment in Preferred Stock
In September 2024, the Company invested $20.0 million in cash in exchange for preferred stock in a privately-held company. The Company elected to apply the measurement alternative for equity securities without readily determinable fair values as there are no quoted market prices for the preferred stock. The investment is measured at cost and adjusted to fair value when there is an observable price change from orderly transactions of identical or similar investments, and assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no adjustments recognized in the three and six months ended June 30, 2025. As of June 30, 2025, the carrying value of the Company’s investment was $20.0 million, and is included within Other non-current assets on the condensed consolidated balance sheet.
9. FAIR VALUE DISCLOSURE
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2025
	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,028,385	$1,028,385	$—
Money market funds	1,224,891	1,224,891	—
Other non-current assets:
Strategic investment - convertible promissory notes	40,624	—	40,624
Total assets measured and recorded at fair value	$2,293,900	$2,253,276	$40,624
Liabilities:
Accrued liabilities:
Contingent consideration	$15,324	$—	$15,324
Other long-term liabilities:
Contingent consideration	50,982	—	50,982
Total liabilities measured and recorded at fair value	$66,306	$—	$66,306

	As of December 31, 2024
	Fair Value	Level 1	Level 3
Assets:
Cash and cash equivalents:
Cash	$794,213	$794,213	$—
Money market funds	1,366,023	1,366,023	—
Restricted cash, current	403	403	—
Other non-current assets:
Strategic investment - convertible promissory notes	55,225	—	55,225
Total assets measured and recorded at fair value	$2,215,864	$2,160,639	$55,225
The following table reflects the changes in the fair value of the Company’s convertible promissory notes measured using Level 3 inputs (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$48,941	$54,390	$55,225	$53,816
Change in estimated fair value	3,184	3,060	(3,100)	3,634
Repayment of principal and interest	(11,501)	—	(11,501)	—
Ending balance	$40,624	$57,450	$40,624	$57,450
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
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means. The Company did not have any Level 2 instruments as of June 30, 2025 and December 31, 2024.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of June 30, 2025, the Company measured its strategic investment in convertible promissory notes using Level 3 inputs. The fair value of the strategic investment in convertible promissory notes on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $3.2 million and $3.1 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes during the three months ended June 30, 2025 and 2024, respectively. The Company recorded an unrealized loss of $3.1 million and an unrealized gain of $3.6 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes during the six months ended June 30, 2025 and 2024, respectively.
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
The contingent consideration is related to the Company’s acquisition of Frndly in May 2025 (refer to Note 4). As of the Acquisition Date, the Company measured its contingent consideration using Level 3 inputs. The fair value of the contingent consideration on the acquisition date was determined to be $65.8 million. The contingent consideration will be subsequently remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value included in General and administrative expenses in the condensed consolidated statements of operations. The Company recorded an expense of $0.5 million in General and administrative expenses related to the change in the fair value of the contingent consideration from the Acquisition Date to June 30, 2025.
The Company classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The fair value of the contingent consideration was estimated using a probability weighted discounted cash flow model. Significant assumptions include the probability of achieving certain performance metrics and milestones and the discount rate. The estimated fair value is based upon assumptions believed to be reasonable but which are uncertain and involve significant judgment by management. Favorable or unfavorable changes in expectations of achieving the performance metrics and milestones would result in corresponding increases or decreases in the fair value measurement, while increases or decreases in discount rates would have inverse impacts on the fair value measurement.
Assets and liabilities that are measured at fair value on a non-recurring basis
Non-financial assets such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets, and content assets are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized.
The Company measured the intangible assets acquired from the Frndly acquisition at fair value using Level 3 inputs. The fair value of the customer relationships has been estimated using the multi-period-excess-earnings method. The key valuation assumptions include the Company’s estimates of customer attrition rates, expected future revenue, profit margins, and discount rate. The fair value of the tradename has been estimated using the relief-from-royalty method. The key valuation assumptions include the Company’s estimates of expected future revenue, royalty rate, and discount rate.
During the three months ended June 30, 2024, the Company recorded impairment charges of $10.7 million related to operating lease right-of-use assets associated with the leased office facilities that are part of its restructuring efforts. There were no impairment charges related to operating lease right-of-use assets during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company recorded impairment charges of $2.9 million related to operating lease right-of-use assets associated with the leased office facilities that are part of its restructuring efforts, and during the six months ended June 30, 2024, the Company recorded impairment charges of $11.2 million related to operating lease right-of-use assets and $0.5 million related to property and equipment, both associated with the leased office facilities that are part of its restructuring efforts. See Note 17 to the condensed consolidated financial statements for additional details.
10. LEASES
The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from less than one year to eight years and may include options to extend or terminate the lease. The depreciable life of operating lease right-of-use assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease expense	$18,423	$18,247	$36,220	$36,380
Variable lease expense	5,996	5,231	12,082	10,753
Sublease income	(5,988)	(1,975)	(11,102)	(2,885)
Total operating lease expense	$18,431	$21,503	$37,200	$44,248

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$25,599	$22,466	$50,287	$43,722
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,614	$2,885	$7,874	$2,885
Decrease in operating lease right-of-use assets due to impairment (See Note 17 for details)	$—	$10,656	$2,870	$11,232
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$285,516	$304,505

Operating lease liability, current (included in Accrued liabilities)	85,379	79,221
Operating lease liability, non-current	481,779	512,706
Total operating lease liability	$567,158	$591,927

Weighted-average remaining term for operating leases (in years)	6.5	7.0
Weighted-average discount rate for operating leases	3.99%	3.98%
Future lease payments under operating leases as of June 30, 2025 are as follows (in thousands):

Year Ending December 31,	Operating Leases (2)
2025 (remaining 6 months)	$53,456
2026	106,999
2027	103,872
2028	100,698
2029	97,078
Thereafter	186,828
Total future lease payments	648,931
Less: imputed interest	(78,514)
Less: expected tenant improvement allowance	(3,259)
Total (1)	$567,158
(1) Total lease liabilities include liabilities related to operating lease right-of-use assets which were included in the impairment charges as part of the Company’s restructuring efforts. See Note 17 for additional details.
(2) Non-cancelable sublease proceeds for the fiscal years ending December 31, 2025 (remaining six months), 2026, 2027, 2028, and 2029 of $9.1 million, $18.6 million, $18.8 million, $18.8 million, and $12.0 million, respectively, are not included in the table above.
As of June 30, 2025, the Company had no commitments relating to operating leases that have not yet commenced.

11. DEBT
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
The Company had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of June 30, 2025. As of June 30, 2025, the Company had not borrowed against the Credit Agreement, and the Company was in compliance with all of the covenants of the Credit Agreement.
12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.
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
Common Stock Reserved for Issuance
As of June 30, 2025, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of
June 30, 2025
Common stock awards granted under equity incentive plans	11,737
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Amended and Restated Equity Incentive Plan	40,787
Total reserved shares of common stock	57,613
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
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2024	8,657	$74.80
Awarded	389	74.32
Released	(2,136)	92.44
Forfeited	(710)	73.06
Balance as of June 30, 2025	6,200	$68.89
As of June 30, 2025, the Company had $341.8 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.6 years.
Stock Options
Stock option activity for the six months ended June 30, 2025 is as follows (in thousands, except per share data and years):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,759	$75.24	6.6
Granted	50	76.18	—
Exercised	(215)	13.67	—
Forfeited and expired	(57)	75.18	—
Balance as of June 30, 2025	5,537	$77.53	6.3	$147,998

Options exercisable as of June 30, 2025	4,303	$81.22	5.7	$113,971
As of June 30, 2025, the Company had $38.2 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.6 years.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.

The following table presents the total stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of revenue, platform	$341	$282	$725	$696
Cost of revenue, devices	38	139	108	1,038
Research and development	32,961	33,365	68,819	70,955
Sales and marketing	30,486	31,431	65,272	63,952
General and administrative	20,814	23,179	45,210	46,387
Total stock-based compensation	$84,640	$88,396	$180,134	$183,028
13. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has purchase commitments with various parties to purchase products and services such as licensed intellectual property and content, manufacturing supplier agreements, and data center capacity and other goods and services.
The following table presents details of the aggregate future purchase commitments as of June 30, 2025 (in thousands):

		Years Ended December 31,
	Total	Remaining 2025	2026	2027	2028	2029	Thereafter
Content	$188,517	$78,647	$69,865	$22,577	$11,910	$3,373	$2,145
Manufacturing	170,396	170,396	—	—	—	—	—
Other obligations	146,888	68,498	73,071	5,319	—	—	—
Total commitments	$505,801	$317,541	$142,936	$27,896	$11,910	$3,373	$2,145
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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the three and six months ended June 30, 2025 and 2024, the Company did not have any loss contingencies that were material.
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
14. INCOME TAXES
Income tax benefit was $5.8 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively. Income tax benefit was $18.9 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively.
The decrease in income tax benefit for the three months ended June 30, 2025 as compared to three months ended June 30, 2024 is primarily due to the differences in tax benefit from the release of jurisdictional valuation allowances in each period.
The increase in income tax benefit for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily due to U.S. current income tax benefit expected to be realized during the year from year-to-date losses and the differences in tax benefit from the release of jurisdictional valuation allowances in each period.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of June 30, 2025, the Company analyzed all available objective evidence, both positive and negative, and believes it is more-likely-than-not that some deferred tax assets will not be realizable. Accordingly, the Company continues to provide a valuation allowance against its U.S. deferred tax assets.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income (loss)	$10,503	$(33,953)	$(16,928)	$(84,808)
Denominator:
Weighted-average common shares outstanding — basic	146,888	144,339	146,545	144,045
Dilutive effect of common stock equivalents	2,787	—	—	—
Weighted-average common shares outstanding — diluted	149,675	144,339	146,545	144,045

Net income (loss) per share — basic and diluted	$0.07	$(0.24)	$(0.12)	$(0.59)
Common stock equivalents (comprised of stock options and restricted stock units) excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect were 3.8 million shares and 11.7 million shares for the three and six months ended June 30, 2025, respectively, and 12.1 million shares for each of the three and six months ended June 30, 2024.

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
While not considered significant segment expenses, the Company has separately disclosed content amortization (refer to Note 7) and stock-based compensation expense (refer to Note 12) charged to Cost of revenue, platform. The Company disclosed charges related to the inventory provision and inventory losses on purchase commitments (refer to Note 2) and stock-based compensation expense (refer to Note 12) included within Cost of revenue, devices.
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
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Platform segment revenue:
Customer J	13%	10%	13%	*

Devices segment revenue:
Customer A	18%	19%	18%	21%
Customer B	30%	28%	29%	23%
Customer C	26%	29%	27%	29%
Customer K	*	*	12%	*
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
Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of
	June 30, 2025	December 31, 2024
United States	$371,200	$401,464
United Kingdom	82,611	92,110
Other countries	25,470	24,621
Total	$479,281	$518,195

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
During the six months ended June 30, 2025, the Company recorded restructuring charges associated with decisions to sub-lease and cease the use of certain office facilities, and there were no restructuring charges recorded during the three months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company recorded restructuring charges associated with employee termination expenses consisting primarily of severance payments, employee benefits contributions, payroll taxes and related costs, and impairment charges related to decisions to sub-lease and cease the use of certain office facilities and related property and equipment.
Restructuring charges are recorded as follows (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Facilities Exit Costs	Asset Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Asset Impairment Charges	Total
Cost of revenue, platform	$—	$—	$—	$7	$—	$—	$7
Cost of revenue, devices	—	—	—	—	—	—	—
Research and development	—	—	—	(15)	9	282	276
Sales and marketing	—	—	—	11	—	8,197	8,208
General and administrative	—	—	—	14	1	2,176	2,191
Total restructuring charges	$—	$—	$—	$17	$10	$10,655	$10,682

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Facilities Exit Costs	Asset Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Asset Impairment Charges	Total
Cost of revenue, platform	$—	$—	$—	$(3)	$—	$—	$(3)
Cost of revenue, devices	—	—	—	1	—	5	6
Research and development	194	2,133	2,327	368	46	815	1,229
Sales and marketing	—	175	175	697	2	8,370	9,069
General and administrative	—	562	562	(116)	(23)	2,316	2,177
Total restructuring charges	$194	$2,870	$3,064	$947	$25	$11,506	$12,478
The asset impairment charges for the six months ended June 30, 2025 are primarily comprised of $2.9 million of operating lease right-of-use assets impairment. The asset impairment charges for the three months ended June 30, 2024 are primarily comprised of $10.7 million of operating lease right-of-use assets impairment. The asset impairment charges for the six months ended June 30, 2024 include $11.2 million of operating lease right-of-use assets impairment and $0.5 million of property and equipment impairment, partially offset by $0.3 million of adjustments to other long-term liabilities and assets.
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facilities exit costs, which are included in Accrued liabilities in the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$—	$1,317	$1,317	$2,343	$904	$3,247
Restructuring charges incurred	—	—	—	17	10	27
Payments made	—	(91)	(91)	(2,179)	(75)	(2,254)
Ending balance	$—	$1,226	$1,226	$181	$839	$1,020

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$—	$1,381	$1,381	$12,661	$1,198	$13,859
Restructuring charges incurred	—	194	194	947	25	972
Payments made	—	(349)	(349)	(13,427)	(384)	(13,811)
Ending balance	$—	$1,226	$1,226	$181	$839	$1,020
18. SUBSEQUENT EVENT
On July 4, 2025, the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions, including the extension of key provisions of the Tax Cuts and Jobs Act of 2017, was signed into law in the United States. The Company is evaluating the potential impact of this new legislation.

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
Business Conditions and Macroeconomic Factors
Our business is subject to risks related to the evolving macroeconomic environment, including the effects of increased volatility in financial markets, higher inflation and interest rates, potential economic slowdown or recession, geopolitical developments, changes in economic or government policies, including the unknown impact of tariffs, changing global regulations, and the overall uncertainty surrounding international trade relations. While we intend to remain vigilant in monitoring the impacts of these circumstances on our business and adapt accordingly, the effects of these macroeconomic factors on our business, results of operations, and financial condition remain largely uncertain; however, for the full year 2025, we expect our devices revenue and gross margin to be slightly down, mostly due to tariffs. See Item 1A, Risk Factors, and the Note Regarding Forward Looking Statements elsewhere in this Quarterly Report for additional details.
Key Performance Metrics and Non-GAAP Measures
Since our IPO in 2017, the streaming TV industry has evolved meaningfully, with Americans now spending significantly more TV time streaming than watching cable. Our business has also grown and evolved, and we are now primarily focused on growing Platform revenue and profitability. As a result, and as previously disclosed, starting in the first quarter of 2025, we have updated our Key Performance Metrics (“KPMs”) to better align with these priorities.
The key performance metrics we use to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions are Streaming Hours, Platform Revenue, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and Free Cash Flow.
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

We streamed 35.4 billion and 30.1 billion hours during the three months ended June 30, 2025 and 2024, respectively, reflecting an increase of 17%.
Platform Revenue
We use Platform revenue as a primary metric to measure the performance of our business because it represents our ability to successfully monetize our platform. Platform revenue growth is one of our strategic priorities. Platform revenue was $975.5 million and $824.3 million for the three months ended June 30, 2025 and 2024, respectively.
Adjusted EBITDA (Non-GAAP Measure)
We use Adjusted EBITDA as a primary metric to measure the performance of our business because it represents our ability to successfully manage profitability. Our goal is to grow Adjusted EBITDA over time, driving continued growth in stockholder value.
Adjusted EBITDA is a non-GAAP financial measure. The Adjusted EBITDA reconciliation excludes total other income, net, stock-based compensation expense, depreciation and amortization, restructuring charges, and income tax benefit from the net income (loss) of the period. We believe Adjusted EBITDA is useful as a supplement in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. However, this non-GAAP financial measure has limitations, and should not be considered in isolation or as a substitute for our GAAP financial information, such as GAAP net income (loss). In addition, Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$10,503	$(33,953)	$(16,928)	$(84,808)
Total other income, net	(28,006)	(28,129)	(45,222)	(54,075)
Stock-based compensation	84,640	88,396	180,134	183,028
Depreciation and amortization	16,881	15,807	32,073	32,280
Restructuring charges (1)	—	10,682	3,064	12,478
Income tax benefit	(5,830)	(9,161)	(18,913)	(4,396)
Adjusted EBITDA	$78,188	$43,642	$134,208	$84,507
(1) The restructuring charges for the three months ended June 30, 2025 were not significant, and the restructuring charges for the six months ended June 30, 2025 primarily include asset impairment charges of $2.9 million and facilities exit costs of $0.2 million. Restructuring charges for the three and six months ended June 30, 2024 primarily include asset impairment charges of $10.7 million and $11.5 million, respectively.
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
Our Free Cash Flow was $392.0 million and $317.9 million for the TTM periods ended June 30, 2025 and 2024, respectively.
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

The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$396,421	$332,304
Less: Purchases of property and equipment	(6,567)	(11,850)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,133	(2,537)
Free cash flow (TTM)	$391,987	$317,917
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
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists primarily of income tax expense (benefit) in certain foreign jurisdictions where we conduct business and income tax expense (benefit) in the United States. We have a full valuation allowance against net deferred tax assets in the United States. We expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenue:
Platform	88%	85%	87%	85%
Devices	12%	15%	13%	15%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Platform	43%	40%	42%	40%
Devices	12%	16%	14%	16%
Total cost of revenue	55%	56%	56%	56%
Gross profit (loss):
Platform	45%	45%	45%	45%
Devices	—%	(1)%	(1)%	(1)%
Total gross profit	45%	44%	44%	44%
Operating expenses:
Research and development	16%	18%	17%	19%
Sales and marketing	22%	23%	22%	23%
General and administrative	9%	10%	9%	10%
Total operating expenses	47%	51%	48%	52%
Loss from operations	(2)%	(7)%	(4)%	(8)%
Other income, net:
Interest expense	—%	—%	—%	—%
Other income, net	3%	3%	2%	3%
Total other income, net	3%	3%	2%	3%
Income (loss) before income taxes	1%	(4)%	(2)%	(5)%
Income tax benefit	—%	(1)%	(1)%	—%
Net income (loss)	1%	(3)%	(1)%	(5)%

Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024
Net Revenue

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	Change $	Change %	June 30, 2025	June 30, 2024	Change $	Change %
(in thousands, except percentages)
Platform	$975,471	$824,333	$151,138	18%	$1,856,288	$1,579,268	$277,020	18%
Devices	135,567	143,846	(8,279)	(6)%	275,422	270,380	5,042	2%
Total net revenue	$1,111,038	$968,179	$142,859	15%	$2,131,710	$1,849,648	$282,062	15%
Platform
Platform revenue increased by $151.1 million, or 18%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to higher advertising revenue despite continued weakness in the media and entertainment vertical. Additionally, revenue from streaming services distribution, specifically higher Premium Subscriptions revenue and subscription revenue from the acquisition of Frndly, contributed to the year over year increase in revenue. Frndly contributed approximately 1.8 points of growth in the three months ended June 30, 2025.
Platform revenue increased by $277.0 million, or 18%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to higher revenue from streaming services distribution, specifically higher Premium Subscription revenue and subscription revenue from the acquisition of Frndly. In addition, advertising revenue increased despite continued weakness in the media and entertainment vertical.
Devices
Devices revenue decreased by $8.3 million, or 6%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was primarily due to lower revenue from streaming players. During the three months ended June 30, 2025, the average selling price of all devices shipped increased by 8% and the volume of all devices shipped decreased by 9% as compared to the three months ended June 30, 2024. The increase in average selling price is primarily due to a higher proportion of sales from Roku-branded TVs, which generally sell at higher prices compared to streaming players. The decrease in the volume of devices shipped was mainly due to lower sales of streaming players.
Devices revenue increased by $5.0 million, or 2%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to higher revenue from Roku-branded TVs, partially offset by lower revenue from streaming players. During the six months ended June 30, 2025, the average selling price of all devices shipped increased by 3% and the volume of all devices shipped increased by 1% as compared to the six months ended June 30, 2024. The increase in average selling price was primarily due to a higher proportion of sales from Roku-branded TVs, which generally sell at higher prices compared to streaming players. The increase in the volume of devices shipped was mainly due to higher sales of Roku-branded TVs.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	Change $	Change %	June 30, 2025	June 30, 2024	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$477,795	$384,454	$93,341	24%	$894,301	$745,020	$149,281	20%
Devices	135,585	159,025	(23,440)	(15)%	294,706	291,637	3,069	1%
Total cost of revenue	$613,380	$543,479	$69,901	13%	$1,189,007	$1,036,657	$152,350	15%
Gross profit (loss):
Platform	$497,676	$439,879	$57,797	13%	961,987	834,248	127,739	15%
Devices	(18)	(15,179)	15,161	(100)%	(19,284)	(21,257)	1,973	(9)%
Total gross profit	$497,658	$424,700	$72,958	17%	$942,703	$812,991	$129,712	16%
Platform
The Cost of revenue, platform increased by $93.3 million, or 24%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily driven by higher costs of Premium Subscriptions, acquiring content, and acquiring advertising inventory.
The Cost of revenue, platform increased by $149.3 million, or 20%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily driven by higher costs of Premium Subscriptions, acquiring content, and acquiring advertising inventory.
Gross profit for the platform segment increased by $57.8 million, or 13%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily driven by the overall growth in our platform revenue.
Gross profit for the platform segment increased by $127.7 million, or 15%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by the overall growth in our platform revenue.
Devices
The Cost of revenue, devices decreased by $23.4 million, or 15%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was primarily driven by lower inventory provisions of $13.7 million, and lower manufacturing costs of $7.8 million related to lower input costs on Roku-branded TVs and lower sales of streaming players.
The Cost of revenue, devices increased by $3.1 million, or 1%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily driven by higher freight costs of $10.7 million and higher manufacturing costs of $9.6 million mainly due to a higher proportion of sales from Roku-branded TVs. The increases were partially offset by lower inventory provisions of $11.7 million, and lower royalty costs of $2.1 million.
Gross loss for the devices segment decreased by $15.2 million, or 100%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily driven by lower inventory provisions. We manage the average selling prices of our products to grow our Streaming Households, which we expect should result in increased platform revenue and platform gross profit over time.
Gross loss for the devices segment decreased by $2.0 million, or 9%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by lower inventory provisions, partially offset by a higher proportion of sales from Roku-branded TVs. We manage the average selling prices of our products to grow our Streaming Households, which we expect should result in increased platform revenue and platform gross profit over time.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	Change $	Change %	June 30, 2025	June 30, 2024	Change $	Change %
(in thousands, except percentages)
Research and development	$178,017	$175,481	$2,536	1%	$362,596	$355,940	$6,656	2%
Sales and marketing	243,256	221,656	21,600	10%	466,949	423,780	43,169	10%
General and administrative	99,718	98,806	912	1%	194,221	176,550	17,671	10%
Total operating expenses	$520,991	$495,943	$25,048	5%	$1,023,766	$956,270	$67,496	7%
Research and development
Research and development expenses increased by $2.5 million, or 1%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was driven by higher consulting expenses of $2.5 million.
Research and development expenses increased by $6.7 million, or 2%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily driven by higher consulting expenses of $7.8 million.
Sales and marketing
Sales and marketing expenses increased by $21.6 million, or 10%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily driven by higher marketing, retail, and merchandising expenses of $23.3 million.
Sales and marketing expenses increased by $43.2 million, or 10%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily driven by higher marketing, retail, and merchandising expenses of $34.4 million and higher personnel-related expenses of $11.8 million.
General and administrative
General and administrative expenses increased by $0.9 million, or 1%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily driven by higher legal and consulting expenses of $6.6 million, partially offset by lower bad debt expense of $4.4 million.
General and administrative expenses increased by $17.7 million, or 10%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily driven by higher legal and consulting expenses of $16.7 million.
Other Income, Net

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	Change $	Change %	June 30, 2025	June 30, 2024	Change $	Change %
(in thousands, except percentages)
Interest expense	$(460)	$—	$(460)	nm	$(893)	$—	$(893)	nm
Other income, net	28,466	28,129	$337	1%	46,115	54,075	(7,960)	(15)%
Total other income, net	$28,006	$28,129	$(123)	—%	$45,222	$54,075	$(8,853)	(16)%
Total other income, net decreased by $0.1 million, or less than 1%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was primarily driven by higher interest expense of $0.5 million, partially offset by an increase in other income.
Total other income, net decreased by $8.9 million, or 16%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was primarily driven by a fair value remeasurement loss of $3.1 million on our strategic investment in convertible promissory notes, compared to a gain of $3.6 million during the six months ended June 30, 2024, and higher interest expense of $0.9 million.

Income Tax Benefit

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	Change $	Change %	June 30, 2025	June 30, 2024	Change $	Change %
(in thousands, except percentages)
Income tax benefit	$(5,830)	$(9,161)	$3,331	(36)%	$(18,913)	$(4,396)	$(14,517)	330%
Income tax benefit decreased by $3.3 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to differences in tax benefit from the release of jurisdictional valuation allowances in each period.
Income tax benefit increased by $14.5 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to U.S. current income tax benefit expected to be realized during the year from year-to-date losses and the differences in tax benefit from the release of jurisdictional valuation allowances in each period.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $2,253.3 million. Approximately 5% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations.
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
We have pursued merger and acquisition activities, such as the acquisition of Frndly, and we may pursue additional merger and acquisition activities in the future, including the acquisition of rights to programming and content assets. Though we do not expect to incur expenses for facilities and building related costs at the same level as in the last few fiscal years, we will continue to incur expenses on the maintenance of our facilities and purchases of computer systems, and other property and equipment, in order to support future growth in our business. These activities may materially impact our liquidity and capital resources.
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
Credit Agreement
On September 16, 2024, we entered into a Credit Agreement, by and among the Company, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Credit Agreement”), which provides for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements.
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
We had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of June 30, 2025. As of June 30, 2025, we had not borrowed against the Credit Agreement, and we were in compliance with all of the covenants of the Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$248,465	$70,089
Cash flows used in investing activities	$(95,143)	$(1,547)
Cash flows used in financing activities	$(68,562)	$(32,944)
Cash Flows from Operating Activities
Our operating activities provided cash of $248.5 million for the six months ended June 30, 2025. Our net loss of $16.9 million for the six months ended June 30, 2025 was adjusted by non-cash charges of $345.2 million composed primarily of stock-based compensation, amortization of content assets, depreciation and amortization of property and equipment and intangible assets, amortization of operating lease right-of-use assets, fair value change of strategic investment in convertible promissory notes, and impairment of assets as part of restructuring charges. The negative impact from changes in our operating assets and liabilities of $79.8 million was primarily due to decreases in accounts payable and accrued liabilities due to timing of payments, payments made to acquire content, and payments made for operating lease liabilities and other longer-term liabilities, as well as an increase in prepaid expenses and other current assets. This was partially offset by a decrease in accounts receivable, a decrease in inventories, a decrease in other non-current assets, and an increase in deferred revenue.
Cash Flows from Investing Activities
Net cash used in investing activities of $95.1 million for the six months ended June 30, 2025 included purchases of property and equipment of $3.1 million, a purchase of business, net of cash acquired of $95.1 million, and a purchase of a strategic investment of $7.0 million, partially offset by a repayment received from an investment of $10.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $68.6 million for the six months ended June 30, 2025 was primarily due to tax payments of $71.5 million to net settle equity awards vested during the period, partially offset by proceeds from employee stock option exercises.
Material Cash Requirements from Known Contractual Obligations
For a description of our purchase obligations and operating lease obligations, refer to Note 10 and Note 13 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, respectively.
Critical Accounting Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. These estimates and assumptions are based on historical experience, current trends, and other factors that we believe to be reasonable at the time our condensed consolidated financial statements are prepared. We evaluate our estimates and assumptions on an ongoing basis. Except for the accounting policy related to Business Combinations, as discussed below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report.
Business Combinations
We recognize, separately from goodwill, identifiable assets and liabilities acquired in a business combination at fair value on the date of acquisition. We use our best estimates and assumptions to determine the fair value of contingent consideration, and tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date. Critical estimates in valuing contingent consideration include the probability of achieving certain performance metrics and milestones, and the discount rate. Critical estimates in valuing intangible assets include, but are not limited to, the amount and timing of projected cash flows, customer attrition rates, royalty rates, and discount rates. We estimate the useful lives of intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points on our cash and cash equivalents balance would increase or decrease our interest income by approximately $22.5 million.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have not entered into any derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, but we may do so in the future.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
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
•the impact of our stock repurchase program;
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

Risks Related to Our Business and Industry
If we fail to differentiate our streaming platform and compete successfully with our competitors, it will be difficult for us to attract and retain users and our business will be adversely impacted.*
The TV streaming industry—including the sale of TV streaming devices as well as the sale of advertising on TV streaming platforms—is highly competitive and global. Our success depends in part on user acquisition and retention and the effective monetization of our streaming platform. To attract and retain users, we must respond efficiently to changes in user tastes and preferences and offer our users access to the content they demand on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content partners, and advertisers. We also must effectively support popular sources of streaming content that are available on our platform, such as Amazon Prime Video, Disney+, Hulu, Max, Netflix, and YouTube. And we must respond rapidly to actual and anticipated market trends in the TV streaming industry.
Large companies such as Amazon, Apple, and Google offer TV streaming devices that compete with Roku streaming devices and those of our licensed Roku TV partners and the Roku TV OS. Google licenses its Android operating system software for integration into smart TVs, including those of certain of our existing TV partners, and service provider set-top boxes, and Amazon licenses its operating system software for integration into smart TVs and sells Amazon-branded smart TVs. We also face increased competition from Walmart (which makes and sells Onn. branded streaming products, including co-branded Roku TV models), in light of Walmart’s acquisition of Vizio (which makes and sells smart TVs with a proprietary operating system). These companies have greater financial resources than we do and can subsidize the cost of their streaming devices or licensing arrangements to promote their other products and services, which could make it harder for us to acquire new users, retain existing users, increase Streaming Hours, and monetize our streaming platform. These competitors could also implement standards or technology that are not compatible with our products or that provide a better streaming experience and have greater resources to more aggressively promote their brands through advertising than we do.
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
To remain competitive and maintain our position as a leading TV streaming platform, we need to continuously invest in our platform, product development, marketing, service and support, and device distribution infrastructure. In addition, evolving TV standards and unknown future developments may require further investments in the development of Roku streaming devices, our streaming platform, and our other products. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, sales, marketing, and other resources than us, which provide them with advantages in developing, marketing, or servicing new products and offerings. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion, sales, and distribution of their products or their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Sustained competition could reduce our sales volume, revenue, and operating margins, increase our operating costs, harm our competitive position, and otherwise harm our business.
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
We depend on a small number of content partners for nearly half of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the three months ended June 30, 2025, the top three streaming services (excluding The Roku Channel) represented nearly half of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, user base, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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
If our content partners do not participate in new features that we may introduce from time to time or choose to develop their apps on alternative streaming platforms, our business may be harmed.
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
We may be reliant on certain retailers or distributors. Amazon, Best Buy, Target, and Walmart in total accounted for 83% of our devices revenue for each of the three months ended June 30, 2025 and 2024. Furthermore, our licensed Roku TV partners may be reliant on the same or other retailers and distributors for a significant portion of their unit sales of Roku TV models. If one or several retailers or distributors were to discontinue selling our or licensed Roku TV partners’ products, choose not to prominently display those products in their stores or on their websites, or close or severely limit access to their brick and mortar locations, the volume of our or our licensed Roku TV partners’ products sold could decrease, which would harm our business. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
In addition, if any of our existing licensed Roku TV partners choose to work exclusively with, or divert a significant portion of their business with us, to other operating system developers, this may adversely impact our ability to continue to license the Roku TV OS and our smart TV reference design to TV brands and to grow our user base and monetize the Roku TV OS. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines, stronger brand identity, and greater marketing resources, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, one of our online retailers, Amazon, sells its own competitive streaming devices, smart TVs, and smart home devices, is able to market and promote these products more prominently on its website, and could refuse to offer or promote our products on its website. We also face increased competition with Walmart (which currently makes and sells Onn. branded streaming products, including co-branded Roku TV models), in light of Walmart’s acquisition of Vizio (which also makes and sells smart TVs with a proprietary operating system). See also “—If our efforts to build a strong brand and maintain customer satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our business may be harmed” and “—If we fail to differentiate our streaming platform and compete successfully with our competitors, it will be difficult for us to attract and retain users and our business will be adversely impacted.” Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, could require us to increase our marketing or other expenditures to maintain our product visibility or could result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, is critical to our revenue growth, and if we are unable to effectively sell our products during these periods, our business would be harmed.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain quarters, we may incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain quarters, we may not be able to achieve profitability again in the near term or at all. As of June 30, 2025, we had an accumulated deficit of $1,443.9 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to achieve profitability again. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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

Our gross margins vary across our devices and platform offerings. Our devices segment experienced negative gross margin for the three months ended June 30, 2025, and our platform segment experienced positive gross margin for the three months ended June 30, 2025. Gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations (including due to the impact of tariffs or other trade restrictions).
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
We have previously undertaken restructuring plans to adjust our investment priorities and manage our operating expenses, and we may do so again in the future. We have incurred, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives, and there can be no assurance that any restructuring plans and initiatives will be successful. Any restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 17 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
We may pursue acquisitions involving a number of risks, which could harm our business if not successfully addressed.*
We have acquired, and may in the future acquire, businesses, products, or technologies to expand our offerings and capabilities, user base, and business. For example, in May 2025, we acquired Frndly TV, Inc., a subscription streaming service that offers live TV, on-demand video and cloud-based DVR for an affordable price, to support our focus on growing Platform revenue and Roku-billed subscriptions. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations, and any anticipated benefits from an acquisition may never materialize.

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
Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
On September 16, 2024, we entered into a credit agreement (the “Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Agent”), providing for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements. As of June 30, 2025, we had not borrowed against the Credit Agreement.
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
As of June 30, 2025, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, fail to make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If any future outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.
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
Tariffs and other trade barriers or restrictions could increase our costs, as well as the costs of our contract manufacturers and our licensed Roku TV partners, and decrease our devices gross margins. For example, for the full year 2025, we expect our devices revenue and gross margin to be slightly down, mostly due to tariffs. See also “—Changes in U.S. or foreign trade policies, geopolitical conditions, general economic conditions, and other factors beyond our control may adversely impact our business and operating results.” Our business is dependent on consumer discretionary spending and advertising spending, both of which are susceptible to changes in macroeconomic conditions and uncertainties. Sustained inflation, an economic downturn, the impact of tariffs, or even the public perception that changes to the cost of buying goods are imminent or could occur in the future, have in the past resulted, and may in the future result, in fewer consumer purchases of our products or the products of our licensed Roku TV partners and reduced advertising spending. At times, advertising budgets in a variety of industries have been pressured by factors such as inflation, rising interest rates, and market uncertainty, which has led to reduced advertiser spending and adversely affected our platform revenue. Any pullback in consumer discretionary spending or advertising spending could adversely affect our future operating results.
The extent to which macroeconomic uncertainties may impact our operational and financial performance is largely uncertain and will depend on many factors outside our control. These direct and indirect impacts may negatively affect our business and operating results.
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
If our streaming platform were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver streaming content, including advertising, to our users would be impaired. Disruptions in the operations of our contract manufacturers, suppliers, or licensed Roku TV partners as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our products or the products of our licensed Roku TV partners, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a natural disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.
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
The size, complexity, accessibility, and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems vulnerable to unintentional or malicious, internal, and external threats. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for threat actors. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter new markets. Vulnerabilities can be, and have been, exploited from inadvertent or intentional actions of our employees, third-party vendors, or business partners, or by malicious third parties. Open-source software, which may be incorporated into our systems or products, inherently presents a large attack surface and may contain vulnerabilities of which we are not aware and which we cannot control or fully mitigate. Moreover, AI technologies may be used to implement certain cybersecurity attacks or to increase their intensity, which may further increase risk. While we have processes in place to mitigate the risks related to these vulnerabilities, these measures may not be adequately designed or implemented to ensure that our operations are not disrupted, our reputation is not harmed, or that we will not be impacted by ransomware, cybersecurity attacks, or other vulnerabilities in the future. For example, despite our efforts to secure our information technology systems and the data contained in those systems, we and our third-party vendors and business partners have experienced, and remain vulnerable to, data security incidents, including ransomware, phishing attacks, bot attacks, credential stuffing attacks, improper employee access of confidential data, and inadvertent employee disclosure of confidential data. There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe that we have experienced a data security incident that we have not discovered, we note that attackers continue to advance the ways they conceal their unauthorized access to systems.
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
We and our service providers and partners collect, process, transmit, disclose, and store personal information, which creates legal obligations and exposes us to potential liability.*
We and our service providers and partners collect, process, transmit, disclose, and store personal information of individuals. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, processing, retention, protection, disclosure, cross-border transfer, localization, and storage of such personal information. These regulatory requirements are evolving, and data privacy compliance is an area of increasing scrutiny for privacy and consumer rights groups and government bodies. For example, in addition to the EU General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation, and Brazil’s Lei Geral de Proteção de Dados, numerous U.S. states have enacted broad-based privacy and data protection legislation.
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

If we fail to comply with the laws and regulations relating to the payment of income taxes and the collection of indirect taxes, we could be exposed to unexpected costs, expenses, penalties, and fees, which could harm our business.*
We are subject to requirements to deduct or withhold income taxes on revenue sourced in various jurisdictions, pay income taxes on profits earned by any permanent establishment (or similar enterprise) of ours that carries on business in various jurisdictions, and collect indirect taxes from our sales in various jurisdictions. The laws and regulations governing the withholding and payment of income taxes and the collection of indirect taxes are numerous, complex, evolving, and vary by jurisdiction. A successful assertion by one or more jurisdictions that we were required to withhold or pay income taxes or collect indirect taxes where we did not could result in substantial tax liabilities, fees, and expenses, including substantial interest and penalty charges, which could harm our business.
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
Changes to U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on U.S. and foreign earnings. Such changes could have an adverse impact on our effective tax rate, income tax expense (benefit), and cash flows. For example, on July 4, 2025, the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions, including the extension of key provisions of the Tax Cuts and Jobs Act of 2017, was signed into law in the United States. We are evaluating the potential impact of this new legislation.
In addition, both tax policy and tax administration are becoming multilateral. This multilateralism and collaboration among taxing authorities (including the U.S. and many foreign jurisdictions in which we operate) has resulted in proposed new tax measures specifically targeting online commerce, digital advertising and services, streaming services, and the remote sale of goods and services. Some of these measures (such as a global corporate minimum tax) require adoption of local legislation consistent with the agreed to multilateral framework. Other measures (such as digital services taxes) have already been implemented but may terminate upon the adoption of multilateral tax rules.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of June 30, 2025, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 11.8% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
We cannot guarantee that our stock repurchase program will be fully consummated or that it will preserve or enhance long-term stockholder value.*
Although our Board has authorized a stock repurchase program, the program does not require us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock and may be modified, suspended, or terminated at any time. We cannot guarantee that the program will be fully consummated or that it will preserve or enhance long-term stockholder value. The program could also affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination or change of this program may result in a decrease in the trading price of our Class A common stock. In addition, any repurchases made under this program will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic transactions, and other general corporate requirements.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2025, no officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following information from Roku, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
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

Roku, Inc.

Date: August 1, 2025	By:	/s/ Anthony Wood
Anthony Wood
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 1, 2025	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date: August 1, 2025	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)