Form 10-Q
period 2025-09-30
ROKU, INC
filed 2025-10-31
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2025, the registrant had 130,797,707 shares of Class A common stock, $0.0001 par value per share, and 16,954,064 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
The Roku Channel: A Roku owned and operated streaming service. The Roku Channel aggregates three types of content—AVOD, FAST, and Premium Subscriptions—within The Roku Channel app and through viewing experiences integrated throughout the Roku platform (e.g., Live TV on the Roku Home Screen Menu).
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
•our ability to repurchase shares of our common stock;
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
i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,575,491	$2,160,236
Short-term investments	726,875	—
Accounts receivable, net of allowances of $60,345 and $72,657 as of September 30, 2025 and December 31, 2024, respectively	745,405	812,510
Inventories	140,682	158,271
Prepaid expenses and other current assets	140,239	103,146
Total current assets	3,328,692	3,234,163
Property and equipment, net	182,809	213,690
Operating lease right-of-use assets	272,877	304,505
Content assets, net	175,126	237,321
Intangible assets, net	56,540	27,501
Goodwill	309,406	161,519
Other non-current assets	71,835	125,234
Total Assets	$4,397,285	$4,303,933
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$159,455	$273,985
Accrued liabilities	933,717	852,799
Deferred revenue, current portion	122,309	105,718
Total current liabilities	1,215,481	1,232,502
Deferred revenue, non-current portion	28,046	25,050
Operating lease liability, non-current portion	457,405	512,706
Other long-term liabilities	71,267	40,938
Total Liabilities	1,772,199	1,811,196
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.0001 par value	15	15
Additional paid-in capital	4,092,846	3,921,432
Accumulated other comprehensive income (loss)	1,314	(1,737)
Accumulated deficit	(1,469,089)	(1,426,973)
Total stockholders’ equity	2,625,086	2,492,737
Total Liabilities and Stockholders’ Equity	$4,397,285	$4,303,933
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenue:
Platform	$1,064,644	$908,175	$2,920,932	$2,487,443
Devices	145,994	154,028	421,416	424,408
Total net revenue	1,210,638	1,062,203	3,342,348	2,911,851
Cost of revenue:
Platform	516,869	416,396	1,411,170	1,161,416
Devices	168,870	165,732	463,576	457,369
Total cost of revenue	685,739	582,128	1,874,746	1,618,785
Gross profit (loss):
Platform	547,775	491,779	1,509,762	1,326,027
Devices	(22,876)	(11,704)	(42,160)	(32,961)
Total gross profit	524,899	480,075	1,467,602	1,293,066
Operating expenses:
Research and development	182,235	178,798	544,831	534,738
Sales and marketing	242,077	237,047	709,026	660,827
General and administrative	91,121	99,993	285,342	276,543
Total operating expenses	515,433	515,838	1,539,199	1,472,108
Income (loss) from operations	9,466	(35,763)	(71,597)	(179,042)
Other income, net:
Interest expense	(455)	—	(1,348)	—
Other income, net	29,019	30,880	75,134	84,955
Total other income, net	28,564	30,880	73,786	84,955
Income (loss) before income taxes	38,030	(4,883)	2,189	(94,087)
Income tax expense (benefit)	13,218	4,147	(5,695)	(249)
Net income (loss)	$24,812	$(9,030)	$7,884	$(93,838)

Net income (loss) per share — basic	$0.17	$(0.06)	$0.05	$(0.65)
Net income (loss) per share — diluted	$0.16	$(0.06)	$0.05	$(0.65)

Weighted-average common shares outstanding — basic	147,466	144,862	146,855	144,319
Weighted-average common shares outstanding — diluted	151,580	144,862	150,449	144,319
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$24,812	$(9,030)	$7,884	$(93,838)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(120)	614	3,051	(206)
Comprehensive income (loss)	$24,692	$(8,416)	$10,935	$(94,044)
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2025	Shares	Amount
Balance—June 30, 2025	147,331	$15	$4,033,004	$1,434	$(1,443,901)	$2,590,552
Issuance of common stock pursuant to equity incentive plans	1,443	—	15,374	—	—	15,374
Stock-based compensation expense	—	—	88,031	—	—	88,031
Shares withheld for taxes related to net share settlement of equity awards	(455)	—	(43,563)	—	—	(43,563)
Repurchases and retirement of common stock	(568)	—	—	—	(50,000)	(50,000)
Foreign currency translation adjustment	—	—	—	(120)	—	(120)
Net income	—	—	—	—	24,812	24,812
Balance—September 30, 2025	147,751	$15	$4,092,846	$1,314	$(1,469,089)	$2,625,086
Nine Months Ended September 30, 2025
Balance—December 31, 2024	145,910	$15	$3,921,432	$(1,737)	$(1,426,973)	$2,492,737
Issuance of common stock pursuant to equity incentive plans	3,795	—	18,320	—	—	18,320
Stock-based compensation expense	—	—	268,165	—	—	268,165
Shares withheld for taxes related to net share settlement of equity awards	(1,386)	—	(115,071)	—	—	(115,071)
Repurchases and retirement of common stock	(568)	—	—	—	(50,000)	(50,000)
Foreign currency translation adjustment	—	—	—	3,051	—	3,051
Net income	—	—	—	—	7,884	7,884
Balance—September 30, 2025	147,751	$15	$4,092,846	$1,314	$(1,469,089)	$2,625,086

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2024	Shares	Amount
Balance—June 30, 2024	144,689	$14	$3,773,831	$(661)	$(1,382,395)	$2,390,789
Issuance of common stock pursuant to equity incentive plans	852	1	301	—	—	302
Stock-based compensation expense	—	—	100,096	—	—	100,096
Shares withheld for taxes related to net share settlement of equity awards	(342)	—	(22,261)	—	—	(22,261)
Foreign currency translation adjustment	—	—	—	614	—	614
Net loss	—	—	—	—	(9,030)	(9,030)
Balance—September 30, 2024	145,199	$15	$3,851,967	$(47)	$(1,391,425)	$2,460,510
Nine Months Ended September 30, 2024
Balance—December 31, 2023	143,502	$14	$3,623,747	$159	$(1,297,587)	$2,326,333
Issuance of common stock pursuant to equity incentive plans	2,724	1	8,980	—	—	8,981
Stock-based compensation expense	—	—	283,124	—	—	283,124
Shares withheld for taxes related to net share settlement of equity awards	(1,027)	—	(63,884)	—	—	(63,884)
Foreign currency translation adjustment	—	—	—	(206)	—	(206)
Net loss	—	—	—	—	(93,838)	(93,838)
Balance—September 30, 2024	145,199	$15	$3,851,967	$(47)	$(1,391,425)	$2,460,510
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$7,884	$(93,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,514	47,629
Stock-based compensation expense	268,165	283,124
Amortization of right-of-use assets	36,231	35,674
Amortization and write-off of content assets	153,608	158,892
Foreign currency remeasurement losses	196	674
Change in fair value of strategic investment in convertible promissory notes	324	(6,978)
Change in fair value of contingent consideration	1,394	—
Impairment of assets	2,870	29,118
Provision for doubtful accounts	2,252	2,081
Other items, net	(1,952)	(2,224)
Changes in operating assets and liabilities:
Accounts receivable	71,033	83,828
Inventories	17,589	(99,084)
Prepaid expenses and other current assets	(1,041)	(40,952)
Content assets and liabilities, net	(123,461)	(141,345)
Other non-current assets	6,859	(19,996)
Accounts payable	(120,826)	(57,937)
Accrued liabilities	75,615	14,044
Operating lease liabilities	(60,338)	(45,766)
Other long-term liabilities	(7,456)	1,866
Deferred revenue	(4,392)	(10,057)
Net cash provided by operating activities	376,068	138,753
Cash flows from investing activities:
Purchases of property and equipment	(4,189)	(2,603)
Purchase of business, net of cash acquired	(95,090)	—
Purchases of strategic investments	(7,000)	(20,000)
Purchases of short-term investments	(725,000)	—
Repayment of convertible promissory note	10,000	—
Net cash used in investing activities	(821,279)	(22,603)
Cash flows from financing activities:
Issuance costs related to credit agreement	—	(1,829)
Proceeds from equity issued under incentive plans	18,320	8,981
Taxes paid related to net share settlement of equity awards	(115,071)	(63,884)
Repurchases of common stock	(50,000)	—
Net cash used in financing activities	(146,751)	(56,732)
Net increase (decrease) in cash, cash equivalents and restricted cash	(591,962)	59,418
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,814	2,774
Cash, cash equivalents and restricted cash—beginning of period	2,160,639	2,066,604
Cash, cash equivalents and restricted cash—end of period	$1,575,491	$2,128,796

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,575,491	$2,126,974
Restricted cash, current	—	1,822
Cash, cash equivalents and restricted cash—end of period	$1,575,491	$2,128,796
Supplemental disclosures of cash flow information:
Cash paid for interest	$693	$106
Cash paid for income taxes	$12,523	$13,235
Supplemental disclosures of non-cash investing and financing activities:
Non-cash contingent consideration for business combination	$65,815	$—
Unpaid portion of property and equipment purchases	$71	$169
See accompanying Notes to Condensed Consolidated Financial Statements.

ROKU, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company operates in two reportable segments and generates platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into the Company’s user interface, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, the sale of owned and operated subscription services, and the sale of branded app buttons on remote controls). The Company generates devices revenue from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories.
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
The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
Short-term Investments
Short-term investments consist of time deposits that are carried at cost plus accrued interest, which approximates fair value, and have original maturities of greater than three months at the date of purchase. Interest is recorded as income when earned.
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
Allowance for Sales Returns: Allowance for sales returns consisted of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$5,617	$6,376	$6,427	$7,808
Add: Charged to revenue	2,657	3,733	11,575	12,307
Less: Utilization of sales return reserve	(4,145)	(4,039)	(13,873)	(14,045)
Ending balance	$4,129	$6,070	$4,129	$6,070
Allowance for Sales Incentives: Allowance for sales incentives consisted of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$42,514	$26,641	$63,367	$23,024
Add: Charged to revenue	50,187	37,622	143,321	93,655
Less: Utilization of sales incentive reserve	(41,117)	(36,292)	(155,104)	(88,708)
Ending balance	$51,584	$27,971	$51,584	$27,971
Allowance for Doubtful Accounts: Allowance for doubtful accounts consisted of the following activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$2,656	$5,869	$1,895	$2,213
Provision for (recoveries of) doubtful accounts	838	(2,263)	2,252	2,081
Adjustments for write-off	(21)	(323)	(674)	(1,011)
Ending balance	$3,473	$3,283	$3,473	$3,283
Customers J and L accounted for 13% and 10%, respectively, of the Company’s accounts receivable, net balance as of September 30, 2025. Customers J and B accounted for 12% and 10%, respectively, of the Company’s accounts receivable, net balance as of December 31, 2024.

Inventories
The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Provisions are made if the cost of the inventories exceeds their net realizable value. The Company evaluates inventory levels for excess and obsolete products, based on its assessment of future demand and market conditions. During the three months ended September 30, 2025, the Company recognized an inventory provision of $17.0 million charged to Cost of revenue, devices. The inventory provision was not significant for the three months ended September 30, 2024. During the nine months ended September 30, 2025 and 2024, the Company recognized inventory provisions of $27.4 million and $1.2 million, respectively, charged to Cost of revenue, devices. As of September 30, 2025 and December 31, 2024, the ending inventory reserve was $19.3 million and $28.7 million, respectively.
In addition, the Company records a liability for expected losses on firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers. During the three months ended September 30, 2025 and 2024, the Company recorded losses on purchase commitments in Cost of revenue, devices of $0.4 million and $10.4 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded losses on purchase commitments in Cost of revenue, devices of $0.7 million and $31.7 million, respectively. The associated liabilities related to the anticipated losses on firm purchase commitments were immaterial as of September 30, 2025 and December 31, 2024.
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
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years on a retrospective, modified, or prospective basis. The Company is currently in the process of evaluating the effects of the new guidance.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years on a prospective basis. The Company is currently in the process of evaluating the effects of the new guidance.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories in the notes to the financial statements on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 on a retrospective or prospective basis. The Company is currently in the process of evaluating the effects of the new guidance.
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
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 16.
The contract balances include the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accounts receivable, net	$745,405	$812,510
Contract assets (included in Prepaid expenses and other current assets)	1,593	1,687
Deferred revenue:
Deferred revenue, current portion	122,309	105,718
Deferred revenue, non-current portion	28,046	25,050
Total deferred revenue	$150,355	$130,768
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
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased by $19.6 million during the nine months ended September 30, 2025 primarily due to the timing of fulfillment of performance obligations related to advertising arrangements, growth in Premium Subscriptions, and a business combination. See Note 4 for additional details.
Revenue recognized during the three and nine months ended September 30, 2025, from amounts included in total deferred revenue as of December 31, 2024, was $13.9 million and $74.1 million, respectively. Revenue recognized during the three and nine months ended September 30, 2024, from amounts included in total deferred revenue as of December 31, 2023, was $10.5 million and $92.8 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations exclude contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $1.1 billion as of September 30, 2025, of which the Company expects to recognize approximately 54% over the next 12 months and the remainder thereafter.
Revenue recognized from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts was not significant during the three and nine months ended September 30, 2025. The Company recognized $12.0 million and $15.8 million of revenue during the three and nine months ended September 30, 2024, respectively, from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts.
Customer J accounted for 11% of the Company’s total net revenue during the three and nine months ended September 30, 2025, and 11% of the Company’s total net revenue during the three months ended September 30, 2024. The Company did not have any customer that individually accounted for 10% or more of its total net revenue during the nine months ended September 30, 2024.
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

The Company incurred $3.5 million in acquisition-related expenses and has recorded them in General and administrative expenses in the condensed consolidated statements of operations.
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
The preliminary allocation of the Purchase Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values at the Acquisition Date and is as follows (in thousands):

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
The valuation of the intangible assets acquired from Frndly along with their estimated useful lives at the Acquisition Date, is as follows (in thousands, except years):

	Estimated Fair Value	Estimated Weighted-Average Useful Lives (in years)
Customer relationships	$32,000	7.3
Tradename	14,000	5.0
Estimated fair value of acquired intangible assets	$46,000	6.6
The operations of Frndly are included in the Company’s operating results beginning on the Acquisition Date. Historical and pro forma disclosures are not required given the size of Frndly relative to the Company.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the platform segment.
The following table reflects the changes in the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2024	$161,519
Frndly acquisition (see Note 4)	147,887
Balance as of September 30, 2025	$309,406
Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(69,753)	$3,614	5.9
Customer relationships	46,100	(19,320)	26,780	6.3
Tradename	34,400	(10,632)	23,768	7.9
Patents	4,076	(1,698)	2,378	14.0
Total Intangible assets	$157,943	$(101,403)	$56,540	6.7

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(60,896)	$12,471	5.9
Customer relationships	14,100	(14,100)	—	4.0
Tradename	20,400	(7,966)	12,434	9.8
Patents	4,076	(1,480)	2,596	14.0
Total Intangible assets	$111,943	$(84,442)	$27,501	6.7
The Company amortizes the fair value of intangible assets over their estimated useful lives in proportion to the economic benefits received. Amortization expense related to intangible assets was approximately $8.0 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and $17.0 million and $10.7 million for the nine months ended September 30, 2025 and 2024, respectively. The Company recorded amortization of developed technology in Cost of revenue, platform, amortization of customer relationships and tradename in Sales and marketing expenses, and amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.
As of September 30, 2025, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2025 (remaining 3 months)	$6,333
2026	14,698
2027	10,507
2028	8,419
2029	7,257
Thereafter	9,326
Total	$56,540

6. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accounts receivable, gross	$805,750	$885,167
Less: Allowances
Allowance for sales returns	4,129	6,427
Allowance for sales incentives	51,584	63,367
Allowance for doubtful accounts	3,473	1,895
Other allowances	1,159	968
Total allowances	60,345	72,657
Accounts receivable, net	$745,405	$812,510
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Computers and equipment	$51,996	$51,741
Leasehold improvements	287,245	286,585
Internal-use software	5,916	5,916
Office equipment and furniture	36,414	35,691
Property and equipment, gross	381,571	379,933
Less: Accumulated depreciation and amortization	(198,762)	(166,243)
Property and equipment, net	$182,809	$213,690
Depreciation and amortization expense for property and equipment assets was approximately $11.5 million and $11.8 million for the three months ended September 30, 2025 and 2024, respectively, and $34.6 million and $36.9 million for the nine months ended September 30, 2025 and 2024, respectively.
During the three and nine months ended September 30, 2024, the Company recorded impairment charges of $6.5 million and $7.0 million, respectively, related to property and equipment associated with the leased office facilities that are part of its restructuring efforts. See Note 17 to the condensed consolidated financial statements for additional details. There were no impairment charges related to property and equipment during the three and nine months ended September 30, 2025.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Revenue share payable	$280,845	$267,163
Accrued cost of revenue	156,999	149,135
Marketing, retail, and merchandising expenses	104,992	112,001
Operating lease liability, current	86,379	79,221
Content liability, current	45,778	69,710
Other accrued expenses	258,724	175,569
Total Accrued liabilities	$933,717	$852,799

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Platform, current	$91,890	$75,026
Devices, current	30,419	30,692
Total deferred revenue, current	122,309	105,718
Platform, non-current	2,560	—
Devices, non-current	25,486	25,050
Total deferred revenue, non-current	28,046	25,050
Total Deferred revenue	$150,355	$130,768
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Content liability, non-current	$4,202	$18,453
Other long-term liabilities	15,392	22,485
Contingent consideration, non-current	51,673	—
Total Other long-term liabilities	$71,267	$40,938
7. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Licensed content, net and advances	$100,905	$152,851
Produced content:
Released, less amortization	66,830	65,990
Completed, not released	7,924	23,267
In production	5,684	7,565
Total produced content, net	80,438	96,822
Total Content assets, net and advances	$181,343	$249,673

Current portion (included in Prepaid expenses and other current assets)	$6,217	$12,352
Non-current portion	$175,126	$237,321
Amortization of content assets is included in Cost of revenue, platform in the condensed consolidated statements of operations and is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Licensed content	$39,590	$40,744	$119,768	$114,979
Produced content	10,240	10,126	31,065	32,106
Total amortization costs	$49,830	$50,870	$150,833	$147,085
During the three and nine months ended September 30, 2025, the Company wrote off $2.8 million of unamortized costs related to produced content assets that were removed from the content library of the Roku Channel. There were no write-offs during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company wrote-off $11.8 million of unamortized costs related to produced content assets that were removed from the content library of The Roku Channel.

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
The convertible promissory notes contain certain redemption features that meet the definition of embedded derivatives and require bifurcation. The Company elected to apply the fair value option and account for the hybrid instrument containing the host contract and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value included in Other income, net in the condensed consolidated statements of operations. The convertible promissory notes are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets. See Note 9 to the condensed consolidated financial statements for additional details on the fair value of the convertible promissory notes.
Investment in Preferred Stock
In September 2024, the Company invested $20.0 million in cash in exchange for preferred stock in a privately-held company. The Company elected to apply the measurement alternative for equity securities without readily determinable fair values as there are no quoted market prices for the preferred stock. The investment is measured at cost and adjusted to fair value when there is an observable price change from orderly transactions of identical or similar investments, and assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no adjustments recognized in the three and nine months ended September 30, 2025. As of September 30, 2025, the carrying value of the Company’s investment was $20.0 million, and is included within Other non-current assets on the condensed consolidated balance sheet.

9. FAIR VALUE DISCLOSURE
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$870,491	$870,491	$—	$—
Money market funds	705,000	705,000	—	—
Short-term investments:
Time deposits	726,875	—	726,875	—
Prepaid expenses and other current assets:
Strategic investment - convertible promissory notes	43,400	—	—	43,400
Total assets measured and recorded at fair value	$2,345,766	$1,575,491	$726,875	$43,400
Liabilities:
Accrued liabilities:
Contingent consideration	$15,536	$—	$—	$15,536
Other long-term liabilities:
Contingent consideration	51,673	—	—	51,673
Total liabilities measured and recorded at fair value	$67,209	$—	$—	$67,209

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$794,213	$794,213	$—	$—
Money market funds	1,366,023	1,366,023	—	—
Restricted cash, current	403	403	—	—
Other non-current assets:
Strategic investment - convertible promissory notes	55,225	—	—	55,225
Total assets measured and recorded at fair value	$2,215,864	$2,160,639	$—	$55,225
The following table reflects the changes in the fair value of the Company’s convertible promissory notes measured using Level 3 inputs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$40,624	$57,450	$55,225	$53,816
Change in estimated fair value	2,776	3,344	(324)	6,978
Repayment of principal and interest	—	—	(11,501)	—
Ending balance	$43,400	$60,794	$43,400	$60,794
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
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means. Financial assets measured using Level 2 inputs include time deposits as of September 30, 2025. The Company did not have any Level 2 instruments as of December 31, 2024.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
As of September 30, 2025, the Company measured its strategic investment in convertible promissory notes using Level 3 inputs. The fair value of the strategic investment in convertible promissory notes on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $2.8 million and $3.3 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes during the three months ended September 30, 2025 and 2024, respectively. The Company recorded an unrealized loss of $0.3 million and an unrealized gain of $7.0 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes during the nine months ended September 30, 2025 and 2024, respectively.
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
The contingent consideration is related to the Company’s acquisition of Frndly in May 2025 (refer to Note 4). As of the Acquisition Date, the Company measured its contingent consideration using Level 3 inputs. The fair value of the contingent consideration on the Acquisition Date was determined to be $65.8 million. The contingent consideration is subsequently remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value included in General and administrative expenses in the condensed consolidated statements of operations. The Company recorded an expense of $0.9 million and $1.4 million in General and administrative expenses related to the change in the fair value of the contingent consideration during the three and nine months ended September 30, 2025, respectively.
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
There were no impairment charges related to operating lease right-of-use assets and property and equipment during the three months ended September 30, 2025. During the three months ended September 30, 2024, the Company recorded impairment charges of $11.4 million related to operating lease right-of-use assets, and $6.5 million related to property and equipment, both associated with the leased office facilities that are part of its restructuring efforts.
During the nine months ended September 30, 2025, the Company recorded impairment charges of $2.9 million related to operating lease right-of-use assets associated with the leased office facilities that are part of its restructuring efforts, and during the nine months ended September 30, 2024, the Company recorded impairment charges of

$22.6 million related to operating lease right-of-use assets, and $7.0 million related to property and equipment, both associated with the leased office facilities that are part of its restructuring efforts. See Note 17 to the condensed consolidated financial statements for additional details.
10. LEASES
The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from less than one year to eight years and may include options to extend or terminate the lease. The depreciable life of operating lease right-of-use assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease expense	$18,364	$16,046	$54,584	$52,426
Variable lease expense	6,944	5,765	19,026	16,518
Sublease income	(6,200)	(4,871)	(17,302)	(7,756)
Total operating lease expense	$19,108	$16,940	$56,308	$61,188
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$27,462	$24,192	$77,749	$67,914
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$53	$5,616	$7,927	$8,501
Decrease in operating lease right-of-use assets due to impairment (See Note 17 for details)	$—	$11,386	$2,870	$22,618
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$272,877	$304,505

Operating lease liability, current (included in Accrued liabilities)	86,379	79,221
Operating lease liability, non-current	457,405	512,706
Total operating lease liability	$543,784	$591,927

Weighted-average remaining term for operating leases (in years)	6.3	7.0
Weighted-average discount rate for operating leases	3.99%	3.98%

Future lease payments under operating leases as of September 30, 2025 are as follows (in thousands):

Year Ending December 31,	Operating Leases (2)
2025 (remaining 3 months)	$25,828
2026	106,592
2027	103,539
2028	100,469
2029	96,850
Thereafter	186,467
Total future lease payments	619,745
Less: imputed interest	(72,702)
Less: expected tenant improvement allowance	(3,259)
Total (1)	$543,784
(1) Total lease liabilities include liabilities related to operating lease right-of-use assets which were included in the impairment charges as part of the Company’s restructuring efforts. See Note 17 for additional details.
(2) Non-cancelable sublease proceeds for the fiscal years ending December 31, 2025 (remaining three months), 2026, 2027, 2028, and 2029 of $4.5 million, $18.6 million, $18.8 million, $18.8 million, and $12.0 million, respectively, are not included in the table above.
As of September 30, 2025, the Company had approximately $1.0 million in commitments relating to operating leases that have not yet commenced.
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
The Company had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of September 30, 2025. As of September 30, 2025, the Company had not borrowed against the Credit Agreement, and the Company was in compliance with all of the covenants of the Credit Agreement.
12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors (the “Board”) at the time of issuance of such shares. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

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
Stock Repurchase Program

In August 2025, the Company began repurchasing shares of the Company’s common stock under a stock repurchase program approved by the Board pursuant to which the Company is authorized to repurchase up to $400 million of the Company’s Class A common stock through December 31, 2026. The program does not obligate the Company to acquire any amount of Class A common stock, and the timing and total amount of share repurchases will depend on general market conditions, the trading price of the Company’s Class A common stock, corporate and regulatory requirements, the availability of funds, other investment opportunities, and other considerations. Repurchases may be executed through open market transactions at prevailing market prices, including pursuant to trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or through other means.

During the three months ended September 30, 2025, the Company paid an aggregate of $50.0 million to repurchase approximately 0.6 million shares of its Class A common stock, which were immediately retired. As a result, $50.0 million was recorded to Accumulated deficit to reflect the difference between the market price of the Class A common stock repurchased and its par value.

The following table summarizes the share repurchase activity under the Company's stock repurchase program (in thousands, except share and per share data):

Three Months Ended
September 30, 2025
Total number of shares repurchased	567,582
Average price paid per share	$88.10
Amount repurchased	$50,000

As of September 30, 2025, $350.0 million remained available and authorized for repurchases under the stock repurchase program.
Common Stock Reserved for Issuance
As of September 30, 2025, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

As of
September 30, 2025
Common stock awards granted under equity incentive plans	13,133
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Amended and Restated Equity Incentive Plan	38,402
Total reserved shares of common stock	56,624
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
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2024	8,657	$74.80
Awarded	3,138	88.21
Released	(3,225)	87.27
Forfeited	(894)	73.17
Balance as of September 30, 2025	7,676	$75.23
As of September 30, 2025, the Company had $495.8 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.9 years.
Stock Options
Stock option activity for the nine months ended September 30, 2025 is as follows (in thousands, except per share data and years):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,759	$75.24	6.6
Granted	325	88.47	—
Exercised	(570)	32.12	—
Forfeited and expired	(57)	75.18	—
Balance as of September 30, 2025	5,457	$80.40	6.3	$183,817

Options exercisable as of September 30, 2025	4,182	$84.79	5.6	$140,309
As of September 30, 2025, the Company had $45.1 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.7 years.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.

The following table presents the total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of revenue, platform	$247	$366	$972	$1,062
Cost of revenue, devices	75	163	183	1,201
Research and development	34,496	38,502	103,315	109,457
Sales and marketing	31,921	36,401	97,193	100,353
General and administrative	21,292	24,664	66,502	71,051
Total stock-based compensation	$88,031	$100,096	$268,165	$283,124
13. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has purchase commitments with various parties to purchase products and services such as licensed intellectual property and content, manufacturing supplier agreements, and data center capacity and other goods and services.
The following table presents details of the aggregate future purchase commitments as of September 30, 2025 (in thousands):

		Years Ended December 31,
	Total	Remaining 2025	2026	2027	2028	2029	Thereafter
Content	$197,930	$56,653	$89,303	$30,099	$16,078	$3,636	$2,161
Manufacturing	180,616	180,616	—	—	—	—	—
Other obligations	124,278	24,629	81,530	10,680	3,644	3,720	75
Total commitments	$502,824	$261,898	$170,833	$40,779	$19,722	$7,356	$2,236
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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the three and nine months ended September 30, 2025 and 2024, the Company did not have any loss contingencies that were material.

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
14. INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Key changes include the immediate expensing of domestic research and development costs and the reinstatement of 100% bonus depreciation. The Company expects domestic cash tax savings and a decrease in its effective tax rate in fiscal year 2025 due to the research and development provisions. The Company has recognized the effects of OBBBA starting in the three months ended September 30, 2025.
Income tax expense was $13.2 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively. Income tax benefit was $5.7 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.
The increase in income tax expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily due to higher pre-tax book income, partially offset by the impact from the enactment of the OBBBA.
The increase in income tax benefit for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily due to the impact from the enactment of OBBBA.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of September 30, 2025, the Company analyzed all available objective evidence, both positive and negative, and believes it is more likely than not that some deferred tax assets will not be realizable. Accordingly, the Company continues to provide a valuation allowance against its U.S. deferred tax assets.
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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income (loss)	$24,812	$(9,030)	$7,884	$(93,838)
Denominator:
Weighted-average common shares outstanding — basic	147,466	144,862	146,855	144,319
Dilutive effect of common stock equivalents	4,114	—	3,594	—
Weighted-average common shares outstanding — diluted	151,580	144,862	150,449	144,319

Net income (loss) per share — basic	$0.17	$(0.06)	$0.05	$(0.65)
Net income (loss) per share — diluted	$0.16	$(0.06)	$0.05	$(0.65)
Common stock equivalents (comprised of stock options and restricted stock units) excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect were 1.6 million shares and 2.9 million shares for the three and nine months ended September 30, 2025, respectively, and 15.9 million shares for each of the three and nine months ended September 30, 2024.
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
Descriptions of the Company’s two reportable segments are as follows:
Platform
Platform revenue is generated from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into the Company’s user interface, and related services), as well as streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, the sale of owned and operated subscription services, and the sale of branded app buttons on remote controls).
Devices
Devices revenue is generated from the sale of streaming players, Roku-branded TVs, smart home products and services, audio products, and related accessories.

Customers accounting for 10% or more of segment revenue, net, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Platform segment revenue:
Customer J	13%	13%	13%	11%

Devices segment revenue:
Customer A	10%	23%	15%	22%
Customer B	17%	15%	25%	20%
Customer C	17%	25%	23%	27%
Customer K	29%	16%	18%	*
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
Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of
	September 30, 2025	December 31, 2024
United States	$354,940	$401,464
United Kingdom	79,578	92,110
Other countries	21,168	24,621
Total	$455,686	$518,195
17. RESTRUCTURING CHARGES
Starting in the fourth quarter of fiscal 2022, the Company implemented measures to reduce its operating expense growth rate due to economic conditions, including consolidating its office space utilization, performing a strategic review of its content portfolio, reducing outside services expenses, and slowing its year-over-year headcount expense growth rate through a workforce reduction and limiting new hires, among other measures.
During the nine months ended September 30, 2025, the Company recorded restructuring charges associated with decisions to sub-lease and cease the use of certain office facilities, and there were no restructuring charges recorded during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company recorded restructuring charges associated with employee termination expenses consisting primarily of severance payments, employee benefits contributions, payroll taxes and related costs, and impairment charges related to decisions to sub-lease and cease the use of certain office facilities and related property and equipment.
Restructuring charges are recorded as follows (in thousands):

	Three Months Ended September 30, 2024
	Employee Terminations	Facilities Exit Costs	Asset Impairment Charges	Total
Cost of revenue, platform	$—	$—	$—	$—
Cost of revenue, devices	—	—	—	—
Research and development	—	52	(1,418)	(1,366)
Sales and marketing	—	717	16,271	16,988
General and administrative	—	140	2,759	2,899
Total restructuring charges	$—	$909	$17,612	$18,521

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Facilities Exit Costs	Asset Impairment Charges	Total	Employee Terminations	Facilities Exit Costs	Asset Impairment Charges	Total
Cost of revenue, platform	$—	$—	$—	$(3)	$—	$—	$(3)
Cost of revenue, devices	—	—	—	1	—	5	6
Research and development	194	2,133	2,327	368	98	(603)	(137)
Sales and marketing	—	175	175	697	719	24,641	26,057
General and administrative	—	562	562	(116)	117	5,075	5,076
Total restructuring charges	$194	$2,870	$3,064	$947	$934	$29,118	$30,999
The asset impairment charges for the nine months ended September 30, 2025 are primarily comprised of $2.9 million of operating lease right-of-use assets impairment. The asset impairment charges for the three months ended September 30, 2024 are primarily comprised of $11.4 million of operating lease right-of-use assets impairment and $6.5 million of property and equipment impairment. The asset impairment charges for the nine months ended September 30, 2024 include $22.6 million of operating lease right-of-use assets impairment and $7.0 million of property and equipment impairment, partially offset by $0.5 million of adjustments to other long-term liabilities and assets.
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facilities exit costs, which are included in Accrued liabilities in the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$—	$1,226	$1,226	$181	$839	$1,020
Restructuring charges incurred	—	—	—	—	909	909
Payments made	—	—	—	(181)	(326)	(507)
Ending balance	$—	$1,226	$1,226	$—	$1,422	$1,422

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Employee Terminations	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$—	$1,381	$1,381	$12,661	$1,198	$13,859
Restructuring charges incurred	—	194	194	947	934	1,881
Payments made	—	(349)	(349)	(13,608)	(710)	(14,318)
Ending balance	$—	$1,226	$1,226	$—	$1,422	$1,422

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
Overview
Our two reportable segments are the platform segment and the devices segment. Platform revenue is generated from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our user interface (“UI”), and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, the sale of owned and operated subscription services, and the sale of branded app buttons on remote controls).
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
Business Conditions and Macroeconomic Factors
Our business is subject to risks related to the evolving macroeconomic environment, including the effects of increased volatility in financial markets, higher inflation and interest rates, potential economic slowdown or recession, geopolitical developments, changes in economic or government policies, including the unknown impact of tariffs, changing global regulations, and the overall uncertainty surrounding international trade relations. While we intend to remain vigilant in monitoring the impacts of these circumstances on our business and adapt accordingly, the effects of these macroeconomic factors on our business, results of operations, and financial condition remain largely uncertain. See Item 1A, Risk Factors, and the Note Regarding Forward Looking Statements elsewhere in this Quarterly Report for additional details.
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

We streamed 36.5 billion and 32.0 billion hours during the three months ended September 30, 2025 and 2024, respectively, reflecting an increase of 14%.
Platform Revenue
We use Platform revenue as a primary metric to measure the performance of our business because it represents our ability to successfully monetize our platform. Platform revenue growth is one of our strategic priorities. Platform revenue was $1,064.6 million and $908.2 million for the three months ended September 30, 2025 and 2024, respectively.
Adjusted EBITDA (Non-GAAP Measure)
We use Adjusted EBITDA as a primary metric to measure the performance of our business because it represents our ability to successfully manage profitability. Our goal is to grow Adjusted EBITDA over time, driving continued growth in stockholder value.
Adjusted EBITDA is a non-GAAP financial measure. The Adjusted EBITDA reconciliation excludes total other income, net, stock-based compensation expense, depreciation and amortization, restructuring charges, and income tax (benefit) from the net income (loss) of the period. We believe Adjusted EBITDA is useful as a supplement in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. However, this non-GAAP financial measure has limitations, and should not be considered in isolation or as a substitute for our GAAP financial information, such as GAAP net income (loss). In addition, Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$24,812	$(9,030)	$7,884	$(93,838)
Total other income, net	(28,564)	(30,880)	(73,786)	(84,955)
Stock-based compensation	88,031	100,096	268,165	283,124
Depreciation and amortization	19,441	15,349	51,514	47,629
Restructuring charges (1)	—	18,521	3,064	30,999
Income tax expense (benefit)	13,218	4,147	(5,695)	(249)
Adjusted EBITDA	$116,938	$98,203	$251,146	$182,710
(1) The restructuring charges for the nine months ended September 30, 2025 primarily include asset impairment charges of $2.9 million. Restructuring charges for the three and nine months ended September 30, 2024 primarily include asset impairment charges of $17.6 million and $29.1 million, respectively.
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
Our Free Cash Flow was $443.0 million and $157.3 million for the TTM periods ended September 30, 2025 and 2024, respectively.
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

The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$455,360	$155,080
Less: Purchases of property and equipment	(6,647)	(6,123)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,706)	8,392
Free cash flow (TTM)	$443,007	$157,349
Components of Results of Operations
Revenue
Platform Revenue
We generate platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services), as well as streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, the sale of owned and operated subscription services, and the sale of branded app buttons on remote controls). Our ad inventory primarily includes video ad inventory from AVOD content in The Roku Channel, native display ads throughout the Roku Experience, as well as ad inventory we obtain through our streaming services distribution agreements with our content partners. To supplement supply, we purchase advertising inventory from our content partners, on an as needed basis. To date, we have generated most of our platform revenue in the United States.
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
Other Income, Net
Other income, net primarily consists of interest income on cash and cash equivalents, short-term investments, foreign currency remeasurement, transaction gains and losses, and net change in the fair value of our strategic investments.
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists primarily of income tax expense in certain foreign jurisdictions where we conduct business and income tax expense (benefit) in the United States. We have a full valuation allowance against net deferred tax assets in the United States. We expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenue:
Platform	88%	85%	87%	85%
Devices	12%	15%	13%	15%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Platform	43%	39%	42%	40%
Devices	14%	16%	14%	16%
Total cost of revenue	57%	55%	56%	56%
Gross profit (loss):
Platform	45%	46%	45%	45%
Devices	(2)%	(1)%	(1)%	(1)%
Total gross profit	43%	45%	44%	44%
Operating expenses:
Research and development	15%	17%	16%	18%
Sales and marketing	20%	22%	21%	23%
General and administrative	8%	9%	9%	9%
Total operating expenses	43%	48%	46%	50%
Income (loss) from operations	—%	(3)%	(2)%	(6)%
Other income, net:
Interest expense	—%	—%	—%	—%
Other income, net	2%	3%	2%	3%
Total other income, net	2%	3%	2%	3%
Income (loss) before income taxes	2%	—%	—%	(3)%
Income tax expense (benefit)	1%	—%	—%	—%
Net income (loss)	1%	—%	—%	(3)%

Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024
Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	Change $	Change %	September 30, 2025	September 30, 2024	Change $	Change %
(in thousands, except percentages)
Platform	$1,064,644	$908,175	$156,469	17%	$2,920,932	$2,487,443	$433,489	17%
Devices	145,994	154,028	(8,034)	(5)%	421,416	424,408	(2,992)	(1)%
Total net revenue	$1,210,638	$1,062,203	$148,435	14%	$3,342,348	$2,911,851	$430,497	15%
Platform
Platform revenue increased by $156.5 million, or 17%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to higher revenue from streaming services distribution, specifically higher Premium Subscriptions revenue and higher subscription revenue from both third-party and our owned and operated subscription services, and higher advertising revenue, which grew despite continued weakness in the media and entertainment vertical.
Platform revenue increased by $433.5 million, or 17%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily due to higher revenue from streaming services distribution, specifically higher Premium Subscription revenue and higher subscription revenue from both third-party and our owned and operated subscription services. In addition, advertising revenue increased despite continued weakness in the media and entertainment vertical.
Devices
Devices revenue decreased by $8.0 million, or 5%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily due to lower revenue from streaming players. During the three months ended September 30, 2025, the average selling price of all devices shipped decreased by 6% and the volume of all devices shipped increased by 1% as compared to the three months ended September 30, 2024. The decrease in average selling price is primarily due to the mix of products sold.
Devices revenue decreased by $3.0 million, or 1%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily due to lower revenue from streaming players. During the nine months ended September 30, 2025, the average selling price of all devices shipped increased by less than 1% and the volume of all devices shipped increased by 1% as compared to the nine months ended September 30, 2024.
Cost of Revenue and Gross Profit (Loss)

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	Change $	Change %	September 30, 2025	September 30, 2024	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform	$516,869	$416,396	$100,473	24%	$1,411,170	$1,161,416	$249,754	22%
Devices	168,870	165,732	3,138	2%	463,576	457,369	6,207	1%
Total cost of revenue	$685,739	$582,128	$103,611	18%	$1,874,746	$1,618,785	$255,961	16%
Gross profit (loss):
Platform	$547,775	$491,779	$55,996	11%	$1,509,762	$1,326,027	$183,735	14%
Devices	(22,876)	(11,704)	(11,172)	95%	(42,160)	(32,961)	(9,199)	28%
Total gross profit	$524,899	$480,075	$44,824	9%	$1,467,602	$1,293,066	$174,536	13%
Platform
The Cost of revenue, platform increased by $100.5 million, or 24%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily driven by higher costs of Premium Subscriptions, acquiring content, and acquiring advertising inventory.
The Cost of revenue, platform increased by $249.8 million, or 22%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily driven by higher costs of Premium Subscriptions, acquiring content, and acquiring advertising inventory.

Gross profit for the platform segment increased by $56.0 million, or 11%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily driven by the overall growth in our platform revenue.
Gross profit for the platform segment increased by $183.7 million, or 14%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily driven by the overall growth in our platform revenue.
Devices
The Cost of revenue, devices increased by $3.1 million, or 2%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily driven by higher inventory provisions of $7.0 million, partially offset by lower manufacturing costs of $4.0 million related to lower costs to manufacture Roku-branded TVs.
The Cost of revenue, devices increased by $6.2 million, or 1%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily driven by higher freight costs of $8.7 million and higher manufacturing costs of $5.2 million mainly due to a higher proportion of sales from Roku-branded TVs. The increase was partially offset by lower inventory provisions of $4.8 million and lower royalty costs of $3.9 million.
Gross loss for the devices segment increased by $11.2 million, or 95%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily driven by higher inventory provisions and lower sales of streaming players. We manage the average selling prices of our products to grow our Streaming Households, which we expect should result in increased platform revenue and platform gross profit over time.
Gross loss for the devices segment increased by $9.2 million, or 28%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily driven by higher freight costs and higher manufacturing costs. We manage the average selling prices of our products to grow our Streaming Households, which we expect should result in increased platform revenue and platform gross profit over time.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	Change $	Change %	September 30, 2025	September 30, 2024	Change $	Change %
(in thousands, except percentages)
Research and development	$182,235	$178,798	$3,437	2%	$544,831	$534,738	$10,093	2%
Sales and marketing	242,077	237,047	5,030	2%	709,026	660,827	48,199	7%
General and administrative	91,121	99,993	(8,872)	(9)%	285,342	276,543	8,799	3%
Total operating expenses	$515,433	$515,838	$(405)	—%	$1,539,199	$1,472,108	$67,091	5%
Research and development
Research and development expenses increased by $3.4 million, or 2%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily driven by higher consulting expenses of $3.8 million.
Research and development expenses increased by $10.1 million, or 2%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily driven by higher consulting expenses of $11.6 million.
Sales and marketing
Sales and marketing expenses increased by $5.0 million, or 2%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily driven by higher marketing, retail, and merchandising expenses of $14.5 million, higher amortization of $5.4 million, and higher consulting expenses of $2.3 million. The increases were partially offset by lower restructuring charges of $17.0 million.
Sales and marketing expenses increased by $48.2 million, or 7%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily driven by higher marketing, retail, and merchandising expenses of $48.9 million, higher personnel-related expenses of $11.1 million, higher amortization of $7.2 million, and higher consulting expenses of $6.5 million. The increases were partially offset by lower restructuring charges of $25.9 million.

General and administrative
General and administrative expenses decreased by $8.9 million, or 9%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily driven by lower personnel-related expenses of $4.6 million, lower restructuring charges of $2.9 million, and lower legal and consulting expenses of $1.0 million.
General and administrative expenses increased by $8.8 million, or 3%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily driven by higher legal and consulting expenses of $15.7 million, partially offset by lower restructuring charges of $4.5 million.
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	Change $	Change %	September 30, 2025	September 30, 2024	Change $	Change %
(in thousands, except percentages)
Interest expense	$(455)	$—	$(455)	nm	$(1,348)	$—	$(1,348)	nm
Other income, net	29,019	30,880	(1,861)	(6)%	75,134	84,955	(9,821)	(12)%
Total other income, net	$28,564	$30,880	$(2,316)	(8)%	$73,786	$84,955	$(11,169)	(13)%
Total other income, net decreased by $2.3 million, or 8%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was driven by lower other income of $1.9 million and higher interest expense of $0.5 million.
Total other income, net decreased by $11.2 million, or 13%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily driven by a fair value remeasurement loss of $0.3 million on our strategic investment in convertible promissory notes, compared to a gain of $7.0 million during the nine months ended September 30, 2024, and higher interest expense of $1.3 million.
Income Tax Expense (Benefit)

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	Change $	Change %	September 30, 2025	September 30, 2024	Change $	Change %
(in thousands, except percentages)
Income tax expense (benefit)	$13,218	$4,147	$9,071	219%	$(5,695)	$(249)	$(5,446)	nm
Income tax expense increased by $9.1 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to higher pre-tax book income, partially offset by the impact from the enactment of the One Big Beautiful Bill Act.
Income tax benefit increased by $5.4 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the impact from the enactment of the One Big Beautiful Bill Act.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $1,575.5 million, and short-term investments of $726.9 million. Approximately 8% of our cash and cash equivalents was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations, and all short-term investments were held inside the United States.
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
We had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of September 30, 2025. As of September 30, 2025, we had not borrowed against the Credit Agreement, and we were in compliance with all of the covenants of the Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$376,068	$138,753
Cash flows used in investing activities	$(821,279)	$(22,603)
Cash flows used in financing activities	$(146,751)	$(56,732)
Cash Flows from Operating Activities
Our operating activities provided cash of $376.1 million for the nine months ended September 30, 2025. Our net income of $7.9 million for the nine months ended September 30, 2025 was adjusted by non-cash charges of $514.6 million composed primarily of stock-based compensation, amortization of content assets, depreciation and amortization of property and equipment and intangible assets, and amortization of operating lease right-of-use assets. The negative impact from changes in our operating assets and liabilities of $146.4 million was primarily due to decreases in accounts payable due to timing of payments, payments made to acquire content, and payments made for operating lease liabilities and other longer-term liabilities. This was partially offset by a decrease in accounts receivable, a decrease in inventories, a decrease in other non-current assets, and an increase in accrued liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities of $821.3 million for the nine months ended September 30, 2025 included purchases of short-term investments of $725.0 million, a purchase of business, net of cash acquired of $95.1 million, a purchase of a strategic investment of $7.0 million, and purchases of property and equipment of $4.2 million, partially offset by a repayment received from an investment of $10.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $146.8 million for the nine months ended September 30, 2025 was primarily due to tax payments of $115.1 million to net settle equity awards vested during the period, and payments of $50.0 million to repurchase common stock, partially offset by proceeds from employee stock option exercises of $18.3 million.
Material Cash Requirements from Known Contractual Obligations
For a description of our purchase obligations and operating lease obligations, refer to Note 13 and Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash and cash equivalents. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points on our cash and cash equivalents balance would increase or decrease our interest income by approximately $15.8 million.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to successfully operate and monetize The Roku Channel and our owned and operated subscription services;
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

Risks Related to Our Business and Industry
If we fail to differentiate our streaming platform and compete successfully with our competitors, it will be difficult for us to attract and retain users and our business will be adversely impacted.*
The TV streaming industry—including the sale of TV streaming devices as well as the sale of advertising on TV streaming platforms—is highly competitive and global. Our success depends in part on user acquisition and retention and the effective monetization of our streaming platform. To attract and retain users, we must respond efficiently to changes in user tastes and preferences and offer our users access to the content they demand on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content partners, and advertisers. We also must effectively support popular sources of streaming content that are available on our platform, such as Amazon Prime Video, Disney+, Hulu, HBO Max, Netflix, and YouTube. And we must respond rapidly to actual and anticipated market trends in the TV streaming industry.
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
Our business model depends on our ability to generate platform revenue from advertisers and content partners through ad-supported content. We generate platform revenue primarily from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, the sale of owned and operated subscription services, and the sale of branded app buttons on remote controls). As such, we are seeking to expand our user base and increase Streaming Hours in an effort to create additional platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of Streaming Hours does not correlate with platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed or every user on our platform. Moreover, Streaming Hours on our platform are measured whenever a Roku streaming device is streaming content, whether a viewer is actively watching or not. For example, if our streaming player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep without stopping or pausing the player, then a particular streaming app may continue to play content for a period of time determined by the streaming app. Roku TV OS’s “Are you still watching?” feature, which prompts users to confirm they are still watching, does not resolve this lack of correlation.
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
We are subject to various risks in connection with our operation and monetization of The Roku Channel and our owned and operated subscription services.*
We operate The Roku Channel, which offers ad-supported free access for users to a collection of films, television series, live linear television, and other content, as well as our owned and operated subscription services (which include Howdy, an ad-free SVOD service, and Frndly TV, a subscription streaming service that offers live TV, on-demand video, and a cloud-based DVR). We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion, and operation of The Roku Channel, which we monetize primarily through advertising, and our owned and operated subscription services, which we monetize primarily through subscription fees. We also commission original content that we own and distribute on The Roku Channel. From time to time, we may remove underperforming content from The Roku Channel or our owned and operated subscription services and record an impairment charge related to such removal.
In order to attract users to the ad-supported content on The Roku Channel and drive streaming of ad-supported video on The Roku Channel, and attract users to our owned and operated subscription services, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. Our agreements with these content owners have varying terms and provide us with rights to make specific content available during certain periods of time. Upon expiration of these agreements, we must re-negotiate and renew these agreements with the existing content owners, or enter into new agreements with other content owners, to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If we cannot enter into content license agreements on acceptable terms to access content that enables us to attract and retain users on The Roku Channel and our owned and operated subscription services, or if the content we do secure rights to stream is ultimately not appealing to our users and advertisers, usage of The Roku Channel may decline, and our business may be harmed. Further, even if we successfully monetize The Roku Channel and our owned and operated subscription services in the United States, we may not be successful in monetizing them in international markets. See also “—We may be unable to successfully expand our international operations, and our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.”
In addition, we produce original content for distribution on The Roku Channel and other platforms. We have limited experience producing content, and we may not succeed in doing so in a cost-effective manner that furthers the growth of The Roku Channel and increases its appeal to our users and advertisers. We also assume risks associated with content production, such as completion and key talent risks, and the risk of litigation and claims related to our content production.
Furthermore, if the advertisements on our streaming services are not relevant to our users or are overly intrusive and impede our users’ enjoyment of the available content, our users may not stream content and view advertisements on our streaming services, and our streaming services may not generate sufficient revenue from advertising to be cost effective for us to operate. In addition, we distribute our streaming services on platforms other than our own streaming platform, and we may not be successful in attracting a large number of users or generating significant revenue from advertising or subscription fees on such other streaming platforms.
The sale of Premium Subscriptions on The Roku Channel also generates platform revenue and carries certain non-advertising related risks. See “—If our users sign up for offerings and services outside of our streaming platform or through other apps on our streaming platform, our business may be harmed.”
We depend on a small number of content partners for nearly half of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the three months ended September 30, 2025, the top three streaming services (excluding The Roku Channel) represented nearly half of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, user base, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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
We may be reliant on certain retailers or distributors. Amazon, Best Buy, Target, and Walmart in total accounted for 73% and 78% of our devices revenue for the three months ended September 30, 2025 and 2024, respectively. Furthermore, our licensed Roku TV partners may be reliant on the same or other retailers and distributors for a significant portion of their unit sales of Roku TV models. If one or several retailers or distributors were to discontinue selling our or licensed Roku TV partners’ products, choose not to prominently display those products in their stores or on their websites, or close or severely limit access to their brick and mortar locations, the volume of our or our licensed Roku TV partners’ products sold could decrease, which would harm our business. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
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
We must continue to innovate and develop new and existing products and services to remain competitive, and new products and services expose our business to new risks.*
We must continually innovate and improve our products and services and develop new products and services to meet changing consumer demands. The introduction of a new product or service is a complex process, involving significant expenditures in research and development, promotion, and sales channel development, and can expose our business to new risks. For example, in 2025, we acquired Frndly TV and launched Howdy, both of which are owned and operated subscription streaming services. The introduction of new products and services or changes to our existing products and services may require us to comply with new laws and regulations and result in new or enhanced governmental or regulatory scrutiny, new litigation or claims, or other complications that could adversely affect our business, reputation, or financial results. In addition, our entrance into entirely new lines of business beyond our historical core business of TV streaming and advertising, such as our Roku-branded smart home products, may change our risk profile and subject us to risks that differ from the risks we face as a result of our historical TV streaming business.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, and although we have achieved profitability in certain quarters, we may incur operating losses in the future and may not be able to achieve profitability again in the near term or at all.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain quarters, we may not be able to achieve profitability again in the near term or at all. As of September 30, 2025, we had an accumulated deficit of $1,469.1 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to achieve profitability again. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
•the expense and availability of content to license or produce for The Roku Channel and our owned and operated subscription services;
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
Our gross margins vary across our devices and platform offerings. Our devices segment experienced negative gross margin for the three months ended September 30, 2025, and our platform segment experienced positive gross margin for the three months ended September 30, 2025. Gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations (including due to the impact of tariffs or other trade restrictions).
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
Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
On September 16, 2024, we entered into a credit agreement (the “Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Agent”), providing for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements. As of September 30, 2025, we had not borrowed against the Credit Agreement.
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
As of September 30, 2025, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, fail to make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If any future outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.
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
We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations. We continue to monitor the implementation, enforcement, interpretation, and evolution of these laws and regulations, but they are still rapidly evolving and, as a result, their application, interpretation, and enforcement are uncertain, and they may be interpreted and applied inconsistently with our current policies and practices. In such event, we may be subject to significant fines and penalties (such as restrictions on personal information processing), or we may be required to settle with or pay damages to private litigants or make changes to our policies and operations, including the manner in which we provide our services or use our user data, and our business, financial condition, and results of operations may be harmed.
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
Any significant disruption in our information technology systems or those of third parties we utilize in our operations could result in a loss or degradation of service on our platform and could harm our business.*
We rely on the expertise of our engineering and software development teams as well as the teams of our service providers and partners for the performance and operation of the Roku TV OS, streaming platform, smart home products, and other information technology systems. Service interruptions, errors in our software, or the unavailability of information technology systems used in our operations have at times affected our business and could diminish the overall attractiveness of our products and streaming platform to existing and potential users. We utilize information technology systems located either in our facilities or those of third-party server hosting providers and third-party internet-based or cloud computing services. Although we generally enter into service level agreements with these parties, we exercise no control over their operations, which makes us vulnerable to any errors, interruptions, or delays that they may experience.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of September 30, 2025, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 11.7% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
We cannot guarantee that our stock repurchase program will be fully consummated or that it will preserve or enhance long-term stockholder value.*
Although our Board has authorized a stock repurchase program, the program does not require us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock and may be modified, suspended, or terminated at any time. We cannot guarantee that the program will be fully consummated or that it will preserve or enhance long-term stockholder value. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price. The program could also affect the trading price of our Class A common stock, increase volatility, and reduce the market liquidity of our Class A common stock, and any announcement of a termination or change of this program may result in a decrease in the trading price of our Class A common stock. In addition, any repurchases made under this program will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic transactions, and other general corporate requirements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board has approved a stock repurchase program with authorization to repurchase up to $400.0 million of its Class A common stock through December 31, 2026. As of September 30, 2025, approximately $350.0 million remained available for stock repurchases pursuant to our stock repurchase program.
Repurchases under the stock repurchase program may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or through other means. The amount and timing of repurchases will depend on a variety of factors, including general market conditions, the trading price of our Class A common stock, corporate and regulatory requirements, the availability of funds, other investment opportunities, and other considerations we deem relevant. The stock repurchase program may be modified, suspended, or terminated at any time.

The following table summarizes the share repurchase activity for the three months ended September 30, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2025 to July 31, 2025	—	$—	—	$400,000
August 1, 2025 to August 31, 2025	453,207	$86.10	453,207	$361,000
September 1, 2025 to September 30, 2025	114,375	$96.20	114,375	$350,000
Total	567,582	$88.10	567,582
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Matt Banks* (Vice President, Chief Accounting Officer)	Adoption	8/5/2025	X		18,509	11/6/2026
Neil Hunt* (Director)	Adoption	8/5/2025	X		26,000	11/4/2026
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Adoption	8/25/2025	X		750,000	6/9/2026
Dan Jedda* (Chief Financial Officer and Chief Operating Officer)	Adoption	9/3/2025	X		78,000	12/31/2026
Gilbert Fuchsberg* (President, Subscriptions, Partnerships, and Corporate Development)	Adoption	9/12/2025	X		56,756	12/11/2026
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
101
The following information from Roku, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
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

Roku, Inc.

Date: October 31, 2025	By:	/s/ Anthony Wood
Anthony Wood
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: October 31, 2025	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date: October 31, 2025	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Chief Accounting Officer (Principal Accounting Officer)