Form 10-K
period 2025-12-31
ROKU, INC
filed 2026-02-13
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the Nasdaq Global Select Market System, was approximately $9.7 billion. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 31, 2026, the registrant had outstanding 130,717,715 shares of Class A common stock, $0.0001 par value per share and 16,710,064 shares of Class B common stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

i

GLOSSARY OF SELECTED TERMS
As used in this Annual Report on Form 10-K (“Annual Report”), unless the context otherwise requires, references to the following terms have the respective meaning as defined below.
Ad-supported Video on Demand (AVOD): Streaming on-demand content supported by advertising that does not charge a fee to the viewer.
Apps: Primarily refers to the direct-to-consumer streaming applications on the Roku platform (e.g., The Roku Channel or Netflix). We also use “apps” to refer to mobile applications (such as our Roku mobile app).
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
Premium Subscriptions: Subscription-based streaming services (e.g., Paramount+) from content partners offered through The Roku Channel.
Roku-made TVs: TVs powered by the Roku TV OS that are designed, made, and sold by Roku. Roku-made TVs include the Roku Select, Roku Plus, and Roku Pro Series TVs, as well as Hiro Roku TVs.
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
Roku Home Screen Menu: The left-hand navigation bar on the Roku Home Screen.
Roku media: Ad inventory sold by Roku, either directly or indirectly, on our home screen, in our owned and operated streaming apps, or in third-party streaming apps.
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
Streaming device: Any device that enables TV streaming. Roku streaming devices include Roku streaming players, Roku TV models, and Roku-made TVs.
Streaming Hours: The aggregate amount of time streaming devices stream on Roku’s platform in a given period. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Performance Metrics and Non-GAAP Measures, elsewhere in this Annual Report for additional detail.
Streaming Households: The number of distinct user accounts that have streamed on our platform within the last 30 days of the period.
Streaming platform: The technology that delivers the viewer experience and streaming apps (e.g., The Roku Channel and Netflix) over an internet connection to a user’s TV.
Streaming players: A device that connects to a TV via an HDMI connection to enable TV streaming (such as the Roku Streaming Stick, Roku Ultra, and Roku Streambar SE).
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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts in this Annual Report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “intend,” “maintain,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” “target,” or similar expressions and their negatives. The foregoing may not encompass all of the forward-looking statements made in this Annual Report.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. They are subject to a number of known and unknown risks, uncertainties, and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Annual Report, regarding, among other things:
•our financial performance, including our revenue, cost of revenue, operating expenses, profitability, and key performance metrics;
•the impact of business and macroeconomic conditions and uncertainties, such as volatility in financial markets, tariffs, inflation, interest rates, recessions, geopolitical conflicts, and changes in economic and government policies, on our business, operations, and the markets and communities in which we and our advertisers, partners, licensees, manufacturers, suppliers, retailers, and viewers operate;
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
•our ability to expand our products and services into adjacent markets and profitably scale our operations;
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
•our ability to manage the selling prices of our products to increase Streaming Households, and, in turn, increase Platform revenue and Platform gross profit; and
•our ability to comply with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally, such as privacy and data protection regulations, among others.
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
We pioneered TV streaming and believe that all TV will be streamed. The shift of the TV ecosystem to streaming continues and is expanding TV’s capabilities for viewers, content partners, advertisers, and other industry participants. Nearly every major media company not only has a streaming service, but has also expanded beyond pure subscription streaming models to ad-supported streaming options. Advertisers use TV streaming to reach viewers who are increasingly unreachable on traditional TV, while also benefiting from the digital advertising capabilities that TV streaming platforms can deliver.
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
We dedicate significant resources to build, maintain, and advance the Roku TV OS; to provide an industry-leading streaming platform for our viewers, content partners, and advertisers; to obtain content for our streaming platform that attracts viewers, including on our owned and operated streaming services (The Roku Channel, Howdy, and Frndly TV) and to our original programming (Roku Originals); and to extend Roku’s leadership as the global shift to TV streaming continues.
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
Devices Segment: Growing Scale through Easy Access to TV Streaming
We make TV streaming accessible to consumers through a broad lineup of devices, at a variety of competitive price points. Our devices segment generates revenue from the sale of Roku streaming players, Roku-made TVs, Roku TV smart projectors, smart home products and services, audio products, and related accessories.
Roku TV models are TVs made and sold by our Roku TV partners, which are TV original equipment manufacturers (“OEMs”) that license the Roku TV OS and leverage our smart TV reference designs. We have grown our scale through this Roku TV licensing program, which we launched more than 10 years ago.
In 2023, we launched Roku-made TVs, which are designed, made, and sold by us. This award-winning lineup includes the Roku Select and Roku Plus Series TVs, and the Roku Pro Series TVs, which are our higher-performing TVs that we launched in spring 2024. We periodically refresh the lineup of Roku-made TVs with the goal to provide our customers with an outstanding TV streaming experience. Roku-made TVs complement our successful Roku TV licensing program. We believe our Roku-made TVs enable us to further grow our leadership position in TV streaming and compete in the higher-end range of performance TVs. Roku-made TVs also help us innovate more quickly in all aspects of hardware and software and test directly with viewers, improving the product and viewer experience and strengthening the entire Roku ecosystem.
Roku streaming players enable users to easily turn (nearly) any TV into a smart TV. We launch new streaming player models periodically with a focus on offering high performance at an affordable price. In 2025, we introduced two new streaming players, the Roku Streaming Stick and Roku Streaming Stick Plus, with the performance and speed that our users have come to expect.
In 2025, we also launched our Roku TV smart projectors designed for both indoor and outdoor use, with the Roku TV OS built in, to deliver flexible screen sizing for entertainment anywhere.

Audio is an important part of the TV streaming experience, and we offer Roku-branded wireless soundbars, speakers, and subwoofers that seamlessly connect to TVs powered by the Roku TV OS. Additionally, the Roku TV Ready program allows certified soundbars to quickly and easily connect to Roku TVs, enabling the use of one remote and having all the sound settings uploaded to the TV. This is another example of Roku’s innovative TV ecosystem.
The Roku ecosystem includes smart home devices that include cameras, video doorbells, lights, plugs, a home monitoring system, and our Roku Smart Home mobile application for iOS and Android. We offer subscription plans for our cameras, video doorbells, and home monitoring system.
Roku streaming devices are broadly distributed online and at popular national retailers. Through our streaming devices and the Roku platform, we provide viewers tremendous choice, value, and an exceptional viewer experience.
Platform Segment: Growing and Monetizing User Engagement
The Roku Experience
We call the user experience on the Roku platform the “Roku Experience.” It represents all the features and destinations that Roku builds and operates to engage, delight, and help our viewers find great entertainment. The Roku Experience begins with our Home Screen, which is the first thing our viewers see, reaching them before they decide what to watch. From this position, we can help the viewer decide what to watch every day across the vast range of options available to them on our streaming platform.
Our Home Screen includes features such as our content row (located on the top right), which we launched in 2024 to make personalized, AI-powered recommendations to our users. Unlike suggestions from streaming services, which are restricted to their libraries, our recommendations include content from streaming apps across our platform. The content row has helped us drive growth in Streaming Hours, ad reach, and SVOD signups, including Premium Subscriptions within The Roku Channel. The Roku Experience also includes destinations such as our Sports Experience, which aggregates and organizes sports programming from across our platform into a single location. The Sports Experience enables fans to easily find their favorite sport, team, or event, which benefits not only our viewers but also our content partners. Overall, the Roku Experience, combined with our significant scale of more than 90 million Streaming Households globally, is a key competitive advantage that continues to drive our success.
Owned and Operated Streaming Apps
In 2025, we expanded our portfolio of owned and operated streaming apps beyond The Roku Channel to Howdy, an ad-free SVOD service, and Frndly TV, a subscription streaming service that offers live TV, on-demand video, and a cloud-based digital video recorder (“DVR”). With both Howdy and Frndly TV, we believe our expertise in recommending relevant content to viewers and leveraging the power of our platform will drive cost-efficient subscription sign-ups and engagement, thus adding incremental Platform revenue.
Owning and operating both the streaming apps and our streaming platform creates unique value, enables us to be a leader in free and affordable content, positions us to be a valuable partner to content partners, and creates a large source of advertising inventory for us to monetize. Our streaming apps benefit significantly from their integration throughout the Roku Experience, which has features such as the content row on our Home Screen, Live TV, and the Sports Experience, among others, that can directly surface content to our viewers. Our owned and operated streaming apps are strategic assets in our monetization efforts that simultaneously benefit viewers, content partners, and advertisers, while helping to grow and diversify our Platform revenue.
The Roku Channel
The Roku Channel is a top driver of engagement and ad inventory on our platform. The Roku Channel aggregates a broad variety of entertainment into a unified streaming experience, through three distinct types of content:
•AVOD (ad-supported video on demand): Viewers can stream a broad variety of 80,000+ movies and TV shows, including Roku Originals, for free.
•Live TV: Viewers have access to watch 500+ FAST (free, ad-supported linear streaming TV) channels in genres ranging from news to sports to entertainment to creator content.
•Premium Subscriptions: Viewers can easily sign up, view, and manage subscriptions to dozens of SVOD apps, such as HBO Max and Paramount+, with a single, monthly bill.
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

Frndly TV
In May 2025, we acquired Frndly TV, Inc. (“Frndly TV”), a subscription streaming service that offers more than 50 live TV channels, on-demand video, and cloud-based DVR for an affordable price. Frndly TV’s growth and expertise in direct-to-consumer subscription services is expected to make it a valuable addition to Roku, and we believe our expertise in recommending relevant content to viewers will help Frndly TV attract, engage, and retain more subscribers. Frndly TV is currently available in the United States and is intended to support our focus on growing Platform revenue and Roku-billed subscriptions.
Howdy
In August 2025, we launched Howdy in the United States, our owned-and-operated SVOD service, offering high-quality movies and TV series ad free for only $2.99 per month. With nearly 10,000 hours of fan favorites, Howdy is designed to complement viewers’ other streaming services. We believe there is a significant opportunity for a low-cost, ad-free streaming service, and we are leveraging the power of our platform to drive cost-efficient sign-ups and engagement, similar to our success building The Roku Channel.
Streaming Hours
We grew Streaming Hours on the overall Roku platform from 127.1 billion hours in 2024 to 145.6 billion hours in 2025 through increasing the distribution of Roku streaming devices, increasing our Streaming Households, and continuing to enhance the Roku Experience. We are always seeking new ways to innovate to expand the role the Roku Experience can play in helping viewers find what to watch, which simultaneously benefits our content partners and advertisers while creating monetization opportunities for Roku.
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
We make it easy for content partners to distribute and monetize their streaming content through three primary business models: SVOD, which includes subscriptions to individual video on demand apps and so-called virtual multichannel video programming distribution (“vMVPD”) services; ad-supported video, which includes AVOD apps with on demand content that do not charge a subscription fee to users, as well as FAST; and transaction video on demand (“TVOD”), which includes apps that offer a la carte content purchases or rentals. Our payment and billing service assists content partners with their billing needs, such as managing payment methods, subscriptions, and customer invoices. This service also allows content partners to enable a frictionless signup within their app, and we believe this key benefit simplifies user subscription signups and drives purchase and retention for our content partners.
Content partners also have access to our media and entertainment tools to help them attract, engage, and retain viewers by investing in promoting their content on our streaming platform. Content partners can use a variety of ad types, such as native ads on the Roku Home Screen to drive app downloads, promote an app’s content, or direct traffic to their apps in order to drive subscriptions or movie and TV show consumption. We also derive revenue from the sale of branded app buttons on Roku remote controls that are intended to increase incremental usage of an app by enabling viewers to launch straight into the app from any screen. Our analytics and reporting assist content partners with analyzing viewership trends and metrics for specific titles, and we also can help content partners target new audiences that are more likely to subscribe to their services.
Just as ads evolved decades ago when TV replaced radio as the primary entertainment medium, ads on TV streaming offer new and more performant opportunities than traditional TV. Advertisers are able to leverage the combination of our significant scale, our direct relationship with viewers, and our innovative ad products and technology to reach consumers with relevant messages. We offer advertisers a unique and effective set of tools to reach viewers at scale and measure both the effectiveness of the ads served and their return on investment. Furthermore, our comprehensive ad offering enables advertisers to decide how they buy Roku media, whether through direct insertion order, a preferred DSP partner, or Roku Ads Manager, our self-service ad platform. This allows us to serve a diverse array of advertisers across verticals and business sizes, from small and medium-sized businesses (“SMBs”) to enterprise companies.
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
The display ads we offer are integrated into the Roku Experience and are only possible because we are the streaming platform. These differentiated ads fall into three main categories of native ads, destinations, and action ads. Native ads are high-visibility placements within our iconic Roku City screensaver, wallpaper-branded themes on the Roku Home Screen or The Roku Channel, spotlight ads (placed directly below the Roku Home Screen Menu), or marquee ads (placed directly to the right of the app tiles on the Roku Home Screen Menu) which can be either static or video. In 2025, we enhanced our Roku City offering with a new experience that transforms the animated cityscape into a stage for music, original storytelling, and interactive programming. Destinations include sponsorships of a playlist, destination (e.g., the Roku Sports Experience), fan experience (e.g., the premiere of a new TV show season), or a “pass” that provides viewers with a free movie/TV show. Action ads can be combined with other ad types and create an easy way for viewers to use their remote to subscribe to a service, purchase an item, or receive more information (e.g., OK-to-Text, OK-to-Checkout). Many of our action ads are in partnership with companies such as Walmart, Shopify, and Instacart that connect their products with viewers and provide enhanced targeting and closed-loop measurement.
Roku enables advertisers to measure TV streaming ad performance throughout the Roku Experience. Our measurement framework is built on a foundation of verified identity, consisting of direct relationships with viewers. We can combine this asset with the advertiser’s preferred data sources to provide an expansive measurement toolkit that includes reach measurement, brand resonance, and sales attribution, among others. We also have third-party partnerships that allow advertisers to buy, optimize, and measure their campaigns, whether directly through Roku or through another buying platform.
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
Advertising Innovation
We continue to innovate our advertising offerings, particularly through more and deeper integrations with DSPs, SSPs, measurement platforms, and other strategic partners that enhance our demand, creative, performance, and measurement capabilities. Through these partnerships, we are able to give advertisers a holistic view of campaign outcomes across TV streaming and mobile, such as app installs, in-app activity, and long-term customer value. For example, we have a partnership that delivers advanced AI-powered measurement to quantify campaign impact beyond traditional attribution models, providing advertisers with more accurate return on investment on TV streaming. We also have a partner integration with Roku Ads Manager to enable SMBs to efficiently repurpose social media content for TV streaming, reducing production costs and complexity to make advertising on TV more accessible.
International Markets
The shift from traditional TV to TV streaming is a global phenomenon, as it offers viewers better choice and greater control over their entertainment. We believe that the value our business delivers to viewers, content partners, and advertisers is as compelling in international markets as it is in the United States. Today Roku streaming devices are available in 15+ countries. We are the leading TV streaming platform in the United States, Canada, and Mexico by hours streamed. Internationally, we continue to grow our footprint and deepen our presence in key markets. In 2025, we expanded the Roku player lineup, launching the Roku Streaming Stick and Roku Streaming Stick Plus in Canada, Mexico, the United Kingdom and Central and South America including Argentina, Brazil, Chile, Colombia, Peru, Costa Rica, El Salvador, Honduras, Guatemala, Nicaragua, and Panama.

In Latin America, we announced Roku TV models with new partners in Brazil, Colombia, Chile, and Peru. We also announced Roku TV models with new partners in the United Kingdom. In international markets, we plan to continue to focus on building scale first, increasing engagement, and ultimately driving monetization.
We are successfully growing The Roku Channel audience internationally. The Roku Channel is available on devices powered by the Roku TV OS in the United Kingdom, Canada, and Mexico. With strong scale and engagement, we are working to grow monetization in Mexico and Canada. Mexico remains the app’s largest market outside of the United States by Streaming Households and Streaming Hours. In Mexico, we launched Premium Subscriptions and announced a strategic partnership to give advertisers and agencies direct access to Roku’s scale, premium content, and innovative advertising formats through a single, trusted partner. We also launched the Roku Sports Experience in Mexico to aggregate and organize sports programming from across our platform into a single location. In Brazil, we added 30 FAST channels to our Live TV Guide and launched our ad platform, enabling brands and publishers to reach Brazilian viewers through our premium ad-supported content, backed by advanced targeting, measurement, and proprietary data.
Sales and Marketing
We engage in a wide variety of sales and marketing activities to continuously grow scale, engagement, and monetization, and we dedicate significant resources to this area. Our sales and marketing activities are primarily focused on building and expanding relationships with content partners, advertisers, TV brands, and retailers, and driving sales of our products and our licensed Roku TV partners’ products to consumers through retail distribution channels.
We have dedicated business development teams that develop and maintain relationships to promote and build awareness of the features and advantages of our streaming platform among content partners, advertisers, and TV brands. Our data science team supports our sales and marketing efforts by analyzing data on our streaming platform to increase effectiveness for our content partners and advertisers as well as for our consumer marketing campaigns. Our relationship with content partners is typically client-direct. Through our dedicated content partner relationship management team, we enter into agreements with content partners to distribute their apps on our streaming platform, or license their content for The Roku Channel, or both. As part of our distribution agreements with ad-supported apps, we typically secure direct access to a portion of the content partners’ video advertising inventory for our monetization, and our sales efforts are differentiated and complementary to that of our content partners. Whereas our content partners typically feature their brand and content in their sale, we focus on delivering a large streaming audience across many apps and via other Roku-branded experiences such as the Roku Home Screen at once using our own data. We sell advertising to a wide range of advertisers helping them reach their goals across numerous key performance indicators.
We continue to develop relationships with third-party partners and ad-buying platforms (e.g., major direct holding company and ad agency relationships, DSPs, SSPs, retail media networks, and other strategic partners) to reach marketers buying programmatic advertising on such platforms and to create more demand opportunities for our advertising inventory. Our ad sales teams and products are organized into groups that specialize in the unique needs of each area: agency holding companies and Fortune 500 brands, independent agency and mid-market clients, content partners and entertainment brands, performance and direct-to-consumer brands, and international markets.
We work with our licensed Roku TV partners to assist in all phases of the development of Roku TV models, including planning, manufacturing, and marketing. In the United States, the majority of our products and our licensed Roku TV partners’ products are sold through brick and mortar retailers, such as Best Buy, Target, and Walmart, including their online sales platforms, and online retailers such as Amazon, and to a lesser extent our website (excluding Roku TV models). We also sell products internationally through distributors and to retailers. Amazon, Best Buy, Walmart, and Target collectively accounted for 81% of our Devices revenue for the year ended December 31, 2025. We support retailers with an experienced sales management team and work closely with these retailers to assist with marketing and product mix forecasting. We intend to continue to invest significant resources in our sales and marketing efforts.
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
Research and Development
Our research and development model relies on a combination of in-house staff and outsourced development and manufacturing partners to cost-effectively improve and enhance our platform, and to develop new TVs, players, audio products, features, and functionality. We work closely with content partners, advertisers, and licensed Roku TV partners to understand their current and future needs. We have designed a product development process that seeks to take input from our partners into account when making decisions about our future product and service offerings. In addition, we solicit user feedback in the development of new features and enhancements to our platform. We are also continuing to invest in AI-powered and machine learning capabilities, which we believe have the potential to enhance the value of our products and services to viewers and business partners, as well as to automate internal processes and help our business run more efficiently. We intend to continue to invest significantly in research and development to bring new or improved products and services to market.
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
Government Regulation
Our business and our products and platform are subject to numerous U.S. federal, U.S. state, and foreign laws and regulations covering a wide variety of subject matters. These laws and regulations include general business regulations and laws, as well as regulations and laws specific to providers of streaming services and internet-connected devices.
For example, in both the United States and abroad, the regulatory framework for privacy and data security issues is rapidly evolving. U.S. federal and state consumer protection regulators generally exercise oversight of consumer protections, often bringing enforcement actions for unfair acts or deceptive practices related to privacy and security or other consumer protection matters. An increasing number of states have passed, or are considering, legislation to govern consumer privacy or consumer protection online. Likewise, foreign jurisdictions in which we operate impose different, and sometimes more stringent, consumer and privacy protections, compared to the United States. Consumer privacy and consumer protection laws, and regulators’ interpretations of these laws, may become more diverse and restrictive over time, increasing the challenges and costs associated with complying with these laws in all jurisdictions. Governments in both the United States and other jurisdictions also have adopted, or are considering adoption, of laws and regulations intended to protect minors’ privacy and otherwise protect minors from perceived harms online. Privacy and other laws also may limit the ability of advertisers to fully utilize our platform, which could have a negative impact on our business.
In addition, the internet is a vital component of our business and is subject to a variety of laws and regulations in jurisdictions throughout the world. We historically have relied on the openness and accessibility of the internet to conduct our business, and government regulations that impede the preservation of the open internet could harm our business. Regulators in the United States and abroad regularly evaluate policy changes that could affect the openness of the internet.
Our business also is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which we operate and the countries in which our contract manufacturers, component suppliers, and other business partners are located. For example, the threat, implementation, or modification of new import restrictions in the United States, as well as any retaliatory measures adopted by affected U.S. trade partners, could prove disruptive to the business environment in which we operate.
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
New laws and regulations, individually or in the aggregate, could increase our cost of doing business, impact our competitive position, or otherwise have an adverse effect on our business. The costs of compliance with these laws and regulations are substantial and are likely to increase in the future. Compliance with existing or future laws and regulations, including, but not limited to, those pertaining to internet and online services, data privacy and security, minors’ safety, consumer protection, global trade, environmental protection, employee health and safety, and taxes, could have an adverse impact on our business in subsequent periods. If we fail to comply with these laws and regulations, we may be subject to significant liabilities and other penalties as well as harm to our reputation. For additional information about government regulation applicable to our business and associated risks, see Item 1A, Risk Factors, elsewhere in this Annual Report.
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
As of December 31, 2025, we had approximately 1,800 issued patents and 650 pending applications in the United States and foreign countries. We also license technology from third parties when we believe it will facilitate our product offerings or business. For information about the intellectual property risks applicable to our business, see Item 1A, Risk Factors, elsewhere in this Annual Report.
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
•TV brands that offer their own TV streaming solutions within their TVs as well as other devices such as game consoles, DVD players, and set-top boxes that leverage their own operating systems;
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
As the TV streaming marketplace continues to develop, we may become subject to additional competition as we introduce or develop new products and services, as our existing products and services evolve, or as other companies introduce competing products and services.
Human Capital Management
We believe our success depends on our culture and our ability to attract and retain our employees. As of December 31, 2025, we employed approximately 3,600 full-time employees located in 15 countries. Only our employees in Brazil are represented by a labor union with respect to their employment. Most of our employees have a hybrid work schedule (consisting of both in-person work and working from home).
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
Across Roku, teams are expected to communicate clearly, in real time. Because our employees are trusted and encouraged to make decisions, our leadership communicates plans, milestones, and strategic context broadly, and our employees are trusted to maintain the confidentiality of such information. Our employees are encouraged to leverage our broad talent base for varied points of view when making decisions. As we grow our business, our goal is to ensure that Roku continues to be a great place to work and thrive.
We are committed to fostering an inclusive workplace to strengthen teamwork, build exceptional products, and deliver the best TV streaming content. We believe our employees should feel valued and empowered to contribute, collaborate, and thrive. Our Inclusion Strategy team partners across Roku to advance inclusion through strategic programs, support our employee resource groups, expand talent communities, and amplify our employer brand story. Beyond the employee experience, as a global TV streaming platform, we seek to delight our consumers through inclusive content, services, and partnerships that enrich the Roku Experience for our audiences everywhere. Our Inclusion Strategy and Roku Media teams elevate storytelling that authentically represents and resonates with audiences from different backgrounds.
Purposeful investments in developing future talent across our industry are made through our Social Impact program. Through collaboration with educational and workforce development organizations, employees share their expertise to offer young people valuable industry insights and hands-on experiences. We also work with industry partners to connect a broad range of talent to real-world opportunities in media and entertainment.
Our Learning and Growth team provides our employees with the training and development needed to support our strategic priorities and growth. Our employee development programs begin with a comprehensive new hire onboarding experience covering our culture, business, and the resources needed to increase our new hires’ speed to productivity. In addition to required trainings, we offer employees a suite of highly encouraged offerings covering topics such as high-performance feedback, career development, change management, and communication skills. Managers are provided with training on expectations for managers and have access to a 1:1 leadership coaching program to support new and newly promoted leaders in managing and leading effectively. In addition, all employees have access to on-demand technical and non-technical skill development through LinkedIn Learning. We intend to continue to review, refresh, purchase, and custom-build additional training materials to support our global employees’ performance and development needs.
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

•maintaining an appropriate supply of quality video advertising inventory on our platform and effectively selling the available supply;
•irrelevant or unengaging advertising campaigns on our streaming platform;
•our ability to successfully utilize programmatic advertising technology;
•our ability to further monetize our streaming platform;
•our ability to successfully operate and monetize our owned and operated streaming services;
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
•our ability to build and maintain a strong brand and customer satisfaction and loyalty;
•our and our licensed Roku TV partners’ reliance on contract manufacturers and ability to accurately forecast manufacturing requirements and manage supply chain and inventory levels;
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
•our ability to successfully complete acquisitions and strategic transactions and integrate acquired businesses;
•our ability to comply with the terms of our outstanding credit facility;
•our ability to secure funds to meet our financial obligations and support our planned business growth;
•our uninsured cash deposits;
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
The global TV streaming industry—including the sale of TV streaming devices as well as the sale of advertising, subscription services, and other on-demand content on TV streaming platforms—is highly competitive. Our success depends in part on user acquisition and retention and the effective monetization of our streaming platform. To attract and retain users, we must respond efficiently to changes in user tastes and preferences and offer our users access to the content they demand on terms that they accept. Effective monetization requires us to continue to update the features and functionality of our streaming platform for users, content partners, and advertisers. We also must effectively support popular sources of streaming content that are available on our platform. And we must respond rapidly to actual and anticipated market trends in the TV streaming industry.
Large companies such as Amazon, Apple, and Google offer TV streaming devices that compete with Roku streaming devices and those of our licensed Roku TV partners and the Roku TV OS. Google licenses its Android operating system software for integration into smart TVs, including those of certain of our existing TV partners, and service provider set-top boxes, and Amazon licenses its operating system software for integration into smart TVs and sells Amazon-branded smart TVs. We also face increased competition from Walmart (which makes and sells Onn. branded streaming products, including co-branded Roku TV models), in light of its acquisition of Vizio (which makes and sells smart TVs with a proprietary operating system) and the integration of Vizio’s operating system into Walmart products instead of other third-party proprietary operating systems. These companies have greater financial resources than we do and can subsidize the cost of their streaming devices or licensing arrangements to promote their other products and services, which could make it harder for us to acquire new users, retain existing users, increase Streaming Hours, and monetize our streaming platform. These competitors could also implement standards or technology that are not compatible with our products or that provide a better streaming experience and have greater resources to more aggressively promote their brands through advertising than we do.
In addition, we compete for Streaming Hours with many TV brands, including certain of our existing TV partners, that offer their own TV streaming solutions within their TVs, mobile streaming applications on smartphones and tablets, and other devices and platforms, such as game consoles with TV streaming functionality. Similarly, some service operators, such as Comcast and Charter Communications (and their joint venture, Xumo, LLC), offer TV streaming applications and devices as part of their cable service plans and can leverage their existing user bases, installation networks, broadband delivery networks, and name recognition to gain traction in TV streaming. If viewers of TV streaming content prefer alternative products to Roku streaming devices, we may not be able to achieve our expected growth in our key performance metrics.
To remain competitive and maintain our position as a leading TV streaming platform, we need to continuously invest in our platform, product development, marketing, service and support, and device distribution infrastructure. In addition, evolving TV standards and unknown future developments may require further investments in the development of Roku streaming devices, our streaming platform, and our other products and services. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, some of our competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, sales, marketing, and other resources than us, which provide them with advantages in developing, marketing, or servicing new products and offerings. Our competitors also may enter into business combinations or partnerships that strengthen their competitive positions. As a result, they may be able to respond more quickly to market demand, devote greater resources to the development, promotion, sales, and distribution of their products or their content, and influence market acceptance of their products better than we can. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Sustained competition could reduce our sales volume, revenue, gross profit, and operating margins, result in pricing pressure, increase our operating costs, harm our competitive position, and otherwise harm our business.
To enhance our users’ experience, we also offer other Roku-branded products, including projectors, smart home products and services, and audio products, and we face additional competition in these product categories. If these products do not operate as designed or do not enhance the Roku Experience as we intend, our users’ overall experience may be diminished, which may harm our competitive position and otherwise harm our business.
Our competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform.
We operate in a highly competitive advertising industry and compete for revenue from advertising with other streaming platforms and services, social media platforms, and other digital platforms, as well as traditional media, such as radio, broadcast, cable and satellite TV, and satellite and internet radio. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. Many major SVOD services now have ad-supported SVOD tiers, which has further increased competition for streaming TV advertising revenue. These services, as well as AVOD and FAST services, sell advertising inventory in their ad-supported content that is distributed on our streaming platform. Our business and growth prospects may be harmed if we are unable to increase our revenue from advertising by, among other things, continuing to improve our streaming platform’s capabilities to further optimize and measure advertisers’ campaigns; continuing to increase our streaming platform’s reach; increasing, differentiating, and selling our advertising inventory, including video advertising inventory we sell in The Roku Channel, video advertising inventory that we acquire through our streaming services distribution agreements, and display ads included throughout the Roku Experience; innovating our ad product offerings; and maintaining a strong advertising sales team and programmatic capabilities. See also “—If we are unable to maintain an appropriate supply of quality video advertising inventory on our streaming platform or generate sufficient demand to effectively sell our available video advertising inventory, our business may be harmed.”
If advertisers continue to devote a substantial portion of their advertising budgets to advertising in traditional media or on other digital platforms rather than on advertising on our streaming platform, the future growth of our business may be negatively impacted.
Many advertisers continue to devote a substantial portion of their advertising budgets to advertising in traditional media or on other digital platforms, such as traditional TV, radio, print publications, and social media. The future growth of our business depends on the growth of advertising on TV streaming platforms and on advertisers increasing their spending on advertising on our TV streaming platform. Although traditional TV advertisers have shown growing interest in advertising on TV streaming platforms, we cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising or shift their advertising spending to social media and other digital platforms. In addition, if we are unable to compete with social media and other digital platforms to win business from advertisers and advertising agencies who have traditionally advertised on these platforms, such as direct-to-consumer and small or medium-sized businesses, our ability to grow our business may be limited. If advertisers, or their agency relationships, do not perceive meaningful benefits of advertising on TV streaming platforms, our business may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

Finally, there is political or regulatory pressure in some countries to limit streaming TV advertising (including limiting the advertising that may be associated with children’s content) or impose local content or prominence requirements on streaming TV services, which could pose a threat to our operating results and our ability to grow our business.
If we are unable to maintain an appropriate supply of quality video advertising inventory on our streaming platform or generate sufficient demand to effectively sell our available video advertising inventory, our business may be harmed.
Our business model depends on our ability to maintain an appropriate supply of video advertising inventory on our streaming platform and sell it to advertisers. While The Roku Channel has historically served as a valuable source of video advertising inventory for us to sell, there is no guarantee that it will continue to do so in the future. If The Roku Channel is unable to secure content that is appealing to our users and advertisers, or is unable to do so on terms that provide a sufficient supply of advertising inventory at reasonable cost, our supply of video advertising inventory will be negatively impacted. We are also dependent on our ability to monetize video advertising inventory within other ad-supported apps on our streaming platform and seek to sell such inventory from the content partners of such apps. We may fail to attract content partners that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform or fail to obtain access to a sufficient supply of such advertising inventory from the publishers.
Our access to video advertising inventory in ad-supported streaming apps on our streaming platform varies greatly among apps and the amount, quality, and cost of video advertising inventory available to us can change at any time. Accordingly, we may not have access to a significant portion of the video advertising inventory on our streaming platform. For certain apps, including YouTube, we have no access to video advertising inventory at this time, and we may not secure access in the future. Moreover, we have in the past been unable, and in the future may be unable, to obtain access to video advertising inventory on ad-supported tiers of SVOD services on mutually agreeable terms, or at all. If we cannot grow, maintain, and generate sufficient demand for an appropriate supply of quality video advertising inventory at reasonable costs to keep up with demand or sell such advertising inventory at our desired price, our business may be harmed.
If the advertising campaigns that run on our streaming platform decrease or are not relevant or not engaging to our users, our business may be harmed.
We have made, and are continuing to make, investments to engage with more advertisers and content partners, and enable them to deliver more relevant advertising campaigns to our viewers. Historically, a small number of advertisers and content partners have accounted for a significant portion of the spending on ads integrated into our UI, and we are making efforts to expand the number and categories of advertisers spending on these ads. If our advertisers and content partners decrease spending on ads integrated into our UI, or if our efforts to broaden the categories of advertisers spending on these ads are unsuccessful, our financial condition and operating results may suffer, and our business may be harmed. For example, consolidation among content partners has in the past resulted, and may in the future result, in decreased spending on ads integrated into our UI.
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
Programmatic streaming TV ad buying is growing within the industry, and advertisers and advertising agencies can programmatically purchase and manage their streaming TV, desktop, and mobile advertising campaigns both off and on the Roku platform through third-party mechanisms (such as third-party DSPs and SSPs) and through our media buying channels. If we are unable to expand our programmatic demand by maintaining and developing third-party demand relationships in a way that is competitive with other advertising platforms, our business could be harmed. We also may not be able to adapt to changes or trends in programmatic streaming TV advertising, which would harm our ability to grow our advertising revenue and harm our business.
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
Our business model depends on our ability to generate Platform revenue from advertisers and content partners. We generate Platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, the sale of owned and operated subscription services, and the sale of branded app buttons on remote controls). As such, we are seeking to expand our user base and increase Streaming Hours in an effort to create additional Platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of Streaming Hours does not correlate with Platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed or every user on our platform. Moreover, Streaming Hours on our platform are measured whenever a Roku streaming device is streaming content, whether a viewer is actively watching or not. For example, if our streaming player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep without stopping or pausing the player, then a particular streaming app may continue to play content for a period of time determined by the streaming app. The Roku TV OS’s “Are you still watching?” feature, which prompts users to confirm they are still watching, does not resolve this lack of correlation.
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
Certain apps available on our streaming platform are focused on increasing user engagement and time spent within their apps by allowing users to purchase additional content and streaming services within their apps. When users purchase these products and services in-app rather than from us, we may earn less revenue than when such products and services are purchased directly from us. Additionally, if our users spend most of their time within particular apps where we have limited or no ability to place advertisements or leverage user information, or our users opt out from our ability to collect data for use in providing more relevant advertisements, we may not be able to achieve our expected growth in Platform revenue, gross profit, or certain key performance metrics. Additionally, our distribution agreements with our most popular apps are renegotiated periodically, and changing commercial terms could affect our ability to monetize those apps.
The monetization of our streaming platform may not continue to grow as we expect, and at times our Platform revenue growth has been, and may in the future be, lower than expected due to advertising inventory supply and demand imbalances; advertisers significantly curtailing or pausing advertising spending due to macroeconomic factors or other factors beyond our control; competitive pressures from video advertising offerings on other TV streaming platforms or services; the non-binding nature of advertisers’ spending commitments; fluctuations in streaming services subscription prices; or changes in consumer behaviors related to subscriptions for streaming services. To materially increase the monetization of our streaming platform through the sale of video advertising, we must generate significantly more advertising revenue on our streaming platform as well as deliver ad-supported content that results in our users streaming significantly more ad-supported content. We cannot assure you that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.
We are subject to various risks in connection with the operation and monetization of our owned and operated streaming services.
We have three owned and operated streaming services: The Roku Channel, Howdy, and Frndly TV. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion, and operation of The Roku Channel, which we monetize primarily through advertising, and Howdy and Frndly TV, which we monetize primarily through subscription fees. From time to time, we may remove underperforming content from our owned and operated streaming services and record a charge related to such removal.
In order to attract users to our owned and operated streaming services, we must secure rights to stream content that is appealing to our users and advertisers. In part, we do this by directly licensing certain content from content owners, such as television and movie studios. Our agreements with these content owners have varying terms and provide us with rights to make specific content available during certain periods of time. Upon expiration of these agreements, we must re-negotiate and renew these agreements with the existing content owners, or enter into new agreements with other content owners, to obtain rights to distribute additional titles or to extend the duration of the rights previously granted. If we cannot enter into content license agreements to access content that enables us to attract and retain users to our owned and operated streaming services, or if the content we do secure rights to stream is ultimately not appealing to our users and advertisers, usage of our owned and operated streaming services may decline, and our business may be harmed. Further, even if we successfully monetize our owned and operated streaming services in the United States, we may not be successful in monetizing them in international markets. See also “—We may be unable to successfully expand our international operations, and our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.”
In addition, we produce original content for distribution on The Roku Channel and other platforms, but we may not succeed in doing so in a cost-effective manner that furthers the growth of The Roku Channel and increases its appeal to our users and advertisers. We also assume risks associated with content production, such as completion and key talent risks, and the risk of litigation and claims related to our content production.
Furthermore, if the advertisements on our ad-supported streaming services are not relevant to our users or are overly intrusive and impede our users’ enjoyment of the available content, our users may not stream content and view advertisements on our streaming services, and our streaming services may not generate sufficient revenue from advertising to be cost effective for us to operate. In addition, we distribute our streaming services on platforms other than our own streaming platform, and we may not be successful in attracting a large number of users or generating significant revenue from advertising or subscription fees on such other streaming platforms.
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
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the fiscal year ended December 31, 2025, the top three streaming services (excluding The Roku Channel) represented nearly half of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, user base, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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
The non-renewal or early termination of agreements with our content partners may result in the removal of certain apps or app features from our streaming platform and harm our streaming device sales, user base growth, engagement, and monetization.
Our agreements with content partners generally have terms of one to three years and can be terminated before the end of the term by the content partner under certain circumstances, including if we materially breach the agreement, become insolvent, enter bankruptcy, or commit fraud. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these content partners on our streaming platform. We have in the past been unable, and in the future may not be able, to reach a satisfactory agreement with certain content partners before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, or if a content partner terminates an agreement with us before its expiration, we may be required to temporarily or permanently remove certain apps or app features from our streaming platform.
The loss of such apps or app features from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content partners on terms favorable to us, or at all, or if these content partners face problems in delivering their content across our streaming platform, we may lose app partners or users, and our streaming device sales, user base growth, engagement, and platform monetization may be harmed.

If our content partners do not participate in new features that we may introduce from time to time or choose to develop their apps on alternative streaming platforms, our business may be harmed.
As our streaming platform and products evolve, we will continue to introduce new features, which may or may not be attractive to our content partners or meet their business or technical requirements. For example, some content partners have elected not to participate in new Roku Home Screen Menu features (such as “What to Watch”) or in our Roku Zones (collections of related content across our streaming platform) or have imposed limits on our data gathering for usage within their apps. See also “—We may not be successful in our efforts to further monetize our expanding user base and streaming activity as we increase the amount of content offered and streamed across our platform, which may harm our business.” In addition, our streaming platform utilizes our proprietary Brightscript scripting language to allow our content partners to develop and create apps on our streaming platform. Certain content partners may find other languages, such as HTML5, more attractive to develop for and shift their resources to developing their apps on other platforms. If key content partners do not find our streaming platform simple and attractive to develop apps for, do not value and participate in all of the features and functionality that our streaming platform offers, or determine that our software developer kit or new features of our platform do not meet their requirements, our business may be harmed.
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
We license the Roku TV OS and our smart TV reference designs to certain TV brand and manufacturing partners for the development, manufacture, and commercialization of licensed Roku TV models and, for a number of years, the sale of Roku TV models by our licensed Roku TV partners has materially contributed to growth in our user base and Streaming Hours and supported our platform monetization efforts. As our Roku TV licensing program has expanded to certain markets outside the United States, international users are representing an increasing share of our user base. We have developed, and intend to continue to develop and expand, relationships with these TV brand and manufacturing partners as we continue to invest in the growth and expansion of our Roku TV program both in the United States and international markets. We typically do not receive or expect license revenue from these license arrangements but incur operating expenses to establish and support them. The economic benefits that we derive from these license arrangements are and will likely continue to be indirect, primarily growth of our user base and increasing Streaming Hours, and enabling us to generate more streaming services distribution and advertising-related revenue on our platform. If these arrangements do not continue to result in increased user base and Streaming Hours, and if that growth does not in turn lead to successfully monetizing that increased user activity, our business may be harmed. See also “—We may not be successful in our efforts to further monetize our expanding user base and streaming activity as we increase the amount of content offered and streamed across our platform, which may harm our business.”
The loss of a relationship with a licensed Roku TV partner (including as a result of our sales of Roku-made TVs that are designed, made, and sold by us) could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and retail distribution channels, increase our marketing costs, and result in the loss of revenue. If we are not successful in maintaining existing and creating new relationships with any of these licensed Roku TV partners, or if we encounter technological, content licensing, or other impediments to these relationships, our ability to grow or maintain our business could be adversely impacted.
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
To continue to grow our user base, we must maintain and expand retail sales channels for our products and for the Roku products sold by our partners or licensees. The majority of our products and our licensed Roku TV partners’

products are sold through brick and mortar retailers and their online sales platforms, as well as online-only retailers. We also sell certain products directly through our website and internationally through distributors and retailers. As we are still a relatively recent entrant in certain international markets, we may not have established a strong reputation or relationships with retailers for those markets as compared to our retail sales channels in the United States or our competitors in international markets. See also “—We may be unable to successfully expand our international operations, and our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.”
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
We are reliant on certain retailers or distributors. Amazon, Best Buy, Target, and Walmart in total accounted for 81% of our Devices revenue for each of the years ended December 31, 2025 and 2024. Furthermore, our licensed Roku TV partners may be reliant on the same or other retailers and distributors for a significant portion of their unit sales of Roku TV models. At times, certain retailers and distributors have reduced the number of our and our licensed Roku TV partners’ products available for sale, have chosen not to prominently display those products in their stores or on their websites, or have discontinued selling those products. Such actions have in the past decreased, and may in the future decrease, the volume of our or our licensed Roku TV partners’ products sold. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
In addition, at times our existing licensed Roku TV partners have chosen to work exclusively with, or divert a significant portion of their business with us, to other operating system developers. This may adversely impact our ability to continue to license the Roku TV OS and our smart TV reference design to TV brands and to grow our user base and monetize the Roku TV OS. Traditional retailers have limited shelf and end cap space in their stores and limited promotional budgets, and online retailers have limited prime website product placement space. Competition is intense for these resources, and a competitor with more extensive product lines, stronger brand identity, and greater marketing resources, such as Amazon or Google, possesses greater bargaining power with retailers. In addition, our online retailers, which sell or may sell their own competitive streaming devices, smart TVs, and smart home devices, may market and promote their products more prominently on their websites, and could refuse to offer or promote our products on their websites. We also face increased competition with Walmart (which currently makes and sells Onn. branded streaming products, including co-branded Roku TV models), in light of Walmart’s acquisition of Vizio (which also makes and sells smart TVs with a proprietary operating system) and the integration of Vizio’s operating system into Walmart products instead of other third-party proprietary operating systems. See also “—If our efforts to build and maintain a strong brand and customer satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our business may be harmed” and “—If we fail to differentiate our streaming platform and compete successfully with our competitors, it will be difficult for us to attract and retain users and our business will be adversely impacted.” Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, could require us to increase our marketing or other expenditures to maintain our product visibility or could result in reduced visibility for our products, which may harm our business. In particular, the availability of product placement during peak retail periods, such as the holiday season, has in the past prevented, and may in the future prevent, us from effectively selling our products during these periods.
If our efforts to build and maintain a strong brand and customer satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our business may be harmed.
Building and maintaining a strong brand is important to attract and retain users, as potential users have many TV streaming choices. Successfully building a brand is a time-consuming and comprehensive endeavor, and our brand may be negatively impacted by factors, some of which are beyond our control, such as the quality and reliability of the Roku TV models made by our licensed Roku TV partners and the quality of the content provided by our content partners. Our competitors may be able to achieve and maintain brand awareness and consumer demand for their products more quickly and effectively than we can. Many of our competitors are larger companies and may have greater resources to devote to the promotion of their brands through traditional advertising, digital advertising, or website product placement. See also “—If we fail to differentiate our streaming platform and compete successfully with our competitors, it will be difficult for us to attract and retain users and our business will be adversely impacted.” If we are unable to execute on building a strong brand, it may be difficult to differentiate our business and streaming platform from our competitors in the marketplace, which may adversely affect our ability to attract and retain users and harm our business.
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

If we or our licensed Roku TV partners encounter problems with contract manufacturers or fail to accurately forecast inventory needs, our business may be harmed.
We do not have any internal manufacturing capabilities and rely on a limited number of contract manufacturers to build our players, smart home products, and Roku-made TVs. Similarly, while some of our licensed Roku TV partners have internal manufacturing capabilities, others rely primarily or exclusively upon contract manufacturers to build the Roku TV models that our licensed Roku TV partners sell to retailers. If we or our Roku TV partners have difficulties with contract manufacturers, our business may be harmed.
Contract manufacturers are vulnerable to, among other issues: capacity constraints; reduced component availability; production, supply chain, or shipping disruptions, delays, or increased costs, including from labor disputes, strikes, mechanical issues, quality control issues, natural disasters, geopolitical conflicts, and public health crises; and the impact of existing and evolving U.S. or foreign tariffs, trade policies and regulations, or sanctions restrictions on components, finished goods, software, other products, or data transfers. As a result, we and our Roku TV partners have limited control over delivery schedules, manufacturing yields, and costs, particularly when components (such as memory chips) are in short supply or new products are introduced.
We and our Roku TV partners also have limited control over contract manufacturers’ quality systems and controls, and must rely on contract manufacturers to manufacture products to requisite quality and performance standards and specifications. Delays, component shortages, quality issues, and other manufacturing and supply problems in the past have impaired, and could in the future impair, the retail distribution of our products (including Roku TV models) and ultimately our brand. Furthermore, any adverse change in contract manufacturers’ financial or business condition could disrupt the supply of products to retailers and distributors.
We also rely on our contract manufacturers and other contractors to perform some of the development work on our products. The contract manufacturers or other contractors may be unwilling or unable to successfully complete desired development or fix defects or errors in a timely manner. Delays in development work by contract manufacturers or contractors could delay launch of new or improved products.
Our contracts with our contract manufacturers generally may not contain terms that protect us against development, manufacturing, inventory, and supply disruptions or risks. For example, such contracts may not obligate our contract manufacturers to supply our products in any specific quantity or at any specific price. If our contract manufacturers are unable to fulfill our production requirements in a timely manner, if their costs increase because of supply issues (such as a memory chip shortage), inflationary pressures, U.S. or international tariffs, sanctions, export or import restrictions, or if they decide to terminate their relationship with us, we may not be able to meet the demand for our products, our order fulfillment may be delayed or terminated, and we would have to attempt to identify, select, and qualify acceptable alternative contract manufacturers. Some of our contracts may require us to reimburse our contract manufacturers for any excess materials and components they purchase in advance in an effort to meet our projected needs or that were not used as a result of our decision to discontinue a certain model or the use of particular components. If we fail to accurately forecast our manufacturing requirements for our products and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays, and lose revenue.
Alternative contract manufacturers may not be available when needed or may not be in a position to satisfy production requirements at commercially reasonable prices, to requisite quality and performance standards on a timely basis, or at all. Any significant interruption in contract manufacturing for any reason could require the reduction of the supply of products to retailers and distributors. Any of these circumstances could reduce our revenue, or cause us to incur higher costs than anticipated, which would negatively impact our Devices gross margin.
In addition, contract manufacturers’ facilities, and the facilities of contract manufacturers’ suppliers, are located in various geographic areas that may be subject to political, economic, labor, trade, public health, social, and legal uncertainties, including Brazil, China, Mexico, Taiwan, Thailand, and Vietnam, and such uncertainties may harm or disrupt our relationships with these parties or their ability to perform. For example, if the tensions between Taiwan and China escalate and impact the operations of contract manufacturers and their Taiwanese suppliers, our supply chain and our business could be adversely affected. We believe that the international location of these facilities increases supply risk, including the risk of supply interruptions, tariffs, and trade restrictions on exports or imports.
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
Although this approach allows us to maximize product performance on lower cost hardware, reduce engineering development and qualification costs, and develop stronger relationships with our strategic suppliers, this also creates supply chain and pricing risks. These sole-source suppliers could be constrained by fabrication capacity issues or material supply issues, such as U.S. or foreign tariffs, war or other government or trade relations issues, other export or import restrictions, as well as any retaliatory actions, on parts or components for finished products that are used in final assembly of their components (or on the finished products themselves), or shortages of key components.
In addition, a strategic supplier may stop producing such components, cease operations, be acquired by or enter into exclusive arrangements with our competitors or other companies, put contract manufacturers on allocation because of component shortages, decide to allocate manufacturing resources to other products (such as memory chips), or become subject to U.S. or foreign sanctions or export control restrictions or penalties. Such suppliers have experienced, and may in the future experience, production, shipping, or logistical constraints arising from macroeconomic conditions or other circumstances, such as inflationary pressures, geopolitical conflicts, and supply chain disruptions. Such interruptions and delays have in the past and may in the future force us to seek similar components from alternative sources, which may not always be available, and which may cause us to delay product introductions and incur air freight expense. Switching from a sole-source supplier may require that we adapt our software and redesign our products to accommodate new chips and components, and may require us to re-qualify our products with regulatory bodies, such as the U.S. Federal Communications Commission (“FCC”), which would be costly and time-consuming. Any interruption in the supply of sole-source components for our products could adversely affect our ability to meet scheduled product deliveries to our retailers and distributors, result in lost sales and higher expenses, and harm our business.
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
We plan to continue to introduce new products regularly, including, for example, the new Roku streaming devices and product enhancements we announced in 2025, and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content partners have the right to test and certify our new products before we can publish their apps. The certification processes can be time-consuming and introduce third-party dependencies into our product release cycles. If our content partners do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, we may not be able to offer certain products to all licensed Roku TV partners or we may not continue to offer certain apps. To continue to grow our user base and user engagement, we will need to prioritize development of Roku streaming devices to work better with new offerings, technologies, and systems. If we are unable to maintain consistent operability of Roku streaming devices that is on parity with or better than other platforms, our business could be harmed.
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
Our products and services are designed to be compatible with numerous industry standards. In many cases, these industry standards have numerous associated patents known generally as standard essential patents (“SEPs”). Traditionally, SEP patents have been licensed through large patent pools allowing licensees, such as Roku, to take a single license for the majority or even all of the patents relevant to a particular technology. Over time, this model has shifted to smaller pools and individual licensors, increasing the time, cost, and difficulty of SEP licensing. If we are unable to obtain a license to a necessary SEP on commercially reasonable terms, or at all, or find a suitable substitute technology that complies with the industry standard, our customer and partner relationships, as well as the competitiveness of our products and services, and our business may be harmed. See also “—We must continue to innovate and develop new and existing products and services to remain competitive, and new products and services expose our business to new risks.”
We must continue to innovate and develop new and existing products and services to remain competitive, and new products and services expose our business to new risks.
We must continually innovate and improve our products and services and develop new products and services to meet changing consumer demands. The introduction of a new product or service is a complex process, involving significant expenditures in research and development, promotion, and sales channel development, and can expose our business to new risks. For example, in 2025, we acquired Frndly TV and launched Howdy, both of which are owned and operated subscription streaming services. The introduction of new products and services or changes to our existing products and services may require us to comply with new laws and regulations and result in new or enhanced governmental or regulatory scrutiny, new litigation or claims, or other complications that could adversely affect our business, reputation, or financial results. In addition, our entrance into entirely new lines of business beyond our historical core business of TV streaming and advertising, such as our smart home products, may change our risk profile and subject us to risks that differ from the risks we face as a result of our historical TV streaming business.
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
We are incorporating AI technologies into some of our products and services, which may present operational, legal, and reputational risks.
We have incorporated and intend to continue to incorporate AI technologies, such as machine learning and generative AI, into our operations, products, and services. For example, we use AI technologies to power our content recommendation engine and our content row on the Roku Home Screen to provide more personalized recommendations. We also use AI technologies to improve measurement and performance in Roku Ads Manager and drive internal operational productivity and efficiency.
As with many innovations, AI presents risks and challenges that could adversely impact our business. AI technologies may create errors, inaccuracies, unintended biases, and discriminatory outcomes, or may create content that appears correct but is inaccurate or flawed. If the recommendations, content, or analyses that AI applications produce are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, legal liability, regulatory action, or reputational harm. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI technologies in many jurisdictions. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop or deploy AI technologies in our products or services. See also “—If government regulations or laws relating to the internet, video, advertising, or other areas of our business change, we may need to alter the manner in which we conduct our business, or our business could be harmed.” There can be no assurance that the measures we have taken to mitigate the potential risks related to AI technologies will be sufficient. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, may incur operating losses in the future, and may not be able to maintain profitability.
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain quarters, we may not be able to maintain profitability in the future. As of December 31, 2025, we had an accumulated deficit of $1,488.6 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to maintain profitability in the future. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
•our ability to maintain effective pricing practices in response to competitive market conditions or other macroeconomic factors, such as increased or changing taxes, inflation, or tariffs, and our ability to control costs, including our operating expenses;
•our revenue mix, which drives gross profit;
•supply of advertising inventory on our platform and advertiser demand for such inventory;
•seasonal, cyclical, or other shifts in revenue from advertising or product sales;
•the timing of the launch of new or updated products, apps, or features;
•the addition or removal of content or apps from our streaming platform;
•the expense and availability of content to license or produce for our owned and operated streaming services;
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
Our gross margins vary across our devices and platform offerings. Our Devices segment experienced negative gross margin for the year ended December 31, 2025, and our platform segment experienced positive gross margin for the year ended December 31, 2025. Gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations (including due to the impact of tariffs or other trade restrictions).
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
We have previously undertaken restructuring plans to adjust our investment priorities and manage our operating expenses, and we may do so again in the future. We have incurred, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives, and there can be no assurance that any restructuring plans and initiatives will be successful. Any restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
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
We currently generate the vast majority of our revenue in the United States and have limited experience marketing, selling, licensing, and supporting our products and running or monetizing our streaming platform outside the United States. In addition, we have limited experience managing the administrative aspects of a global organization. While we intend to continue to explore opportunities to expand our business in international markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our products and streaming platform services. Moreover, we face intense competition in international markets, especially because some of our competitors have already successfully introduced their products into new markets we are entering and have greater resources and experience managing a global organization.
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
•unstable political and economic conditions, social unrest, or economic instability, including due to pandemics, natural disasters, wars, terrorist activity, foreign invasions, tariffs, trade disputes, local or global recessions, diplomatic or economic tensions (such as the tension between China and Taiwan and the conflicts in the Middle East), long-term environmental risks, or climate change;
•adverse tax consequences, such as those related to changes in tax laws (including increased tax rates, the imposition of digital services taxes, and the adoption of global corporate minimum taxes and anti-base-erosion rules), changes in the interpretation of existing tax laws, and the heightened scrutiny by tax administrators of companies that have cross-border business activities;
•the imposition of customs duties on cross-border data flows for streaming services, such as in the event that the World Trade Organization (“WTO”) fails to extend the current moratorium on such duties or the moratorium is applied only among WTO member states that support a new e-commerce agreement;
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
In addition, we may face challenges in successfully deploying our three-phased business model—scale, engagement, and monetization—in international markets. Even if we successfully grow our user base in international markets, we may be unable to effectively grow our Streaming Hours or monetize user activity in those markets. If we invest substantial time and resources into international expansion and fail to achieve a timely return on that investment, our business and financial condition may be harmed.
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
Our ability to compete and grow depends in large part on the efforts and talents of our employees. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, workforce participation rates, immigration policies, and unstable political conditions. Our employees, particularly engineers and other product developers, are in demand, and we devote significant resources to identifying, hiring, training, successfully integrating, and retaining these employees. To attract top talent, we generally offer competitive compensation packages before we can validate the productivity of those employees. In addition, some companies offer a remote or hybrid work environment, which may increase the competition for employees from employers outside of our traditional office locations. To retain employees, we have in the past and may in the future need to increase our employee compensation levels or other benefits in response to competition and other business and macroeconomic factors. The loss of employees or the inability to hire additional skilled employees necessary to support our growth could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause disruptions.
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
We may pursue acquisitions and other strategic transactions involving a number of risks, which could harm our business if not successfully addressed.
We have acquired, and may in the future acquire, businesses, products, technologies, or other assets to expand our offerings and capabilities, user base, and business. For example, in May 2025, we acquired Frndly TV, a subscription streaming service that offers live TV, on-demand video and cloud-based DVR, to support our focus on growing Platform revenue and Roku-billed subscriptions. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions, including acquisitions; however, these acquisitions and other strategic transactions may not ultimately be successful. Certain acquisitions and other strategic transactions could be material to our financial condition and results of operations, and any anticipated benefits from an acquisition or other strategic transaction may never materialize.
Acquisitions and other strategic transactions may require the expenditure of cash, dilutive issuances of equity securities, or the incurrence of debt, which could adversely affect our operating results, and result in unfavorable accounting treatment. In addition, acquisitions have in the past, and may in the future, expose us to claims and disputes by third parties, including intellectual property claims. Acquisitions and other strategic transactions may not generate sufficient financial returns to offset related costs and expenses.
In addition, the process of integrating acquired businesses, products, or technologies has created, and may in the future create, unforeseen operating difficulties and expenditures, in particular when the acquired businesses, products, or technologies involve areas of operation in which we have limited or no prior experience. Acquisitions of businesses, products, or technologies in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays, or other operational problems, and if we were unable to address such risks successfully, our business could be harmed.
Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.
On September 16, 2024, we entered into a credit agreement (the “Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Agent”), providing for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements. As of December 31, 2025, we had not borrowed against the Credit Agreement.
The Credit Agreement contains financial covenants requiring the maintenance of a minimum interest coverage ratio and a maximum total net leverage ratio, as well as customary events of default, the occurrence of which could result in amounts borrowed under the Credit Agreement becoming due and payable and remaining commitments terminated before the initial termination date on September 16, 2029. The Credit Agreement also contains a number of customary affirmative and negative covenants that, among other things, impose restrictions, subject to certain exceptions, on indebtedness, liens, fundamental changes, investments, asset dispositions, restricted payments, dividends and distributions, prepayment of other indebtedness, transactions with affiliates, restrictive agreements, amendments of material documents, and the abandonment of intellectual property. The obligations under the Credit Agreement, along with certain swap and banking services obligations, are secured by substantially all the assets of us and our subsidiaries that are guarantors under the Credit Agreement, except for certain customary excluded assets.
As of December 31, 2025, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, fail to make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If any future outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.
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
Our liquidity and financial performance could be adversely affected by uninsured cash deposits.
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
Macroeconomic uncertainties, such as volatility in financial markets, higher inflation and interest rates, potential economic slowdown or recession, geopolitical developments, changes in economic or government policies (including the unknown impact of tariffs), and global supply chain constraints (including scarcity or increased prices of components or increased shipping costs) have in the past adversely impacted, and may in the future adversely impact, our business, results of operations, and financial condition.
Tariffs and other trade barriers or restrictions could increase our costs, as well as the costs of our contract manufacturers and our licensed Roku TV partners, and decrease our Devices gross margins. See also “—Changes in U.S. or foreign trade policies, geopolitical conditions, general economic conditions, and other factors beyond our control may adversely impact our business and operating results.” Our business is dependent on consumer discretionary spending and advertising spending, both of which are susceptible to changes in macroeconomic conditions and uncertainties. Sustained inflation, an economic downturn, the impact of tariffs, or even the public perception that changes to the cost of buying goods are imminent or could occur in the future, have in the past resulted, and may in the future result in fewer consumer purchases of our products or the products of our licensed Roku TV partners and reduced advertising spending. At times, advertising budgets in a variety of industries have been pressured by factors such as inflation, rising interest rates, and market uncertainty, which has led to reduced advertiser spending and adversely affected our Platform revenue. Any pullback in consumer discretionary spending or advertising spending could adversely affect our future operating results.
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
We depend on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process, and transmit large amounts of sensitive corporate, personal, and other information, including intellectual property, proprietary business information, user payment information, user video and audio recordings, other user information, employee information, and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. Our obligations under applicable laws, regulations, contracts, industry standards, self-certifications, and other documentation may include maintaining the confidentiality, integrity, and availability of personal information in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and complying with requirements regarding the use or cross-border transfer of such personal information. These obligations create potential legal liability to regulators, our business partners, our users, and other stakeholders and impact the attractiveness of our services to existing and potential users. Data protection laws around the world often require “reasonable,” “appropriate,” or “adequate” technical and organizational security measures, and the interpretation and application of those laws are often uncertain and evolving, and there can be no assurance that our security measures will be deemed adequate, appropriate, or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, or in accordance with applicable legal requirements may not be able to protect the information we maintain.
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
We have outsourced or may outsource certain elements of our operations (including elements of our information technology infrastructure) to third parties, or may have incorporated technology into our platform, that collects, processes, transmits, and stores our users’ or others’ personal information (such as payment card information and user video and audio recordings), and as a result, we manage a number of third-party vendors and other partners who may or could have access to our information technology systems (including our computer networks) or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other parties. As a result, our information technology systems, including the functions of other parties that are involved in or have access to those systems, are very large and complex. Technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war, foreign invasions, and telecommunications and electrical failures, could result in a material disruption of our product development and our business operations. Significant disruptions of our vendors’ or commercial partners’ information technology systems or other similar data security incidents could also adversely affect our business operations or result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive or personal information, which could harm our business.
The size, complexity, accessibility, and distributed nature of our information technology systems, and the large amounts of sensitive or personal information stored on those systems, make such systems vulnerable to unintentional or malicious, internal, and external threats. Because of our prominence in the TV streaming industry, we believe we may be a particularly attractive target for threat actors. The risk of harm to our business caused by security incidents may also increase as we expand our product and service offerings and as we enter new markets. Vulnerabilities can be, and have been, exploited from inadvertent or intentional actions of our employees, vendors, or business partners, or by malicious third parties. Open-source software, which may be incorporated into our systems or products, inherently presents a large attack surface and may contain vulnerabilities of which we are not aware and which we cannot control or fully mitigate. Moreover, AI technologies may be used to implement certain cybersecurity attacks or to increase their intensity, which may further increase risk. While we have processes in place to mitigate the risks related to these vulnerabilities, these measures may not be adequately designed or implemented to ensure that our operations are not disrupted, our reputation is not harmed, or that we will not be impacted by ransomware, cybersecurity attacks, or other vulnerabilities in the future. For example, despite our efforts to secure our information technology systems and the data contained in those systems, we and our third-party vendors and business partners have experienced, and remain vulnerable to, data security incidents, including ransomware, phishing attacks, bot attacks, credential stuffing attacks, improper employee access of confidential data, and inadvertent employee disclosure of confidential data. There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe that we have experienced a data security incident that we have not discovered, we note that attackers continue to advance the ways they conceal their unauthorized access to systems.
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
We continue to assess the available regulatory guidance, determinations, and enforcement actions on international data transfer compliance for companies. As part of our data protection compliance program, we have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area or the United Kingdom to the United States. We are certified under the EU, Swiss, and UK Data Privacy Framework programs to facilitate transfers of non-HR personal data to the United States from these jurisdictions. Our ability to continue to transfer personal information outside of the EU may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR or other legal frameworks, and we may experience operating disruptions if we are unable to conduct these transfers in the future. In addition, some countries are considering or have enacted “data localization” laws requiring that user data regarding users in their respective countries be maintained, stored, or processed in their respective countries. Maintaining local data centers in individual countries could increase our operating costs significantly.
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
We rely on the expertise of our engineering and software development teams as well as the teams of our service providers and partners for the performance and operation of the Roku TV OS, streaming platform, smart home products, and other information technology systems. Service interruptions, errors in our software, or the unavailability of information technology systems used in our operations have at times affected our business and could diminish the overall attractiveness of our products and streaming platform to existing and potential users. We utilize information technology systems located either in our facilities or those of server hosting providers and internet-based or cloud computing services. Although we generally enter into service level agreements with these parties, we exercise no control over their operations, which makes us vulnerable to any errors, interruptions, or delays that they may experience.
Upon the expiration or termination of any of our agreements with vendors, we may not be able to replace their services in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete. In addition, fires, floods, earthquakes, wars, foreign invasions, terrorist activity, power losses, telecommunications failures, break-ins, and similar events could damage these systems and hardware or cause them to fail completely.
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
Some internet, technology, and media companies, including some of our competitors, own large numbers of patents, copyrights, and trademarks, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their intellectual property rights. Such claims may be asserted regardless of their merit, and defending against them can be costly and time-consuming. As we grow and face increasing competition, the possibility of intellectual property rights claims against us will grow. Plaintiffs who have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us and may seek to challenge the validity or enforceability of our own patents and patents applications. The cost of patent litigation or other proceedings, even if resolved in our favor, has been and is expected to be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management’s attention from our other business concerns or otherwise adversely affect our business and operating results. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business, reputation, or operations, including by restricting our ability to offer certain products, services, or features.
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
However, we cannot be certain that confidentiality and invention assignment agreements have been executed with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. In addition, we may not be able to discover such breaches, and if we do, we may not be able to obtain adequate remedies for such breaches. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, time-consuming, and could result in substantial costs, and the outcome of such a claim is unpredictable.
Further, some foreign jurisdictions do not provide the same level of protection for proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how, and records as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. Additionally, we may also be exposed to material risks of theft, counterfeiting, or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets, or other sensitive information. These risks could materially adversely affect our business, financial condition, or results of operations.
Our efforts to enforce our intellectual property rights in such foreign jurisdictions may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, if we are unable to prevent the disclosure of our trade secrets to third parties, or if our competitors independently develop similar or equivalent technologies, our ability to establish or maintain a competitive advantage in the market may be impaired, which could harm our business.
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
We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every jurisdiction in which we conduct business. Despite the cost and time we spend monitoring, we may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In particular, our actions to monitor and enforce our trademarks against third parties may not prevent counterfeit versions of our products or products bearing confusingly similar trademarks to ours from entering the marketplace, which could divert sales from us, tarnish our reputation, or reduce the demand for our products. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons.
Litigation may be necessary to enforce our intellectual property or proprietary rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, or diversion of management and technical resources, any of which could adversely affect our business and operating results. These proceedings may also result in injunctions or other court orders restricting our ability to or market certain technologies, products, or services. If we fail to maintain, protect, and enhance our intellectual property or proprietary rights, our business may be harmed.
Our use of open-source software could impose limitations on our ability to commercialize our products and our streaming platform or could result in public disclosure of competitively sensitive trade secrets.
We incorporate open-source software in our proprietary software. From time to time, companies that have incorporated open-source software into their products and services have faced claims challenging the ownership of certain open-source software or compliance with open-source software license terms. Therefore, we could be subject to similar suits by parties claiming ownership of what we believe to be open-source software or our noncompliance with the open-source software license terms. Any such claims could expose us to significant legal costs, require us to modify or discontinue our products, or otherwise adversely affect our business.
Although we have processes and procedures designed to help monitor our use of open-source software, these processes and procedures may not be followed appropriately or may fail to identify risks. Additionally, the terms of many open-source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our products or technology or impose unanticipated obligations that could require the disclosure of trade secrets. Some open‐source software is governed by licenses containing conditions that any person who distributes or uses a modification or derivative work of software that was subject to an open‐source license make the modified version subject to the same open‐source license. Distributing or using software that is subject to this kind of open‐source license can lead to a requirement that certain aspects of our solutions be distributed or made available in source code form. In such event, we could be required to make portions of our proprietary software generally available under similar open-source software license terms to third parties, including competitors, at low or no cost, to seek licenses from third parties in order to continue offering our products, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business. Additionally, complying with these obligations may divert significant resources from our development activities and could harm our competitive position.
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
We have been, are currently, and may in the future be subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations, including with regard to contract or commercial disputes, consumer protection, privacy, data protection, intellectual property, tax, employment, and corporate governance, among other matters. If we fail to meet our contractual commitments or otherwise fail to comply with our contractual obligations, then we could be subject to breach of contract or other claims. Any claims, proceedings, individual or mass arbitration demands, or inquiries or investigations initiated by or against us, whether successful or not, may be time-consuming, subject us to damage awards, regulatory orders, consent decrees, injunctive relief, fines, or other penalties or sanctions, require us to change our policies or practices, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal fees, other litigation costs and settlement costs, as well as other expenses. In addition, our insurance may not be adequate to protect us from all material expenses related to pending and future claims. Further, non-monetary awards, such as injunctive relief, consent decrees, and regulatory orders, may impair our ability to continue offering certain products and services, may increase our operating expenses with respect to products and services we continue to offer, or may impact the revenue we earn in regard to those products and services. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
If government regulations or laws relating to the internet, video, advertising, or other areas of our business change, we may need to alter the manner in which we conduct our business, or our business could be harmed.
We are subject to or affected by general business regulations and laws, as well as regulations and laws specific to the internet and online services, including laws and regulations related to data privacy and security, consumer protection, child and youth protection, data localization, encryption, telecommunications, social media, payment processing, subscriptions, taxation, trade, intellectual property, competition, electronic contracts, internet access, net neutrality, advertising, calling and texting, content restrictions, AI, and accessibility, among others. We have been, and may be in the future, subject to claims or governmental or regulatory inquiries and investigations with regard to our compliance with such regulations and laws.
Some of our business activities may be within the scope of existing or proposed laws and regulations intended to protect minors online. In this regard, examples of potentially applicable laws and regulations include the UK Age-Appropriate Design Code, UK Online Safety Act, the Irish Fundamentals for a Child-Oriented Approach to Data Processing, various minor-specific provisions of the GDPR and EU Digital Services Act, the Children’s Online Privacy Protection Act, age-appropriate design code style laws at the state level, and minor-specific provisions of state consumer privacy laws. Many states have also incorporated children’s privacy requirements into their laws. This is a rapidly evolving area of law and regulation, and the need to comply with this growing body of laws across the jurisdictions in which we operate could impact our business and require us to incur additional expenses for compliance. Additionally, there have been a dramatic rise in claims asserted under various unsettled laws in the United States, including the Video Privacy Protection Act, other similar U.S. state video privacy laws, and the California Invasion of Privacy Act, which provide a private right of action and allows for statutory damages, actual damages, and, in certain cases, attorneys’ fees.
As we develop new products and services and improve our streaming platform, we may also be subject to new laws and regulations specific to new technologies that may require us to make changes to our business practices, and failure to adequately address or comply with such laws and regulations may result in legal liability, regulatory action, or brand and reputational harm. For example, to the extent that we incorporate generative AI into our products and services, we will be subject to the evolving legal and regulatory landscape surrounding generative AI technologies. Various national and local governments have proposed or enacted measures that impose new and substantial obligations related to the use of generative AI systems, including the EU and many U.S. states.
The laws and regulations governing our industry are still evolving and, as a result, their application, interpretation and enforcement are uncertain, and they may be interpreted and applied inconsistently with our current policies and practices. All litigation and regulatory proceedings are inherently uncertain, and the federal, state, and foreign laws and regulations governing such issues continue to develop. See also “—We and our service providers and partners collect, process, transmit, disclose, and store personal information, which creates legal obligations and exposes us to potential liability.” Regulatory inquiries, investigations, and enforcement actions could also adversely impact our business operations. For example, we and other companies in the media, entertainment, and advertising technology industries have been subject to government inquiries and investigations by regulatory bodies with regard to our compliance with privacy and data security laws, the Federal Trade Commission Act, state consumer protection laws, and other applicable laws and regulations. Advocacy organizations have also filed complaints with data protection authorities against businesses with streaming apps and advertising technology, arguing that certain of these companies’ practices do not comply with applicable law. The potential effects of such inquiries, investigations, or enforcement actions are far-reaching, uncertain, and difficult to predict, and may require us, our partners, and our advertisers to modify data processing practices and policies and to incur substantial compliance costs and expenses. Furthermore, if we or the vendors and third parties that we work with are alleged to violate applicable laws, our contractual obligations, or our policies, our users could lose trust in us. Any decrease in user retention, growth, or engagement could render our products less attractive to users, advertisers, or partners, and would seriously harm our business.
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
Trade disputes, geopolitical tensions, or political uncertainty can disrupt supply chains and increase the cost of our and our partners’ products, and have a negative impact on consumer confidence, which could impair our future growth and adversely affect our operations, business, financial condition, and results of operations. For example, several countries are considering or have recently implemented tariffs or other trade barriers or restrictions, as well as other measures impacting cross-border commerce, including in response to ongoing and unpredictable changes in U.S. trade policy, which could negatively affect our business. Notably, beginning in the first quarter of 2025, the U.S. Administration has announced, delayed, re-imposed and revised a series of broad-based, as well as country-, bloc-, and sector-specific tariffs on goods imported into the United States, as well as other trade policy changes. Such actions have given and may continue to give rise to further escalations of trade measures by the United States and impacted countries. Further, developments with regard to the timing and manner in which tariffs are implemented, the amount, scope and nature of tariffs, and the countries subject to new or additional tariffs imposed by the United States are rapidly evolving and may change unexpectedly at any time, making it impossible for us to predict future developments regarding global tariffs or other trade restrictions or their ultimate effects on our business and results of operations. The threat, implementation, or modification of such new import restrictions, as well as any retaliatory measures adopted by affected U.S. trade partners, could increase our costs and otherwise be disruptive to the business environment in which we operate.
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
Although we attempt to ensure that we, our retailers, and partners comply with the applicable import, export, and sanctions laws, we cannot guarantee full compliance by all. Actions of our retailers and partners are not within our complete control, and our products could be re-exported to sanctioned persons or countries or provided by our retailers to third persons in contravention of our requirements or instructions or applicable laws. In addition, there are inherent limitations to the effectiveness of any policies, procedures, and internal controls relating to such compliance, and there can be no assurance that such procedures or internal controls will work effectively at all times or protect us against liability under anti-corruption, sanctions or other laws for actions taken by us, our retailers or partners. Any such potential violation by us, our retailers, or our partners could have negative consequences, including government inquiries, investigations, enforcement actions, monetary fines, or civil and/or criminal penalties, and our reputation, brand, and revenue may be harmed.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock concentrates voting control with those stockholders who held our stock before our initial public offering, including our executive officers, employees, and directors and their affiliates, and limits the ability of holders of our Class A common stock to influence corporate matters.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of December 31, 2025, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 11.6% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline. All of our outstanding Class A shares are eligible for sale in the public market, other than shares and stock options exercisable held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. In addition, we have reserved shares for future issuance under our equity incentive plan. Our directors, employees, and certain contingent workers are subject to our quarterly trading window, which generally opens at the start of the second full trading day after the public dissemination of our annual or quarterly financial results and closes at the end of the fifteenth day of the last month of each quarter. These directors, employees, and contingent workers may also sell shares during a closed window period pursuant to trading plans that comply with the requirements of Rule 10b5-1(c)(1) under the Exchange Act. When these shares are issued and subsequently sold, it is dilutive to existing stockholders and the market price of our Class A common stock could decline.
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
If securities or industry analysts publish unfavorable research about our business or if they downgrade our stock, our stock price could decline.
The trading market for our Class A common stock is influenced in part by the research and reports that securities or industry analysts publish about us, our business, and our competitors. If one or more of these analysts downgrade our stock or publish unfavorable research about our business, including lowered ratings, price targets, or earnings estimates, the price of our Class A common stock could decline. If our operating results fail to meet forecasts or analysts’ expectations, our stock price could decline regardless of the overall performance of our business. Further, if one or more of these analysts drop coverage or fail to publish reports on us regularly, the market price and trading volume of our Class A common stock could decline.
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
•maintaining cybersecurity incident management procedures to address incident reporting, classification, escalation, response, and recovery, and facilitate efficient and consistent management of cybersecurity events involving our information systems;
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
Holders of Record
As of December 31, 2025, there were approximately 52 stockholders of record of our Class A common stock and 14 stockholders of record of our Class B common stock. The actual number of stockholders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares of Class A common stock are held in street name by banks, brokers, and other nominees.
Share Repurchases
The following table summarizes the share repurchase activity for the three months ended December 31, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 to October 31, 2025	101,029	$98.98	101,029	$340,000
November 1, 2025 to November 30, 2025	311,521	$98.22	311,521	309,402
December 1, 2025 to December 31, 2025	562,744	$105.53	562,744	250,018
	975,294		975,294
Our Board has approved a stock repurchase program with authorization to repurchase up to $400 million of our Class A common stock through December 31, 2026. As of December 31, 2025, $250.0 million remained available for repurchases pursuant to our stock repurchase program.
Repurchases under the stock repurchase program may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act or through other means. The amount and timing of repurchases will depend on a variety of factors, including general market conditions, the trading price of our Class A common stock, corporate and regulatory requirements, the availability of funds, other investment opportunities, and other considerations we deem relevant. The stock repurchase program may be modified, suspended, or terminated at any time.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graphs and Cumulative Total Return
The following graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2020 through December 31, 2025, for (i) our Class A common stock, (ii) the Nasdaq Composite Index, and (iii) the Peer Group of companies described below. Because no published index of comparable companies is currently available, we have used the Peer Group of companies for the purposes of this graph in accordance with the requirements of the SEC.
Our Peer Group consists of Alphabet, Inc., Fox Corp, fuboTV, Inc., Interpublic Group of Companies, Inc. (“IPG”), LiveRamp Holdings, Inc., Magnite, Inc., Meta Platforms, Inc., Netflix, Inc., Paramount Global, Pinterest, Inc., Pubmatic, Inc., Snap, Inc., Tradedesk Financial Corp, Vizio Holding Corp, Walt Disney Co., and Warner Bros. Discovery, Inc. Vizio Holding Corp was acquired in fiscal year 2024 and IPG was acquired in fiscal year 2025, and the data for these companies has been included in the graph below through the last trade date. Netflix, Inc. underwent a 10:1 stock split in fiscal year 2025, and the graph below has been prepared using post-split data.

Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A common stock or Class B common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of 5 Year Cumulative Total Return
(Assumes Initial Investment of $100)
$300
$200
$100
$0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Roku, Inc.
Nasdaq Composite Index
Peer Group

Company / Index	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24	Dec-25
Roku, Inc.	$100	$69	$12	$28	$22	$33
Nasdaq Composite Index	$100	$122	$82	$119	$154	$187
Peer Group	$100	$133	$70	$122	$178	$247
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
This section of this Annual Report generally discusses fiscal years 2025 and 2024 and year-to-year comparisons between those years. Discussions of fiscal year 2023 and year-to-year comparisons between fiscal years 2024 and 2023 that are not included in this Annual Report can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report for the fiscal year ended December 31, 2024 filed with the SEC on February 14, 2025.
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
Devices revenue is generated from the sale of streaming players, Roku-made TVs, smart home products and services, audio products, and related accessories. We expect to continue to manage the average selling prices of Roku streaming devices in an effort to sell more devices, which we believe will increase our Streaming Households. We expect that this trade off from Devices gross profit or loss to grow Streaming Households should result in increased Platform revenue and Platform gross profit over time.
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
Key Performance Metrics and Non-GAAP Measures
Since our IPO in 2017, the streaming TV industry has evolved meaningfully, with Americans now spending significantly more TV time streaming than watching traditional TV. Our business has also grown and evolved, and we are now primarily focused on growing Platform revenue and profitability. As a result, and as previously disclosed, starting in the first quarter of 2025, we have updated our Key Performance Metrics (“KPMs”) to better align with these priorities.
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
We streamed 145.6 billion and 127.1 billion hours during the years ended December 31, 2025 and 2024, respectively, reflecting an increase of 15%.
Platform Revenue
We use Platform revenue as a primary metric to measure the performance of our business because it represents our ability to successfully monetize our platform. Platform revenue growth is one of our strategic priorities. Platform revenue was $4.1 billion and $3.5 billion for years ended December 31, 2025 and 2024, respectively.

Adjusted EBITDA (Non-GAAP Measure)
We use Adjusted EBITDA as a primary metric to measure the performance of our business because it represents our ability to successfully manage profitability. Our goal is to grow Adjusted EBITDA over time, driving continued growth in stockholder value.
Adjusted EBITDA is a non-GAAP financial measure. The Adjusted EBITDA reconciliation excludes total other income, net, stock-based compensation expense, depreciation and amortization, restructuring charges, and income tax expense (benefit) from the net income (loss) of the period. We believe Adjusted EBITDA is useful as a supplement in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. However, this non-GAAP financial measure has limitations, and should not be considered in isolation or as a substitute for our GAAP financial information, such as GAAP net income (loss). In addition, Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$88,361	$(129,386)	$(709,561)
Total other income, net	(99,522)	(98,209)	(92,947)
Stock-based compensation	354,169	384,662	370,130
Depreciation and amortization	68,904	62,714	70,447
Restructuring charges (1)	3,064	30,999	356,094
Income tax expense	5,537	9,428	10,131
Adjusted EBITDA	$420,513	$260,208	$4,294
(1) Restructuring charges for the year ended December 31, 2025 primarily include asset impairment charges of $2.9 million. Restructuring charges for the year ended December 31, 2024 primarily include asset impairment charges of $29.1 million. Restructuring charges for the year ended December 31, 2023 include operating lease right-of-use assets impairment charges of $131.6 million, property and equipment impairment charges of $72.3 million, content asset impairment charges of $65.5 million, employee severance and related charges of $83.2 million, and facilities exit costs of $3.5 million.
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
Our Free Cash Flow was $483.6 million and $203.2 million for the TTM periods ended December 31, 2025 and 2024, respectively.
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
The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$483,718	$218,045
Less: Purchases of property and equipment	(5,280)	(5,061)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,179	(9,746)
Free cash flow (TTM)	$483,617	$203,238

Components of Results of Operations
Revenue
Platform Revenue
We generate Platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services), as well as streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, the sale of owned and operated subscription services, and the sale of branded app buttons on remote controls). Our ad inventory primarily includes video ad inventory from AVOD content in The Roku Channel, native ads throughout the Roku Experience, as well as ad inventory we obtain as consideration from our streaming services distribution agreements with our content partners. To date, we have generated most of our Platform revenue in the United States.
Devices Revenue
We generate Devices revenue from the sale of streaming players, Roku-made TVs, smart home products and services, audio products, and related accessories. We generate most of our Devices revenue in the United States. In our international markets, we primarily sell our devices through wholesale distributors which, in turn, sell to retailers.
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
Cost of Revenue, Devices
Cost of revenue, devices is comprised mostly of manufacturing costs payable to third-party manufacturers for devices we sell which include streaming players, Roku-made TVs, audio products and smart home products. Cost of revenue, devices also includes technology licenses or royalty fees on devices we sell, inbound and outbound freight, duty and logistics costs, third-party packaging, inventory provisions, and allocated overhead costs related to facilities, third-party cloud services, and salaries, benefits, and stock-based compensation for operations personnel.
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
Other Income, Net
Other income, net primarily consists of interest income on cash and cash equivalents and short-term investments, foreign currency remeasurement, transaction gains and losses, and net change in the fair value of our strategic investments.
Income Tax Expense
Our income tax expense consists primarily of income tax expense in certain foreign jurisdictions where we conduct business and income tax expense (benefit) in the United States. We have a full valuation allowance against net deferred tax assets in the United States as of December 31, 2025. Given our current and anticipated future earnings, we believe that there is a reasonable possibility that the valuation allowance against these net deferred tax assets may be reversed within the next twelve to eighteen months.
Results of Operations
The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Years Ended December 31,
	2025	2024	2023
Net revenue:
Platform	87%	86%	86%
Devices	13%	14%	14%
Total net revenue	100%	100%	100%
Cost of revenue:
Platform	42%	40%	41%
Devices	14%	16%	15%
Total cost of revenue	56%	56%	56%
Gross profit (loss):
Platform	46%	46%	45%
Devices	(2)%	(2)%	(1)%
Total gross profit	44%	44%	44%
Operating expenses:
Research and development	15%	18%	25%
Sales and marketing	20%	23%	30%
General and administrative	9%	8%	12%
Total operating expenses	44%	49%	67%
Loss from operations	—%	(5)%	(23)%
Other income, net:
Interest expense	—%	—%	—%
Other income, net	2%	2%	3%
Total other income, net	2%	2%	3%
Income (loss) before income taxes	2%	(3)%	(20)%
Income tax expense	—%	—%	—%
Net income (loss)	2%	(3)%	(20)%
Comparison of Years Ended December 31, 2025 and 2024
Net Revenue

	Years Ended December 31,
	2025	2024	Change $	Change %
(in thousands, except percentages)
Platform	$4,144,886	$3,522,776	$622,110	18%
Devices	592,365	590,122	2,243	—%
Total net revenue	$4,737,251	$4,112,898	$624,353	15%
Platform
Platform revenue increased by $622.1 million, or 18%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to higher revenue from streaming services distribution, specifically higher Premium Subscription revenue and higher subscription revenue from both third-party and our owned and operated subscription services. In addition, advertising revenue increased due to improved monetization from video ads, including Roku Ads Manager, our self-service ad platform, offset by weakness in the media and entertainment vertical.
Devices
Devices revenue remained relatively flat during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in revenue is due to higher sales of Roku-made TVs, partially offset by lower sales of streaming players. During the year ended December 31, 2025, the average selling price of all devices shipped increased by 6% and the volume of all devices shipped decreased by 3% as compared to the year ended December 31, 2024. The increase in average selling price is due to increased sales of Roku-made TVs, which generally sell at higher prices compared to streaming players. The decrease in the volume of devices shipped was mainly due to lower sales of streaming players.
Cost of Revenue and Gross Profit (Loss)

	Years Ended December 31,
	2025	2024	Change $	Change %
(in thousands, except percentages)
Cost of Revenue:
Platform	$1,988,442	$1,636,816	$351,626	21%
Devices	674,385	670,437	3,948	1%
Total cost of revenue	$2,662,827	$2,307,253	$355,574	15%
Gross Profit (Loss):
Platform	$2,156,444	$1,885,960	$270,484	14%
Devices	(82,020)	(80,315)	(1,705)	2%
Total gross profit	$2,074,424	$1,805,645	$268,779	15%
Platform
Cost of revenue, platform increased by $351.6 million, or 21%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by higher licensing costs for Premium Subscriptions and higher costs of acquiring content.
Gross profit for the platform segment increased by $270.5 million, or 14%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily driven by the overall growth in our Platform revenue.
Devices
Cost of revenue, devices increased by $3.9 million, or 1%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by higher manufacturing costs of $17.8 million, and higher freight costs of $9.5 million. These increases were partially offset by lower inventory reserves of $15.4 million and lower royalty costs of $3.8 million.
Gross loss for the Devices segment increased by $1.7 million, or 2%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in gross loss was driven by higher manufacturing and freight costs. We manage the average selling prices of our products to grow our Streaming Households, which we expect to result in increased Platform revenue and Platform gross profit over time.
Operating Expenses

	Years Ended December 31,
	2025	2024	Change $	Change %
(in thousands, except percentages)
Research and development	$729,477	$720,145	$9,332	1%
Sales and marketing	964,355	932,712	31,643	3%
General and administrative	386,216	370,955	15,261	4%
Total operating expenses	$2,080,048	$2,023,812	$56,236	3%

Research and development
Research and development expenses increased by $9.3 million, or 1%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by higher cloud hosting and consulting expenses of $22.6 million offset by lower personnel-related expenses of $12.4 million and lower facilities and IT expenses of $3.3 million.
Sales and marketing
Sales and marketing expenses increased by $31.6 million, or 3%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by higher advertising expenses of $37.3 million, higher amortization expense of $11.6 million, and higher consulting expenses of $3.4 million. These increases were partially offset by lower personnel-related expenses of $23.3 million.
General and administrative
General and administrative expenses increased by $15.3 million, or 4%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by higher legal and consulting expenses of $26.7 million. The increase was partially offset by lower facilities expense of $5.3 million, lower restructuring charges of $4.5 million, and lower personnel-related expenses of $1.0 million.
Other Income, Net

	Years Ended December 31,
	2025	2024	Change $	Change %
(in thousands, except percentages)
Interest expense	$(1,906)	$(411)	$(1,495)	364%
Other income, net	101,428	98,620	2,808	3%
Total other income, net	$99,522	$98,209	$1,313	1%
Total other income, net, increased by $1.3 million, or 1%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by lower foreign currency remeasurement losses of $5.3 million and higher fair value remeasurement gains on our strategic investment in convertible promissory notes of $1.5 million. The increase was partially offset by lower interest income on our cash, cash equivalents, and short- term investments of $3.5 million and higher interest expense related to our credit agreement of $1.5 million.
Income Tax Expense

	Years Ended December 31,
	2025	2024	Change $	Change %
(in thousands, except percentages)
Income tax expense	$5,537	$9,428	$(3,891)	(41)%
Income tax expense decreased by $3.9 million, or 41%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease is due to a reduction in U.S. federal and certain state taxes due to the 2025 enactment of the One Big Beautiful Bill Act and a tax benefit related to our acquisition of Frndly TV, partially offset by a one-time release of valuation allowance on certain foreign deferred tax assets in 2024.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $1,587.1 million and short-term investments of $730.2 million. Approximately 9% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations, and all short-term investments were held in the United States.
Our primary sources of cash are receipts from Platform and Devices revenue. The primary uses of cash are costs of revenue including costs to acquire advertising inventory, costs to license and produce content, third-party manufacturing costs for our products, as well as operating expenses such as personnel-related expenses, consulting and professional service expenses, facility expenses, and marketing expenses. Other uses of cash include purchases of property and equipment, mergers and acquisitions, and share repurchases.
We have pursued merger and acquisition activities, such as the acquisition of Frndly TV, and we may pursue additional merger and acquisition activities in the future, including the acquisition of rights to programming and content assets. Though we do not expect to incur expenses for facilities and building related costs at the same level as we have in the last few fiscal years, we will continue to incur expenses on the maintenance of our facilities and purchases of computer systems, and other property and equipment, in order to support future growth in our business. These activities may materially impact our liquidity and capital resources.

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
We had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of December 31, 2025. As of December 31, 2025, we had not borrowed against the Credit Agreement, and we were in compliance with all of the covenants of the Credit Agreement. See Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional details.
Share Repurchases
During the year ended December 31, 2025, we repurchased 1.5 million shares of our Class A common stock through our stock repurchase program. All share repurchases were made using cash resources. As of December 31, 2025, $250.0 million remained of our $400 million stock repurchase program. See Note 12 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$483,718	$218,045
Cash flows used in investing activities	$(782,370)	$(25,061)
Cash flows used in financing activities	$(280,098)	$(89,203)
Cash Flows from Operating Activities
Cash provided by operating activities increased in 2025 compared to 2024 primarily due to net income of $88.4 million in the current year, compared to a net loss of $129.4 million in the prior year, partially offset by lower non-cash adjustments to cash flows due mainly to lower impairment and stock-based compensation in the current year as compared to prior year.

Cash Flows from Investing Activities
Net cash used in investing activities increased during 2025 compared to 2024 due primarily to purchases of short-term investments of $725.0 million and our acquisition of Frndly TV for $95.1 million, partially offset by repayments of $50.0 million received from our strategic investment in convertible promissory notes, which were fully repaid in 2025.
Cash Flows from Financing Activities
Net cash used in financing activities increased during 2025 compared to 2024 primarily due to tax payments of $164.9 million to net settle equity awards vested during the period and $150.0 million in repurchases of our common stock, partially offset by proceeds from the exercise of employee stock options of $34.7 million.
Material Cash Requirements from Known Contractual Obligations
For a description of our purchase obligations and operating lease obligations, refer to Note 13 and Note 10 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report, respectively.
In addition, we have $5.2 million of uncertain tax positions as of December 31, 2025. We adjust these positions when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. We are unable to accurately predict when these amounts will be realized or released. Although we believe we have adequately provided for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be materially different.
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
During the year ended December 31, 2025, we recognized an impairment charge of $2.9 million for operating lease right-of-use assets. During the year ended December 31, 2024, we recognized an impairment charge of $22.6 million for operating lease right-of-use assets and an impairment charge of $7.0 million for property and equipment related to a decision to cease the use of certain office facilities and related property and equipment. During the year ended December 31, 2023, we recognized an impairment charge of $131.6 million for operating lease right-of-use assets and an impairment charge of $72.3 million for property and equipment related to a decision to sub-lease and cease the use of certain office facilities and related property and equipment. See Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
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
Allowances for Sales Returns and Sales Incentives
Our accounts receivable are stated at invoice value less estimated allowances that include allowance for sales returns and sales incentives. We perform an ongoing analysis of various factors including our historical experience, promotional programs, claims to date, and other business factors to determine the allowances for sales returns and sales incentives. The actual results could differ from our estimates.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents and short-term investments. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points on our cash and cash equivalents balance would increase or decrease our interest income by approximately $15.8 million.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Roku, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition - Identification of Performance Obligations – Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company generates Platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into their UI, and related services), as well as streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, and the sale of branded app buttons on remote controls). Certain Platform revenue contracts include various products or services or a combination of both, which are generally capable of being distinct and are accounted for as separate performance obligations. Judgment may be required in determining the performance obligations in such contracts as it impacts the pattern of revenue recognition.
Given the significant judgment required by management in determining the performance obligations in certain Platform revenue contracts, our associated audit procedures required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the management's determination of the performance obligations within certain Platform revenue contracts included the following, among others:
•We evaluated management’s significant accounting policies related to revenue recognition for compliance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.

•We tested the effectiveness of internal controls over Platform revenue contracts, including the review of contract terms and the determination of performance obligations.
•Assessed management’s evaluation of the impact of performance obligations on the pattern of revenue recognition.
•We selected a sample of certain Platform revenue contracts, obtained and read the related contracts, and evaluated whether management properly determined the performance obligations and the pattern of revenue recognition.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 13, 2026
We have served as the Company's auditor since 2008.

ROKU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,587,068	$2,160,236
Short-term investments	730,213	—
Accounts receivable, net of allowances of $80,448 and $72,657 as of December 31, 2025 and 2024, respectively	879,871	812,510
Inventories	114,642	158,271
Prepaid expenses and other current assets	89,716	103,146
Total current assets	3,401,510	3,234,163
Property and equipment, net	173,577	213,690
Operating lease right-of-use assets	260,341	304,505
Content assets, net	167,908	237,321
Intangible assets, net	50,207	27,501
Goodwill	309,406	161,519
Other non-current assets	70,534	125,234
Total Assets	$4,433,483	$4,303,933
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$158,640	$273,985
Accrued liabilities	957,983	852,799
Deferred revenue, current portion	120,912	105,718
Total current liabilities	1,237,535	1,232,502
Deferred revenue, non-current portion	28,848	25,050
Operating lease liability, non-current portion	435,899	512,706
Other long-term liabilities	73,256	40,938
Total Liabilities	1,775,538	1,811,196
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,150,000 (Class A - 1,000,000 and Class B - 150,000) shares authorized as of December 31, 2025 and 2024; 147,850 (Class A - 131,067 and Class B - 16,783) shares and 145,910 (Class A - 128,681 and Class B - 17,229) shares issued and outstanding as of December 31, 2025 and 2024, respectively	15	15
Additional paid-in capital	4,145,485	3,921,432
Accumulated other comprehensive income (loss)	1,039	(1,737)
Accumulated deficit	(1,488,594)	(1,426,973)
Total stockholders’ equity	2,657,945	2,492,737
Total Liabilities and Stockholders’ Equity	$4,433,483	$4,303,933
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net revenue:
Platform	$4,144,886	$3,522,776	$2,994,105
Devices	592,365	590,122	490,514
Total net revenue	4,737,251	4,112,898	3,484,619
Cost of revenue:
Platform	1,988,442	1,636,816	1,427,546
Devices	674,385	670,437	534,458
Total cost of revenue	2,662,827	2,307,253	1,962,004
Gross profit (loss):
Platform	2,156,444	1,885,960	1,566,559
Devices	(82,020)	(80,315)	(43,944)
Total gross profit	2,074,424	1,805,645	1,522,615
Operating expenses:
Research and development	729,477	720,145	878,474
Sales and marketing	964,355	932,712	1,033,359
General and administrative	386,216	370,955	403,159
Total operating expenses	2,080,048	2,023,812	2,314,992
Loss from operations	(5,624)	(218,167)	(792,377)
Other income, net:
Interest expense	(1,906)	(411)	(730)
Other income, net	101,428	98,620	93,677
Total other income, net	99,522	98,209	92,947
Income (loss) before income taxes	93,898	(119,958)	(699,430)
Income tax expense	5,537	9,428	10,131
Net income (loss)	$88,361	$(129,386)	$(709,561)

Net income (loss) per share — basic	$0.60	$(0.89)	$(5.01)
Net income (loss) per share — diluted	$0.59	$(0.89)	$(5.01)

Weighted-average common shares outstanding — basic	147,154	144,630	141,572
Weighted-average common shares outstanding — diluted	150,912	144,630	141,572
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$88,361	$(129,386)	$(709,561)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,776	(1,896)	451
Comprehensive income (loss)	$91,137	$(131,282)	$(709,110)
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance-December 31, 2022	140,027	$14	$3,234,860	$(292)	$(588,026)	$2,646,556
Issuance of common stock pursuant to equity incentive plans	3,475	—	18,757	—	—	18,757
Stock-based compensation expense	—	—	370,130	—	—	370,130
Foreign currency translation adjustment	—	—	—	451	—	451
Net loss	—	—	—	—	(709,561)	(709,561)
Balance-December 31, 2023	143,502	14	3,623,747	159	(1,297,587)	2,326,333
Issuance of common stock pursuant to equity incentive plans	3,906	1	9,379	—	—	9,380
Stock-based compensation expense	—	—	384,662	—	—	384,662
Shares withheld for taxes related to net share settlement of equity awards	(1,498)	—	(96,356)	—	—	(96,356)
Foreign currency translation adjustment	—	—	—	(1,896)	—	(1,896)
Net loss	—	—	—	—	(129,386)	(129,386)
Balance-December 31, 2024	145,910	15	3,921,432	(1,737)	(1,426,973)	2,492,737
Issuance of common stock pursuant to equity incentive plans	5,383	—	34,734	—	—	34,734
Stock-based compensation expense	—	—	354,169	—	—	354,169
Shares withheld for taxes related to net share settlement of equity awards	(1,900)	—	(164,850)	—	—	(164,850)
Repurchases and retirement of common stock	(1,543)	—	—	—	(149,982)	(149,982)
Foreign currency translation adjustment	—	—	—	2,776	—	2,776
Net income	—	—	—	—	88,361	88,361
Balance-December 31, 2025	147,850	$15	$4,145,485	$1,039	$(1,488,594)	$2,657,945
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$88,361	$(129,386)	$(709,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,904	62,714	70,447
Stock-based compensation expense	354,169	384,662	370,130
Amortization of right-of-use assets	48,465	47,371	57,579
Amortization and write-off of content assets	223,230	229,340	207,852
Foreign currency remeasurement losses	1,117	6,447	1,457
Change in fair value of strategic investment in convertible promissory notes	(2,940)	(1,409)	(4,348)
Change in fair value of contingent consideration	2,301	—	—
Impairment of assets	2,870	29,118	269,402
Provision for credit losses	2,439	790	1,674
Other items, net	1,493	(2,845)	(1,510)
Changes in operating assets and liabilities:
Accounts receivable	(63,464)	1,893	(56,937)
Inventories	43,629	(66,142)	14,725
Prepaid expenses and other current assets	2,249	(11,299)	15,058
Content assets and liabilities, net	(184,457)	(193,046)	(267,155)
Other non-current assets	7,990	(11,769)	(592)
Accounts payable	(122,503)	(110,678)	248,175
Accrued liabilities	87,621	38,385	57,714
Operating lease liabilities	(80,493)	(63,835)	(27,786)
Other long-term liabilities	7,724	3,695	(1,309)
Deferred revenue	(4,987)	4,039	10,841
Net cash provided by operating activities	483,718	218,045	255,856
Cash flows from investing activities:
Purchases of property and equipment	(5,280)	(5,061)	(82,619)
Purchase of business, net of cash acquired	(95,090)	—	—
Purchases of strategic investments	(7,000)	(20,000)	(10,000)
Purchases of short-term investments	(725,000)	—	—
Repayments of convertible promissory notes	50,000	—	—
Net cash used in investing activities	(782,370)	(25,061)	(92,619)
Cash flows from financing activities:
Repayments of borrowings	—	—	(80,000)
Issuance costs related to credit agreement	—	(2,227)	—
Proceeds from equity issued under incentive plans	34,734	9,380	18,757
Taxes paid related to net share settlement of equity awards	(164,850)	(96,356)	—
Repurchases of common stock	(149,982)	—	—
Net cash used in financing activities	(280,098)	(89,203)	(61,243)
Net (decrease) increase in cash, cash equivalents and restricted cash	(578,750)	103,781	101,994
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,179	(9,746)	2,654
Cash, cash equivalents and restricted cash — beginning of period	2,160,639	2,066,604	1,961,956
Cash, cash equivalents and restricted cash — end of period	$1,587,068	$2,160,639	$2,066,604
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,587,068	$2,160,236	$2,025,891
Restricted cash, current	—	403	40,713
Cash, cash equivalents and restricted cash — end of period	$1,587,068	$2,160,639	$2,066,604
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,055	$460	$915
Income taxes paid (net of refunds)[1]:
Federal	$1,831
State and local	5,726
Foreign	6,133
Total	$13,690
Cash paid during the period for income taxes (prior to ASU 2023-09)		$19,406	$6,632
Supplemental disclosures of non-cash investing and financing activities:
Non-cash contingent consideration for business combination	$65,815	$—	$—
Unpaid portion of property and equipment purchases	$830	$122	$429
1 Individual jurisdictions equaling 5% or more of total income taxes paid (net of refunds) for the year ended December 31, 2025 include federal at $1.8 million, New Jersey at $1.8 million, India at $1.7 million, United Kingdom at $1.1 million, Taiwan at $0.8 million, and Illinois at $0.7 million.
See accompanying Notes to Consolidated Financial Statements

ROKU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation. The Company operates in two reportable segments and generates Platform revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into the Company’s user interface, and related services) and streaming services distribution (including subscription and transaction revenue shares, the sale of Premium Subscriptions, the sale of owned and operated subscription services, and the sale of branded app buttons on remote controls). The Company generates Devices revenue from the sale of streaming players, Roku-made TVs, smart home products and services, audio products, and related accessories.
2. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation and Principles of Consolidation
The consolidated financial statements, which include the accounts of Roku and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts reported in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expenses. Significant items subject to such estimates and assumptions include:
•revenue recognition: determining the nature and timing of satisfaction of performance obligations, variable consideration, determining the stand-alone selling prices of performance obligations, and evaluation of customer versus vendor relationships;
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
Comprehensive Income (Loss)
Comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023 includes foreign currency translation adjustments.
Foreign Currency
The functional currency of some of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars from the local currency at exchange rates in effect at period-end and non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses are translated using rates that approximate those in effect during the period. Foreign currency gains or losses from remeasurement are recorded as Other income, net in the consolidated statements of operations. The Company recorded foreign currency losses of $1.1 million, $6.4 million, and $1.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.
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
The Company does not have a restricted cash balance as of December 31, 2025. The Company’s restricted cash balance as of December 31, 2024 was included in Prepaid expenses and other current assets in the consolidated balance sheets and was used to secure outstanding letters of credit related to operating leases for office facilities.
Short-term Investments
Short-term investments consist of time deposits that are carried at cost plus accrued interest, which approximates fair value. These investments are classified as held-to-maturity that are either short-term or long-term based on the remaining contractual maturity of the investment, and the Company’s intent is to hold these investments to maturity. Interest is recorded as income when earned.
Accounts Receivable, Net
Accounts receivable are typically unsecured and are derived from revenue earned from customers. They are stated at invoice value less estimated allowances for sales returns, sales incentives, credit losses, and other miscellaneous allowances. The Company performs ongoing credit evaluations of its customers to determine allowances for potential credit losses. The Company considers historical experience, ongoing promotional activities, historical claim rates, and other factors to determine the allowances for sales returns and sales incentives.
Allowance for Sales Returns: Allowance for sales returns consisted of the following activities (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$6,427	$7,808	$7,417
Add: Charged to revenue	15,669	16,502	16,560
Less: Utilization of sales return reserve	(17,557)	(17,883)	(16,169)
Ending balance	$4,539	$6,427	$7,808
Allowance for Sales Incentives: Allowance for sales incentives consisted of the following activities (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$63,367	$23,024	$28,903
Add: Charged to revenue	210,543	179,100	85,178
Less: Utilization of sales incentive reserve	(203,071)	(138,757)	(91,057)
Ending balance	$70,839	$63,367	$23,024
Allowance for Credit Losses: Allowance for credit losses consisted of the following activities (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$1,895	$2,213	$3,498
Provision for credit losses	2,439	790	1,674
Adjustments for write-off	(1,261)	(1,108)	(2,959)
Ending balance	$3,073	$1,895	$2,213
Concentrations of Credit Risk
The Company maintains its cash and cash equivalents and short-term investment balances with financial institutions of high credit quality and continuously monitors the amount of exposure to any one institution and diversifies as necessary in order to minimize its concentration risk. Such balances often exceed regulated insured limits.
Customers J and B each accounted for 11% of the Company’s accounts receivable, net balance as of December 31, 2025. Customers J and B accounted for 12% and 10%, respectively, of the Company’s accounts receivable, net balance as of December 31, 2024.

Inventories
The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Provisions are made if the cost of the inventories exceeds their net realizable value. The Company evaluates inventory levels for excess and obsolete products, based on its assessment of future demand and market conditions. The Company recognized inventory provisions charged to the Cost of revenue, Devices, of $56.5 million, $9.5 million, and $1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the ending inventory reserve was $29.3 million and $28.7 million, respectively.
In addition, the Company records a liability for expected losses on firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers. The Company recorded losses on purchase commitments, recorded in Cost of revenue, devices, of $0.7 million, $34.3 million, and $19.7 million during the years ended December 31, 2025, 2024, and 2023, respectively. The associated liabilities related to the anticipated losses on firm purchase commitments were immaterial as of December 31, 2025 and 2024.
Business Combinations
The Company determines whether a transaction meets the definition of a business combination before applying the acquisition method of accounting to that transaction. The Company recognizes and measures tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. The operating results of acquired businesses are included in the Company’s consolidated statements of operations from their acquisition date. Acquisition-related expenses and certain acquisition restructuring and other related charges are recognized separately from the business combination and are expensed as incurred. Contingent consideration classified as a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in the consolidated statements of operations.
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
Intangible Assets
Intangible assets acquired through business combinations are recorded at their fair values as of the acquisition date. Intangible assets are amortized over their estimated useful lives in proportion to the economic benefits received. The Company evaluates the estimated remaining useful lives of its intangible assets annually and when events or changes in circumstances warrant a revision to the remaining periods of amortization.
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
The Company did not recognize any impairment for goodwill or intangible assets in any of the periods reported.
During the year ended December 31, 2025, the Company recognized an impairment charge of $2.9 million for operating lease right-of-use assets associated with the leased office facilities that are part of its restructuring efforts. During the year ended December 31, 2024, the Company recognized an impairment charge of $22.6 million for operating lease right-of-use assets and an impairment charge of $7.0 million for property and equipment related to a decision to cease the use of certain office facilities and related property and equipment. During the year ended December 31, 2023, the Company recognized an impairment charge of $131.6 million for operating lease right-of-use assets and an impairment charge of $72.3 million for property and equipment related to a decision to sublease and cease the use of certain office facilities and related property and equipment. See Note 18 for additional details.
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
Content assets (licensed and produced) are primarily monetized together as a unit, referred to as a film group. The film group is evaluated for impairment whenever an event occurs, or circumstances change, indicating the fair value is less than the carrying value. The Company reviews various qualitative factors and indicators to assess whether the film group is impaired. The Company did not recognize any impairment of content assets during the years ended December 31, 2025 and December 31, 2024. During the year ended December 31, 2023, the Company recognized impairment charges of $65.5 million related to restructuring activities. See Note 18 for additional details.
Revenue Recognition
Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company’s contracts include various products or services or a combination of both, which are generally capable of being distinct and are accounted for as separate performance obligations. The Company’s contracts often contain multiple distinct performance obligations.
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
Devices segment:
The Company generates Devices revenue from the sale of streaming players, Roku-made TVs, smart home products and services, audio products, and related accessories.
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
Fair Value of Financial Instruments
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. The Company elected to apply the fair value option on its investment in convertible promissory notes and it was measured at fair value on a recurring basis using Level 3 inputs.
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
Deferred Revenue
The Company’s deferred revenue reflects fees billed or received in advance of revenue recognition from products or services. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. Deferred revenue balances primarily consist of the amount of Devices revenue allocated to unspecified upgrades and updates on a when-and-if available basis, and advance billings to and payments from advertisers and content partners, where performance obligations are not yet fulfilled. Deferred revenue expected to be realized within one year is classified as a current liability and the remaining is recorded as a non-current liability.
Advertising Expenses
Advertising expenses are recognized when incurred and are included in Sales and marketing expense in the consolidated statements of operations. The Company incurred advertising expenses of $28.8 million, $9.7 million, and $3.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires incremental income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The Company adopted this guidance prospectively effective January 1, 2025. The adoption impacted the presentation and disclosure of income taxes but did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years on a retrospective, modified, or prospective basis. The Company is currently in the process of evaluating the effects of the new guidance.
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
3. REVENUE
The Company’s disaggregated revenue is represented by the two reportable segments discussed in Note 17.
The contract balances include the following (in thousands):

	As of December 31,
	2025	2024
Accounts receivable, net	$879,871	$812,510
Contract assets (included in Prepaid expenses and other current assets)	995	1,687
Deferred revenue:
Deferred revenue, current portion	$120,912	$105,718
Deferred revenue, non-current portion	28,848	25,050
Total deferred revenue	$149,760	$130,768
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets decreased by $0.7 million and $16.3 million during the years ended December 31, 2025 and 2024, respectively, due to the timing of billing to customers.

Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased by $19.0 million and $4.0 million during the years ended December 31, 2025 and 2024, respectively, primarily due to timing of fulfillment of performance obligations related to advertising arrangements, growth in Premium Subscriptions, and a business combination. See Note 4 for additional details.
Revenue recognized during the year ended December 31, 2025 from amounts included in total deferred revenue as of December 31, 2024 was $87.2 million. Revenue recognized during the year ended December 31, 2024 from amounts included in total deferred revenue as of December 31, 2023 was $102.2 million.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations exclude contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $978.3 million as of December 31, 2025, of which the Company expects to recognize approximately 54% over the next 12 months and the remainder thereafter.
Revenue recognized from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts was not significant during the year ended December 31, 2025. The Company recognized $18.2 million of revenue during the year ended December 31, 2024 from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts.
Customer J accounted for 11% and 10% of total net revenue for the years ended December 31, 2025 and 2024, respectively. Customer I accounted for 11% of total net revenue for the year ended December 31, 2023.

4. BUSINESS COMBINATION

On May 9, 2025 (the “Acquisition Date”), the Company acquired all of the outstanding shares of Frndly TV, Inc. (“Frndly TV”), a subscription streaming service that offers live TV, on-demand video, and cloud-based DVR for an affordable price. The total purchase consideration (the “Purchase Consideration”) was $169.8 million, consisting primarily of cash of $103.6 million and the fair value of contingent consideration of $65.8 million. The acquisition supports the Company’s focus on growing Platform revenue and Roku-billed subscriptions.
The Company will pay contingent consideration of up to $75.0 million in cash upon the achievement of certain performance metrics and milestones over the two years following the Acquisition Date. See Note 9 to the consolidated financial statements for details on the fair value of the contingent consideration.
The Company incurred $3.6 million in acquisition-related expenses and has recorded them in General and administrative expenses in the consolidated statements of operations.

The allocation of the Purchase Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values at the Acquisition Date and is as follows (in thousands):

Estimated Fair Value
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
The excess of the total Purchase Consideration over the tangible assets, intangible assets, and liabilities assumed is recorded as goodwill. Goodwill is primarily attributable to expected synergies and economies of scale expected from combining the operations of Roku and Frndly TV. The goodwill recorded is not deductible for tax purposes.
The valuation of the intangible assets acquired from Frndly TV along with their estimated useful lives at the Acquisition Date, is as follows (in thousands, except years):

	Estimated Fair Value	Estimated Weighted-Average Useful Lives (in years)
Customer relationships	$32,000	7.3
Tradename	14,000	5.0
Estimated fair value of acquired intangible assets	$46,000	6.6
The operations of Frndly TV are included in the Company’s operating results beginning on the Acquisition Date. Historical and pro forma disclosures are not required given the size of Frndly TV relative to the Company.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. All goodwill relates to the Platform segment.
The following table reflects the changes in the carrying value of goodwill (in thousands):

Carrying Value
Balance as of December 31, 2024	$161,519
Frndly TV acquisition (see Note 4)	147,887
Balance as of December 31, 2025	$309,406

Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(71,138)	$2,229	5.9
Customer relationships	46,100	(22,995)	23,105	6.3
Tradename	34,400	(11,832)	22,568	7.9
Patents	4,076	(1,771)	2,305	14.0
Total Intangible assets	$157,943	$(107,736)	$50,207	6.7

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(60,896)	$12,471	5.9
Customer relationships	14,100	(14,100)	—	4.0
Tradename	20,400	(7,966)	12,434	9.8
Patents	4,076	(1,480)	2,596	14.0
Total Intangible assets	$111,943	$(84,442)	$27,501	6.7
The Company amortizes the fair value of intangible assets over their estimated useful lives in proportion to the economic benefits received. Amortization expense related to intangible assets was approximately $23.3 million, $14.2 million, and $17.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company recorded amortization of developed technology in Cost of revenue, platform for the years ended December 31, 2025 and 2024. The Company recorded amortization of developed technology in Cost of revenue, platform and Research and development for the year ended December 31, 2023. The Company recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the consolidated statements of operations for all periods presented.
As of December 31, 2025, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2026	$14,698
2027	10,507
2028	8,419
2029	7,257
2030	4,884
Thereafter	4,442
Total	$50,207

6. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accounts receivable, gross	$960,319	$885,167
Less: Allowances
Allowance for sales returns	4,539	6,427
Allowance for sales incentives	70,839	63,367
Allowance for credit losses	3,073	1,895
Other allowances	1,997	968
Total allowances	80,448	72,657
Accounts receivable, net	$879,871	$812,510
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Computers and equipment	$51,699	$51,741
Leasehold improvements	284,748	286,585
Internal-use software	5,904	5,916
Office equipment and furniture	36,075	35,691
Property and equipment, gross	378,426	379,933
Less: Accumulated depreciation and amortization	(204,849)	(166,243)
Property and equipment, net	$173,577	$213,690
Depreciation and amortization expense for property and equipment assets was approximately $45.6 million, $48.5 million, and $53.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
There were no impairment charges related to property and equipment during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the Company recorded impairment charges of $7.0 million and $72.3 million, respectively, related to property and equipment associated with the leased office facilities that are part of its restructuring efforts. See Note 18 for additional details.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Revenue share payable	$311,488	$267,163
Accrued cost of revenue	173,171	149,135
Marketing, retail, and merchandising expenses	95,887	112,001
Operating lease liability, current	87,425	79,221
Accrued legal and licensing expenses	68,843	33,625
Content liability, current	42,158	69,710
Contingent consideration, current	28,110	—
Other accrued expenses	150,901	141,944
Total Accrued liabilities	$957,983	$852,799

Deferred Revenue: Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2025	2024
Platform, current	$64,107	$75,026
Devices, current	56,805	30,692
Total deferred revenue, current	120,912	105,718
Platform, non-current	1,499	—
Devices, non-current	27,349	25,050
Total deferred revenue, non-current	28,848	25,050
Total Deferred revenue	$149,760	$130,768
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Content liability, non-current	$5,078	$18,453
Contingent consideration, non-current	40,006	—
Other long-term liabilities	28,172	22,485
Total Other long-term liabilities	$73,256	$40,938
7. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Licensed content, net and advances	$95,017	$152,851
Produced content:
Released, less amortization	57,808	65,990
Completed, not released	9,109	23,267
In production	8,039	7,565
Total produced content, net	74,956	96,822
Total Content assets, net and advances	$169,973	$249,673

Current portion (included in Prepaid expenses and other current assets)	$2,065	$12,352
Non-current portion	$167,908	$237,321
Amortization of content assets is included in Cost of revenue, platform in the consolidated statements of operations and is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Licensed content	$168,499	$161,194	$161,633
Produced content	40,993	45,181	46,219
Total amortization costs	$209,492	$206,375	$207,852
During the years ended December 31, 2025 and 2024, the Company wrote off $13.7 million and $23.0 million, respectively, of unamortized costs related to produced content assets that were removed from the content library of The Roku Channel. There were no write-offs for the year ended December 31, 2023.
During the year ended December 31, 2023, the Company recognized an impairment charge of $65.5 million related to removing select licensed and produced content from The Roku Channel as part of its restructuring efforts. See Note 18 for additional details. The Company did not recognize any impairment of content assets during the years ended December 31, 2025 and 2024.

The following table reflects the expected amortization costs of released licensed and produced content assets, net for the next three years (in thousands):

	Years Ended December 31,
	2026	2027	2028
Licensed content	$64,866	$15,849	$7,255
Produced content	27,317	16,470	10,832
Total expected amortization costs	$92,183	$32,319	$18,087
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
In June 2025, the Company amended the investment agreement, modifying the maturity schedule for Tranche 1. As amended, Tranche 1 was repayable as follows: $5.0 million on June 15, 2025, and three equal installments of $10.0 million each, repayable on December 31, 2025, March 23, 2026, and May 23, 2026, respectively. The maturity terms for Tranches 2, 3, and 4 were not modified by the amendment. In November 2025, the Company further amended the investment agreement to permit the counterparty to pay the remaining balance of Tranche 1, Tranche 3, and Tranche 4 in a single payment prior to December 31, 2025, and the counterparty fully repaid the convertible promissory notes on December 29, 2025. During the year ended December 31, 2025, the Company received repayment in full from the counterparty totaling $50.0 million plus interest.
The convertible promissory notes contained certain redemption features that met the definition of embedded derivatives and required bifurcation. The Company elected to apply the fair value option and account for the hybrid instrument containing the host contract and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value included in Other income, net in the consolidated statements of operations. See Note 9 to the consolidated financial statements for additional details on the fair value of the convertible promissory notes.
Investment in Preferred Stock
In September 2024, the Company invested $20.0 million in cash in exchange for preferred stock in a privately-held company. The Company elected to apply the measurement alternative for equity securities without readily determinable fair values as there are no quoted market prices for the preferred stock. The investment is measured at cost and adjusted to fair value when there is an observable price change from orderly transactions of identical or similar investments, and assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no adjustments recognized in the year ended December 31, 2025. As of December 31, 2025, the carrying value of the investment was $20.0 million, and is included within Other non-current assets on the consolidated balance sheet.

9. FAIR VALUE DISCLOSURE
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,007,068	$1,007,068	$—	$—
Money market funds	580,000	580,000	—	—
Short-term investments:
Time deposits	730,213	—	730,213	—
Total assets measured and recorded at fair value	$2,317,281	$1,587,068	$730,213	$—
Liabilities:
Accrued liabilities:
Contingent consideration	$28,110	$—	$—	$28,110
Other long-term liabilities:
Contingent consideration	40,006	—	—	40,006
Total liabilities measured and recorded at fair value	$68,116	$—	$—	$68,116

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$794,213	$794,213	$—	$—
Money market funds	1,366,023	1,366,023	—	—
Restricted cash, current	403	403	—	—
Other non-current assets:
Strategic investment - convertible promissory notes	55,225	—	—	55,225
Total assets measured and recorded at fair value	$2,215,864	$2,160,639	$—	$55,225
The following table reflects the changes in the fair value of the Company’s convertible promissory notes measured using Level 3 inputs (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance	$55,225	$53,816
Change in estimated fair value	2,940	1,409
Repayment of principal and interest	(58,165)	—
Ending balance	$—	$55,225
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
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means. Financial assets measured using Level 2 inputs include time deposits as of December 31, 2025. The Company did not have any Level 2 instruments as of December 31, 2024.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The Company measured its strategic investment in convertible promissory notes using Level 3 inputs. The fair value of the strategic investment in convertible promissory notes on the date of purchase was determined to be equal to its principal amount. The Company recorded $2.9 million, $1.4 million, and $4.3 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The contingent consideration is related to the Company’s acquisition of Frndly TV in May 2025 (refer to Note 4). As of the Acquisition Date, the Company measured its contingent consideration using Level 3 inputs. The fair value of the contingent consideration on the Acquisition Date was determined to be $65.8 million. The contingent consideration is subsequently remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value included in General and administrative expenses in the consolidated statements of operations. The Company recorded an expense of $2.3 million in General and administrative expenses related to the change in the fair value of the contingent consideration during the year ended December 31, 2025.
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
The Company measured the intangible assets acquired from the Frndly TV acquisition at fair value using Level 3 inputs. The fair value of the customer relationships has been estimated using the multi-period-excess-earnings method. The key valuation assumptions include the Company’s estimates of customer attrition rates, expected future revenue, profit margins, and discount rate. The fair value of the tradename has been estimated using the relief-from-royalty method. The key valuation assumptions include the Company’s estimates of expected future revenue, royalty rate, and discount rate.
During the year ended December 31, 2025, the Company recorded impairment charges of $2.9 million related to operating lease right-of-use assets associated with the leased office facilities that are part of its restructuring efforts. During the year ended December 31, 2024, the Company recorded total impairment charges of $29.1 million that included $22.6 million of operating lease right-of-use assets impairment and $7.0 million of property and equipment impairment related to the Company’s restructuring efforts. During the year ended December 31, 2023, the Company recorded total impairment charges of $269.4 million that included $131.6 million of operating lease right-of-use assets impairment, $72.3 million of property and equipment impairment, and $65.5 million of content assets impairment related to the Company’s restructuring efforts. See Note 18 for additional details.
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
The components of lease expense are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease expense	$72,591	$70,527	$83,060
Variable lease expense	25,443	22,562	23,331
Sublease income	(23,379)	(12,578)	(139)
Total operating lease expense	$74,655	$80,511	$106,252
Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$103,328	$92,076	$74,278
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,714	$10,462	$40,866
Decrease in operating lease right-of-use assets due to impairment (See Note 18 for details)	$2,870	$22,618	$131,646
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of December 31,
	2025	2024
Operating lease right-of-use assets	$260,341	$304,505

Operating lease liability, current (included in Accrued liabilities)	87,425	79,221
Operating lease liability, non-current	435,899	512,706
Total operating lease liability	$523,324	$591,927

Weighted-average remaining term for operating leases (in years)	6.11	7.02
Weighted-average discount rate for operating leases	3.99%	3.98%
Future lease payments under operating leases as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Operating Leases (2)
2026	$106,560
2027	103,494
2028	100,462
2029	96,845
2030	76,446
Thereafter	110,012
Total future lease payments	593,819
Less: imputed interest	(67,236)
Less: expected tenant improvement allowance	(3,259)
Total (1)	$523,324

(1) Total lease liabilities include liabilities related to operating lease right-of-use assets which were included in the impairment charges as part of the Company’s restructuring efforts. See Note 18 for additional details.
(2) Non-cancelable sublease proceeds for the fiscal years ending December 31, 2026, 2027, 2028, and 2029 of $18.6 million, $18.8 million, $18.8 million, and $12.0 million, respectively, are not included in the table above.
As of December 31, 2025, the Company had approximately $1.0 million in commitments relating to operating leases that have not yet commenced.
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
The Company had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of December 31, 2025. As of December 31, 2025, the Company had not borrowed against the Credit Agreement, and the Company was in compliance with all of the covenants of the Credit Agreement.
12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors (the “Board”) at the time of issuance of such shares. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.
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
Stock Repurchase Program
In August 2025, the Company began repurchasing shares of the Company’s Class A common stock under a stock repurchase program approved by the Board pursuant to which the Company is authorized to repurchase up to $400 million of the Company’s Class A common stock through December 31, 2026. The program does not obligate the Company to acquire any amount of Class A common stock, and the timing and total amount of share repurchases will depend on general market conditions, the trading price of the Company’s Class A common stock, corporate and regulatory requirements, the availability of funds, other investment opportunities, and other considerations. Repurchases may be executed through open market transactions at prevailing market prices, including pursuant to trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or through other means.

The following table summarizes the share repurchase activity under the Company’s stock repurchase program during the year ended December 31, 2025 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Per Share	Amount
Third Quarter	567,582	$88.10	$50,000
Fourth Quarter	975,294	$102.51	$99,982
Total share repurchases	1,542,876	$97.21	$149,982
All repurchases were made using cash resources, and shares purchased were immediately retired. As of December 31, 2025, $250 million remained available and authorized for repurchases under the stock repurchase program.
Common Stock Reserved for Issuance
As of December 31, 2025, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

Common stock awards granted under equity incentive plans	11,429
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Amended and Restated Equity Incentive Plan	39,032
Total reserved shares of common stock	55,550
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
Restricted Stock Units
Restricted stock unit activity for the year ended December 31, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2024	8,657	$74.80
Awarded	3,343	89.29
Released	(4,462)	84.64
Forfeited	(1,209)	73.77
Balance as of December 31, 2025	6,329	$75.70
The aggregate grant date fair value of restricted stock units granted during the years ended December 31, 2025, 2024, and 2023 was $298.5 million, $265.3 million, and $325.0 million, respectively.
The fair value of restricted stock units that vested during the years ended December 31, 2025, 2024, and 2023 was $377.6 million, $376.8 million, and $314.0 million, respectively.

The unrecognized stock-based compensation expense related to unvested restricted stock units awarded to employees as of December 31, 2025 was $414.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.
Stock Options
Stock option activity for the year ended December 31, 2025 is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,759	$75.24	6.6
Granted	338	89.16
Exercised	(921)	37.71
Forfeited and expired	(76)	71.82
Balance as of December 31, 2025	5,100	$82.85	6.0	$201,091

Options exercisable as of December 31, 2025	4,044	$87.02	5.4	$157,118
The weighted-average grant date fair value per share of options granted during the years ended December 31, 2025, 2024, and 2023 was $52.78, $34.92, and $42.43, respectively.
The intrinsic value for stock options exercised in the years ended December 31, 2025, 2024, and 2023 was $55.3 million, $16.4 million, and $38.9 million, respectively. Intrinsic value represents the difference between the fair values of the Company’s common stock and the stock options’ exercise price on the date of grant.
As of December 31, 2025, the Company had $38.1 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.5 years.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years. No stock-based compensation was capitalized for the years ended December 31, 2025, 2024, and 2023.
The following table presents the total stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenue, platform	$1,218	$1,455	$1,478
Cost of revenue, devices	270	1,373	3,761
Research and development	136,815	146,673	147,989
Sales and marketing	127,382	137,556	130,362
General and administrative	88,484	97,605	86,540
Total stock-based compensation	$354,169	$384,662	$370,130

The fair value of stock options granted is estimated on the grant date using the Black-Scholes option-valuation model. The assumptions used to value stock options granted during the years ended December 31, 2025, 2024, and 2023 are as follows:

Years Ended December 31,
	2025	2024	2023
Expected term (in years)	5.0 - 5.8	5.0 - 6.3	5.0 - 5.8
Risk-free interest rate	3.73 - 4.38%	3.51 - 4.64%	3.48 - 4.72%
Expected volatility	60 - 63%	62 - 63%	61 - 63%
Dividend rate	—	—	—
13. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has purchase commitments with various parties to purchase products and services such as licensed intellectual property and content, manufacturing supplier agreements, and data center capacity and other goods and services.
The following table presents details of the aggregate future purchase commitments as of December 31, 2025 (in thousands):

		Years Ended December 31,
	Total	2026	2027	2028	2029	2030	Thereafter
Content	$189,989	$124,320	$35,860	$20,522	$7,059	$1,604	$624
Manufacturing	158,436	158,436	—	—	—	—	—
Other obligations	212,692	106,733	81,835	17,929	6,120	75	—
Total commitments	$561,117	$389,489	$117,695	$38,451	$13,179	$1,679	$624
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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the years ended December 31, 2025, 2024, and 2023, the Company did not have any loss contingencies that were material.
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
14. INCOME TAXES
The components of income (loss) before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$66,520	$(125,670)	$(699,114)
Foreign	27,378	5,712	(316)
Income (loss) before income taxes	$93,898	$(119,958)	$(699,430)
The income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$(77)	$5,445	$697
State	1,047	7,746	2,715
Foreign	7,545	7,667	5,448
	8,515	20,858	8,860
Deferred:
Federal	(5,002)	233	233
State	(591)	225	222
Foreign	2,615	(11,888)	816
	(2,978)	(11,430)	1,271
Total income tax expense	$5,537	$9,428	$10,131

The table below provides the requirements of ASU 2023-09 for 2025 on a prospective basis. See Note 2 for additional details on the adoption of ASU 2023-09.
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2025 (amounts in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal income tax at statutory tax rate	$19,719	21.0%
State and local income taxes, net of federal income tax effect(1)	(5,581)	(5.9)
Foreign tax effects
United Kingdom	1,481	1.6
Other foreign jurisdictions	2,571	2.7
Effect of cross-border tax laws
U.S. taxation of foreign disregarded entities	(1,378)	(1.5)
Other	(212)	(0.2)
Tax credits
Research and development tax credit	(21,368)	(22.8)
Other	8	—
Changes in valuation allowance	(14,264)	(15.2)
Nontaxable or nondeductible items
Non-deductible compensation	19,145	20.4
Tax effects of stock-based compensation	(8,801)	(9.4)
Other	2,510	2.7
Worldwide changes in unrecognized tax benefits	11,045	11.8
Other adjustments	662	0.7
Total income tax expense and effective tax rate	$5,537	5.9%
(1) The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Connecticut, Georgia, New York, and New York City.

As disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2024	2023
U.S. federal income tax at statutory rate	21.0%	21.0%
U.S. state and local income taxes, net of federal tax benefit	(4.8)	(0.4)
Change in valuation allowance	(12.0)	(23.6)
Research and development tax credit	28.2	6.8
Stock-based compensation	(26.2)	(2.8)
Meals and entertainment	(1.0)	(0.2)
Foreign-Derived Intangible Income Deduction	1.8	0.3
Foreign rate differential	(0.5)	—
Section 162(m) limitation	(11.1)	(2.1)
Provision to return true-up	0.2	0.1
Change in unrecognized tax benefits	9.4	—
Discrete tax expense due to intellectual property transfer	(10.7)	—
Other	(2.2)	(0.5)
Effective tax rate	(7.9)%	(1.4)%
Significant components of the Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$438,036	$376,122
Reserves and accruals	54,716	44,818
Research and development credits	286,163	258,201
Operating lease liabilities	146,897	148,126
Stock-based compensation	34,197	48,585
Depreciation and amortization	34,692	40,527
Section 174 capitalization	304,561	393,020
Other	7,359	9,170
Total deferred tax assets	1,306,621	1,318,569
Deferred tax liabilities:
Operating lease right-of-use assets	(77,910)	(75,966)
Other	(1,137)	(4,249)
Total deferred tax liabilities	(79,047)	(80,215)
Valuation allowance	(1,209,126)	(1,219,225)
Net deferred tax assets	$18,448	$19,129
In 2022, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminated the right to deduct research and development expenses for tax purposes in the period the expenses were incurred and instead required all domestic and foreign research and development expenses to be amortized over five and fifteen tax years, respectively. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) allowed for the immediate expensing of domestic research and development expenses effective for tax years beginning in 2025 and the option to accelerate unamortized domestic research and development expenses previously capitalized. As a result of these changes, the Company recognized domestic cash savings and a decrease in its effective tax rate due to the research and development provisions, and recorded U.S. current income tax expense of $1.0 million for the year ended December 31, 2025.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of December 31, 2025, the Company analyzed all available objective evidence, both positive and negative, and believes it is more-likely-than-not that some deferred tax assets will not be realizable. Accordingly, the Company has provided a valuation allowance against its U.S. deferred tax assets. Given the Company's current and anticipated future earnings, the Company believes that there is a reasonable possibility that the valuation allowance against these net deferred tax assets may be reversed within the next twelve to eighteen months. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that the Company actually achieves.
As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the year ended December 31, 2025, the Company recognized a tax benefit of $6.0 million related to the release of its valuation allowance against certain U.S. deferred tax assets, which are expected to be utilized based on future reversals of taxable temporary differences related to the acquisition of Frndly TV.
The Company’s U.S. federal and state valuation allowance decreased by $10.1 million during the year ended December 31, 2025, and increased by $61.3 million and $166.0 million during the years ended December 31, 2024 and 2023, respectively. The change in the valuation allowance during the year ended December 31, 2025 is primarily attributable to a decrease in deferred tax assets through the immediate expensing of domestic research and development expenses and the valuation allowance release related to the Frndly TV acquisition for U.S. federal and state tax purposes. The change in the valuation allowance during the years ended December 31, 2024 and 2023 is primarily attributable to an increase in deferred tax assets generated through capitalization of domestic and foreign research and development expenses for U.S. federal and conforming state tax purposes. The Company does not have a foreign valuation allowance for the year ended December 31, 2025. The Company’s foreign valuation allowance decreased by $51.9 million and increased by $3.5 million during the years ended December 31, 2024, and 2023, respectively. The change in the foreign valuation allowance during the year ended December 31, 2024 is primarily attributable to an increase in deferred tax assets as a result of the valuation allowance release in the Netherlands. The change in foreign valuation allowance during the year ended December 31, 2023 is primarily attributable to an increase in net operating losses. The change in valuation allowance for all years is a charge or benefit to income tax expense.
For federal and state income tax reporting purposes, respective net operating loss carryforwards of $1.6 billion and $1.4 billion are available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire in 2037, and certain state net operating losses have expired in 2025.
For Brazil, Netherlands, and U.K. income tax reporting purposes, the net operating loss carryforwards of $7.7 million, $58.4 million, and $14.0 million, respectively, are available to reduce future taxable income, if any. Brazil and U.K. net operating losses can be carried forward indefinitely. Netherlands net operating losses can be carried back one year and carried forward indefinitely.
As of December 31, 2025, the Company has research and development tax credit carryforwards of $221.4 million and $196.2 million for federal and state income tax purposes, respectively. If not utilized, the federal and state carryforwards will begin to expire in 2030 and 2040, respectively.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2025	2024
Unrecognized tax benefits at beginning of year	$92,050	$88,548
Gross increase for tax positions of current year	12,830	11,743
Gross increase for tax positions of prior years	72	4,393
Gross decrease for tax positions of prior years	(497)	(12,634)
Unrecognized tax benefits balance at end of year	$104,455	$92,050
As of December 31, 2025, $4.1 million of the Company's gross unrecognized tax benefits, if recognized, would affect the effective tax rate and $100.4 million would result in an adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. The Company recorded $1.1 million and $0.9 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2025 and 2024, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and certain foreign jurisdictions. The Company is currently under examination by the IRS for the year ended December 31, 2023. All other tax years remain subject to examination by federal and state authorities. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and local tax laws.
The Company will continue to indefinitely reinvest earnings from its foreign subsidiaries unless the earnings are not required to fund ongoing business needs, are not restricted by local laws, and can be repatriated in a tax efficient manner. Substantially all of the unrepatriated earnings were subject to U.S. tax or are exempt as a result of U.S. tax reform and related foreign withholding taxes are minimal.
15. RETIREMENT PLANS
The Company maintains a 401(k) tax deferred saving plan (the “Savings Plan”) for the benefit of qualified employees. Qualified employees may elect to make contributions to the Savings Plan on a biweekly basis, subject to certain limitations. The Company may make contributions to the Savings Plan at the discretion of the Board of Directors. No Company contributions were made for the years ended December 31, 2025, 2024, and 2023.
The Company has defined contribution plans for employees in certain of its international locations. The Company contributed $5.2 million, $4.1 million, and $3.2 million to these plans for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$88,361	$(129,386)	$(709,561)
Denominator:
Weighted-average common shares outstanding — basic	147,154	144,630	141,572
Dilutive effect of common stock equivalents	3,758	0	0
Weighted-average common shares outstanding — diluted	150,912	144,630	141,572

Net income (loss) per share — basic	$0.60	$(0.89)	$(5.01)
Net income (loss) per share — diluted	$0.59	$(0.89)	$(5.01)
Common stock equivalents (comprised of stock options and restricted stock units) excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect were 2.5 million, 14.4 million and 14.0 million shares for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Devices
Devices revenue is generated from the sale of streaming players, Roku-made TVs, smart home products and services, audio products, and related accessories.
Customers accounting for 10% or more of segment revenue, net, were as follows:

	Years Ended December 31,
	2025	2024	2023
Platform segment revenue:
Customer I	*	*	13%
Customer J	13%	12%	*

Devices segment revenue:
Customer A	16%	22%	15%
Customer B	26%	21%	15%
Customer C	22%	28%	41%
Customer K	17%	10%	*
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
Long-lived assets, net
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	As of December 31,
	2025	2024
United States	$338,689	$401,464
United Kingdom	77,443	92,110
Other countries	17,786	24,621
Total	$433,918	$518,195
18. RESTRUCTURING CHARGES
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
Restructuring charges are recorded as follows (in thousands):

	Year Ended December 31, 2025
	Facilities Exit Costs	Asset Impairment Charges	Total
Research and development	$194	$2,133	$2,327
Sales and marketing	—	175	175
General and administrative	—	562	562
Total restructuring charges	$194	$2,870	$3,064

	Year Ended December 31, 2024
	Employee Terminations	Facilities Exit Costs	Asset Impairment Charges	Total
Cost of revenue, platform	$(3)	$—	$—	$(3)
Cost of revenue, devices	1	—	5	6
Research and development	368	98	(603)	(137)
Sales and marketing	697	719	24,641	26,057
General and administrative	(116)	117	5,075	5,076
Total restructuring charges	$947	$934	$29,118	$30,999

	Year Ended December 31, 2023
	Employee Terminations	Facilities Exit Costs	Assets Impairment Charges	Total
Cost of revenue, platform	$1,164	$1	$65,867	$67,032
Cost of revenue, devices	524	6	2,793	3,323
Research and development	31,160	1,320	78,011	110,491
Sales and marketing	29,786	517	83,411	113,714
General and administrative	20,531	1,683	39,320	61,534
Total restructuring charges	$83,165	$3,527	$269,402	$356,094
The asset impairment charges for the year ended December 31, 2025 are primarily comprised of $2.9 million of operating lease right-of-use assets impairment. The asset impairment charges for the year ended December 31, 2024 are primarily comprised of $22.6 million of operating lease right-of-use assets impairment and $7.0 million of property and equipment impairment, partially offset by $0.5 million of adjustments to other long-term liabilities and assets. The asset impairment charges for the year ended December 31, 2023 are primarily comprised of $131.6 million of operating lease right-of-use assets impairment, $72.3 million of property and equipment impairment, and $65.5 million of content assets impairment.
A reconciliation of the beginning and ending balance of employee termination restructuring charges and facilities exit costs, which are included in Accrued liabilities in the consolidated balance sheets, is as follows (in thousands):

	December 31, 2025		December 31, 2024
	Facilities Exit Costs	Total	Employee Terminations	Facilities Exit Costs	Total
Beginning balance	$1,381	$1,381	$12,661	$1,198	$13,859
Restructuring charges incurred	194	194	947	934	1,881
Payments made	(349)	(349)	(13,608)	(751)	(14,359)
Ending balance	$1,226	$1,226	$—	$1,381	$1,381

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment excluded the internal control over financial reporting of Frndly TV, Inc. which was acquired on May 9, 2025 and whose total assets represent approximately 1.5% and total revenues represent approximately 1.8% of our consolidated financial statement amounts as of and for the year ended December 31, 2025. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Roku, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Frndly TV, Inc. which was acquired on May 9, 2025, and whose financial statements constitute 1.5% of total assets and 1.8% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Frndly TV, Inc.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 13, 2026

Item 9B. Other Information
Insider Trading Arrangements
During the three months ended December 31, 2025, each of the following officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Adoption	November 19, 2025	X		384,000	September 9, 2026
Charles Collier (President, Roku Media)	Adoption	November 25, 2025	X		642,753	December 31, 2026
Christopher Handman (Senior Vice President and General Counsel)	Adoption	November 26, 2025	X		47,593	December 31, 2026
Mustafa Ozgen (President, Devices, Products, and Technology)	Adoption	November 24, 2025	X		39,471	November 24, 2026
	Termination	November 1, 2025	X		53,492	November 26, 2025
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in the sections “Voting and Meeting Information,” “Board of Directors and Corporate Governance,” “Executive Officer Biographies,” and “Other Matters” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025 (our “Proxy Statement”).
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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38211	3.1	10/3/2017
3.2	Amended and Restated Bylaws	S-1/A	333-220318	3.4	9/18/2017
4.1	Reference is made to Exhibit 3.1
4.2	Form of Class A Common Stock Certificate	S-1/A	333-220318	4.1	9/18/2017
4.3	Description of Securities	10-K	001-38211	4.3	3/2/2020
10.1 +	Roku, Inc. 2008 Equity Incentive Plan	S-1	333-220318	10.3	9/1/2017
10.2 +	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan	S-1	333-220318	10.4	9/1/2017
10.3 +	Roku, Inc. Amended and Restated 2017 Equity Incentive Plan	8-K	001-38211	10.1	6/7/2024
10.4 +	Forms of Consolidated Option Agreement and Option Grant Notice under Amended and Restated 2017 Equity Incentive Plan	10-K	001-38211	10.4	2/14/2025
10.5 +	Forms of Consolidated Restricted Stock Unit Grant Notice and Award Agreement under Amended and Restated 2017 Equity Incentive Plan	10-K	001-38211	10.5	2/14/2025
10.6 +	Executive Supplemental Stock Option Program Enrollment Form	8-K	001-38211	10.1	9/26/2024
10.7 +	Roku, Inc. 2017 Employee Stock Purchase Plan	S-1/A	333-220318	10.8	9/18/2017
10.8 +	Form of Indemnification Agreement, by and between Roku, Inc. and each of its directors and executive officers	S-1/A	333-220318	10.9	9/18/2017
10.9 +	Employment Terms Agreement, by and between Roku, Inc. and Mustafa Ozgen, dated January 17, 2019	10-K	001-38211	10.18	3/2/2020
10.10 +	Offer Letter, by and between Roku, Inc. and Charles Collier, dated September 16, 2022	10-K	001-38211	10.18	2/16/2023
10.11 +	Offer Letter, by and between Roku, Inc. and Dan Jedda, dated February 11, 2023	10-Q	001-38211	10.1	7/28/2023
10.12 +	Offer Letter, by and between Roku, Inc. and Chris Handman, dated September 24, 2025					X
10.13 +	Roku, Inc. Amended and Restated Severance Benefit Plan	10-Q	001-38211	10.1	11/2/2023
10.14	Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated August 1, 2018 (1155 Coleman Ave)	10-Q	001-38211	10.26	8/10/2018
10.15	First Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated November 12, 2018 (1155 Coleman Ave)	10-K	001-38211	10.30	3/1/2019
10.16	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated April 30, 2019 (1155 Coleman Ave)	10-Q	001-38211	10.2	8/9/2019
10.17	Assignment and Assumption of Lease, Landlord’s Consent and First Amendment of Lease, dated as of April 30, 2019, by and among Roku, Inc., 8x8, Inc. and CAP Phase I, LLC	10-Q	001-38211	10.1	8/9/2019
10.18	Third Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Phase 1, LLC dated September 29, 2020 (1155 Coleman Ave)	10-Q	001-38211	10.1	4/29/2022

10.19	Fourth Amendment to Coleman Highline Office Lease by and between Roku, Inc. and BCORE Coleman Owner LLC dated April 8, 2022 (1155 Coleman Ave)	10-Q	001-38211	10.3	4/29/2022
10.20	Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated August 1, 2018 (1173/1167/1161 Coleman Ave)	10-Q	001-38211	10.27	8/10/2018
10.21	First Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated November 18, 2018 (1173/1167/1161 Coleman Ave)	10-K	001-38211	10.31	3/1/2019
10.22	Second Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated April 30, 2019 (1173/1167/1161 Coleman Ave)	10-Q	001-38211	10.3	8/9/2019
10.23	Third Amendment to Coleman Highline Office Lease by and between Roku, Inc. and Cap Oz 34, LLC dated June 4, 2020 (1173/1167/1161 Coleman Ave)	10-Q	001-38211	10.2	4/29/2022
10.24	Credit Agreement, dated as of September 16, 2024, among Roku, Inc., as borrower, Citibank N.A., as administrative agent, and the other credit parties and lenders party thereto	8-K	001-38211	10.1	9/17/2024
19.1	Roku, Inc. Insider Trading Policies					X
21.1	List of Significant Subsidiaries of Roku, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Roku, Inc. Policy for Recoupment of Incentive Compensation	10-K	001-38211	97.1	2/16/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February 2026.

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

Name	Title	Date

/s/ ANTHONY WOOD	President, Chief Executive Officer and Chairman	February 13, 2026
Anthony Wood	(Principal Executive Officer)

/s/ DAN JEDDA	Chief Financial Officer and Chief Operating Officer	February 13, 2026
Dan Jedda	(Principal Financial Officer)

/s/ MATTHEW BANKS	Vice President, Chief Accounting Officer	February 13, 2026
Matthew Banks	(Principal Accounting Officer)

/s/ JEFFREY BLACKBURN	Director	February 13, 2026
Jeffrey Blackburn

/s/ MAI FYFIELD	Director	February 13, 2026
Mai Fyfield

/s/ JEFFREY HASTINGS	Director	February 13, 2026
Jeffrey Hastings

/s/ LAURIE SIMON HODRICK	Director	February 13, 2026
Laurie Simon Hodrick

/s/ NEIL HUNT	Director	February 13, 2026
Neil Hunt

/s/ GINA LUNA	Director	February 13, 2026
Gina Luna

/s/ RAY ROTHROCK	Director	February 13, 2026
Ray Rothrock