Form 10-Q
period 2026-03-31
ROKU, INC
filed 2026-05-01
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2026, the registrant had outstanding 131,029,521 shares of Class A common stock, $0.0001 par value per share and 16,554,064 shares of Class B common stock, $0.0001 par value per share.

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
The Roku Channel (TRC): A Roku owned and operated streaming service. The Roku Channel aggregates three types of content—AVOD, FAST, and Premium Subscriptions—within The Roku Channel app and through viewing experiences integrated throughout the Roku platform (e.g., Live TV on the Roku Home Screen Menu).

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
•our ability to adapt to changing market conditions and technological developments, including our ability to successfully incorporate artificial intelligence into our operations, products, and services;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,649,877	$1,587,068
Short-term investments	730,342	730,213
Accounts receivable, net of allowances of $57,152 and $80,448 as of March 31, 2026 and December 31, 2025, respectively	752,586	879,871
Inventories	101,289	114,642
Prepaid expenses and other current assets	136,532	89,716
Total current assets	3,370,626	3,401,510
Property and equipment, net	162,257	173,577
Operating lease right-of-use assets	243,701	260,341
Content assets, net	161,904	167,908
Intangible assets, net	46,202	50,207
Goodwill	309,406	309,406
Other non-current assets	58,538	70,534
Total Assets	$4,352,634	$4,433,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$123,093	$158,640
Accrued liabilities	911,199	957,983
Deferred revenue, current portion	123,938	120,912
Total current liabilities	1,158,230	1,237,535
Deferred revenue, non-current portion	27,057	28,848
Operating lease liability, non-current portion	412,705	435,899
Other long-term liabilities	83,578	73,256
Total Liabilities	1,681,570	1,775,538
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.0001 par value	15	15
Additional paid-in capital	4,174,436	4,145,485
Accumulated other comprehensive income (loss)	(493)	1,039
Accumulated deficit	(1,502,894)	(1,488,594)
Total stockholders’ equity	2,671,064	2,657,945
Total Liabilities and Stockholders’ Equity	$4,352,634	$4,433,483
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net revenue:
Platform:
Advertising	$612,705	$482,823
Subscriptions	518,525	397,994
Total Platform	1,131,230	880,817
Devices	117,649	139,855
Total net revenue	1,248,879	1,020,672
Cost of revenue:
Platform:
Advertising	241,736	212,424
Subscriptions	305,409	204,082
Total Platform	547,145	416,506
Devices	136,798	159,121
Total cost of revenue	683,943	575,627
Gross profit (loss):
Platform:
Advertising	370,969	270,399
Subscriptions	213,116	193,912
Total Platform	584,085	464,311
Devices	(19,149)	(19,266)
Total gross profit	564,936	445,045
Operating expenses:
Research and development	189,492	184,579
Sales and marketing	221,221	223,693
General and administrative	102,451	94,503
Total operating expenses	513,164	502,775
Income (loss) from operations	51,772	(57,730)
Other income, net:
Interest expense	(624)	(433)
Other income, net	37,497	17,649
Total other income, net	36,873	17,216
Income (loss) before income taxes	88,645	(40,514)
Income tax expense (benefit)	2,945	(13,083)
Net income (loss)	$85,700	$(27,431)

Net income (loss) per share — basic	$0.58	$(0.19)
Net income (loss) per share — diluted	$0.57	$(0.19)

Weighted-average common shares outstanding — basic	147,510	146,197
Weighted-average common shares outstanding — diluted	151,024	146,197
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss)	$85,700	$(27,431)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,532)	981
Comprehensive income (loss)	$84,168	$(26,450)
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2026	Shares	Amount
Balance-December 31, 2025	147,850	$15	$4,145,485	$1,039	$(1,488,594)	$2,657,945
Issuance of common stock pursuant to equity incentive plans	1,273	—	1,789	—	—	1,789
Stock-based compensation expense		—	78,682	—	—	78,682
Shares withheld for taxes related to net share settlement of equity awards	(524)	—	(51,520)	—	—	(51,520)
Repurchases and retirement of common stock	(1,015)	—	—	—	(100,000)	(100,000)
Foreign currency translation adjustment	—	—	—	(1,532)	—	(1,532)
Net income	—	—	—	—	85,700	85,700
Balance-March 31, 2026	147,584	$15	$4,174,436	$(493)	$(1,502,894)	$2,671,064

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2025	Shares	Amount
Balance-December 31, 2024	145,910	$15	$3,921,432	$(1,737)	$(1,426,973)	$2,492,737
Issuance of common stock pursuant to equity incentive plans	1,226	—	2,436	—	—	2,436
Stock-based compensation expense	—	—	95,494	—	—	95,494
Shares withheld for taxes related to net share settlement of equity awards	(479)	—	(38,508)	—	—	(38,508)
Foreign currency translation adjustment	—	—	—	981	—	981
Net loss	—	—	—	—	(27,431)	(27,431)
Balance-March 31, 2025	146,657	$15	$3,980,854	$(756)	$(1,454,404)	$2,525,709
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$85,700	$(27,431)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,928	15,192
Stock-based compensation expense	78,682	95,494
Amortization of right-of-use assets	12,343	11,575
Amortization and write-off of content assets	45,747	48,044
Foreign currency remeasurement (gains) losses	(385)	243
Change in fair value of strategic investment in convertible promissory notes	—	6,284
Impairment of assets	4,920	2,870
Provision for credit losses	71	1,285
Other items, net	(1,913)	(425)
Changes in operating assets and liabilities:
Accounts receivable	126,890	161,122
Inventories	13,353	22,974
Prepaid expenses and other current assets	(44,074)	(12,381)
Content assets and liabilities, net	(47,856)	(43,113)
Other non-current assets	4,620	2,790
Accounts payable	(35,029)	(79,459)
Accrued liabilities	(41,340)	(57,984)
Operating lease liabilities	(21,728)	(18,783)
Other long-term liabilities	(24)	242
Deferred revenue	1,235	10,193
Net cash provided by operating activities	199,140	138,732
Cash flows from investing activities:
Purchases of property and equipment	(3,134)	(1,931)
Sale (purchase) of strategic investment	18,399	(7,000)
Purchases of short-term investments	(350,000)	—
Sales and maturities of short-term investments	350,000	—
Net cash provided by (used in) investing activities	15,265	(8,931)
Cash flows from financing activities:
Proceeds from equity issued under incentive plans	1,789	2,436
Taxes paid related to net share settlement of equity awards	(51,520)	(38,508)
Repurchases of common stock	(100,000)	—
Net cash used in financing activities	(149,731)	(36,072)
Net increase in cash, cash equivalents and restricted cash	64,674	93,729
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,865)	2,188
Cash, cash equivalents and restricted cash — beginning of period	1,587,068	2,160,639
Cash, cash equivalents and restricted cash — end of period	$1,649,877	$2,256,556
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,649,877	$2,256,153
Restricted cash, current	—	403
Cash, cash equivalents and restricted cash — end of period	$1,649,877	$2,256,556
Supplemental disclosures of cash flow information:
Cash paid for interest	$518	$28
Cash paid for (refunded from) income taxes, net	$(1,037)	$2,162
Supplemental disclosures of non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$381	$36
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company,” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation.
Effective in the first quarter of 2026, the Company’s reportable segments changed. The Company now manages and reports its operating results through three reportable segments defined by: Advertising, Subscriptions, and Devices. Previously, the Company reviewed and managed the new Advertising and Subscriptions segments as a combined Platform segment. This change was made to reflect the Company’s ongoing evaluation and monitoring of its business, including changes made to both internal reporting and the information reported to the Chief Executive Officer, who serves as Chief Operating Decision Maker (“CODM”). Segment financial information for the first quarter of 2025 has been retrospectively adjusted to reflect these changes.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements, which include the accounts of Roku and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026 (the “Annual Report”).
The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts reported in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.
There have been no material changes to the accounting policies disclosed in the audited consolidated financial statements and the related notes for the year ended December 31, 2025.
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

Inventories
The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Provisions are made if the cost of the inventories exceeds their net realizable value. The Company evaluates inventory levels for excess and obsolete products, based on its assessment of future demand and market conditions. The Company recognized inventory provisions charged to the Cost of revenue, devices, of $20.7 million and $6.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the ending inventory reserve was $28.2 million and $29.3 million, respectively.
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The Company adopted this guidance prospectively effective January 1, 2026 and elected the practical expedient provided by ASU 2025-05. In accordance with this practical expedient, for current accounts receivable and contract assets, the Company assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
3. REVENUE
The Company’s disaggregated revenue is represented by the three reportable segments discussed in Note 16.
The contract balances include the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accounts receivable, net	$752,586	$879,871
Contract assets (included in Prepaid expenses and other current assets)	5,193	995
Deferred revenue:
Deferred revenue, current portion	123,938	120,912
Deferred revenue, non-current portion	27,057	28,848
Total deferred revenue	$150,995	$149,760
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets increased by $4.2 million during the three months ended March 31, 2026 due to the timing of billing to customers.
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue increased by $1.2 million during the three months ended March 31, 2026 primarily due to timing of fulfillment of performance obligations related to advertising arrangements, and growth in Premium Subscriptions.
Revenue recognized during the three months ended March 31, 2026 from amounts included in total deferred revenue as of December 31, 2025 was $54.4 million. Revenue recognized during the three months ended March 31, 2025 from amounts included in total deferred revenue as of December 31, 2024 was $45.0 million.

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations exclude contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $800.5 million as of March 31, 2026, of which the Company expects to recognize approximately 55% over the next 12 months and the remainder thereafter.
Revenue recognized from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts was not significant during the three months ended March 31, 2026 and 2025.
Customer J accounted for 11% of total net revenue for both the three months ended March 31, 2026 and 2025, which were primarily attributable to the Advertising segment.
Revenue by geography is determined based on the location where the Company’s products and services are delivered. Revenue in international markets was less than 10% in each of the periods presented.

4. BUSINESS COMBINATION

On May 9, 2025 (the “Acquisition Date”), the Company acquired all of the outstanding shares of Frndly TV, Inc. (“Frndly TV”), a subscription streaming service that offers live TV, on-demand video, and cloud-based DVR for an affordable price. The total purchase consideration (the “Purchase Consideration”) was $169.8 million, consisting primarily of cash of $103.6 million and the fair value of contingent consideration of $65.8 million. The acquisition supports the Company’s focus on growing Subscriptions revenue and Roku-billed subscriptions.
The Company will pay contingent consideration of up to $75.0 million in cash upon the achievement of certain performance metrics and milestones over the two years following the Acquisition Date. See Note 9 for details on the fair value of the contingent consideration.
The allocation of the Purchase Consideration primarily consisted of $147.9 million of goodwill, $46.0 million in intangible assets, and $24.1 million of other assets acquired and liabilities assumed. The operations of Frndly TV are included in the Company’s operating results beginning on the Acquisition Date. Historical and pro forma disclosures are not provided as the historical operating results of Frndly TV were not material.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. As of March 31, 2026 and December 31, 2025 the Company has $188.8 million of goodwill related to the Advertising segment and $120.6 million of goodwill related to the Subscriptions segment.
Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(71,584)	$1,783	5.9
Customer relationships	46,100	(25,281)	20,819	6.3
Tradename	34,400	(13,032)	21,368	7.9
Patents	4,076	(1,844)	2,232	14.0
Total Intangible assets	$157,943	$(111,741)	$46,202	6.7

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(71,138)	$2,229	5.9
Customer relationships	46,100	(22,995)	23,105	6.3
Tradename	34,400	(11,832)	22,568	7.9
Patents	4,076	(1,771)	2,305	14.0
Total Intangible assets	$157,943	$(107,736)	$50,207	6.7
The Company amortizes the fair value of intangible assets over their estimated useful lives in proportion to the economic benefits received. Amortization expense related to intangible assets was approximately $4.0 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively.
The Company recorded amortization of developed technology in Cost of revenue, advertising, recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.
As of March 31, 2026, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2026 (remaining 9 months)	$10,693
2027	10,507
2028	8,419
2029	7,257
2030	4,884
Thereafter	4,442
Total	$46,202
6. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accounts receivable, gross	$809,738	$960,319
Less: Allowances
Allowance for sales returns	2,916	4,539
Allowance for sales incentives	51,552	70,839
Allowance for credit losses	2,574	3,073
Other allowances	110	1,997
Total allowances	57,152	80,448
Accounts receivable, net	$752,586	$879,871
Customers J and B each accounted for 13% of the Company’s accounts receivable, net balance as of March 31, 2026 and 11% of the Company’s accounts receivable, net balance as of December 31, 2025, respectively.

Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Computers and equipment	$51,789	$51,699
Leasehold improvements	287,166	284,748
Internal-use software	5,904	5,904
Office equipment and furniture	36,151	36,075
Property and equipment, gross	381,010	378,426
Less: Accumulated depreciation and amortization	(218,753)	(204,849)
Property and equipment, net	$162,257	$173,577
Depreciation and amortization expense for property and equipment assets was approximately $13.9 million and $11.7 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Revenue share payable	$319,682	$311,488
Accrued cost of revenue	167,573	173,171
Marketing, retail, and merchandising expenses	79,773	95,887
Operating lease liability, current	88,412	87,425
Accrued legal and licensing expenses	32,609	68,843
Content liability, current	35,301	42,158
Contingent consideration, current	28,810	28,110
Other accrued expenses	159,039	150,901
Total Accrued liabilities	$911,199	$957,983
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Content liability, non-current	$4,909	$5,078
Contingent consideration, non-current	40,995	40,006
Other long-term liabilities	37,674	28,172
Total Other long-term liabilities	$83,578	$73,256

7. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Licensed content, net and advances	$91,113	$95,017
Produced content:
Released, less amortization	55,722	57,808
Completed, not released	10,701	9,109
In production	7,520	8,039
Total produced content, net	73,943	74,956
Total Content assets, net and advances	$165,056	$169,973

Current portion (included in Prepaid expenses and other current assets)	$3,152	$2,065
Non-current portion	$161,904	$167,908
Amortization of content assets is primarily included in Cost of revenue, advertising in the condensed consolidated statements of operations and is as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Licensed content	$36,033	$37,661
Produced content	9,714	10,383
Total amortization costs	$45,747	$48,044
8. STRATEGIC INVESTMENTS
Investment in Convertible Promissory Notes
In June 2022, the Company agreed to provide financing of up to $60.0 million in the aggregate in the form of an investment in the convertible promissory notes of a counterparty with whom the Company has a commercial relationship. The convertible promissory notes accrued interest at 5% per annum. During the year ended December 31, 2025, the Company received repayment in full from the counterparty totaling $50.0 million plus interest.
The convertible promissory notes contained certain redemption features that met the definition of embedded derivatives and required bifurcation. The Company elected to apply the fair value option and account for the hybrid instrument containing the host contract and the embedded derivatives at fair value as a single instrument, with any subsequent changes in fair value included in Other income, net in the condensed consolidated statements of operations. See Note 9 for additional details on the fair value of the convertible promissory notes.
Investment in Preferred Stock
In September 2024, the Company invested $20.0 million in cash in exchange for preferred stock in a privately-held company. The Company elected to apply the measurement alternative for equity securities without readily determinable fair values as there are no quoted market prices for the preferred stock. The investment is measured at cost and adjusted to fair value when there is an observable price change from orderly transactions of identical or similar investments, and assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no adjustments recognized in the three months ended March 31, 2026. As of March 31, 2026, the carrying value of the investment was $20.0 million, and is included within Other non-current assets on the condensed consolidated balance sheets.

9. FAIR VALUE DISCLOSURE
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$967,877	$967,877	$—	$—
Money market funds	682,000	682,000	—	—
Short-term investments:
Time deposits	730,342	—	730,342	—
Total assets measured and recorded at fair value	$2,380,219	$1,649,877	$730,342	$—
Liabilities:
Accrued liabilities:
Contingent consideration	$28,810	$—	$—	$28,810
Other long-term liabilities:
Contingent consideration	40,995	—	—	40,995
Total liabilities measured and recorded at fair value	$69,805	$—	$—	$69,805

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,007,068	$1,007,068	$—	$—
Money market funds	580,000	580,000	—	—
Short-term investments:
Time deposits	730,213	—	730,213	—
Total assets measured and recorded at fair value	$2,317,281	$1,587,068	$730,213	$—
Liabilities:
Accrued liabilities:
Contingent consideration	$28,110	$—	$—	$28,110
Other long-term liabilities:
Contingent consideration	40,006	—	—	40,006
Total liabilities measured and recorded at fair value	$68,116	$—	$—	$68,116
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
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means. Financial assets measured using Level 2 inputs include time deposits as of March 31, 2026 and December 31, 2025.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The Company measured its strategic investment in convertible promissory notes using Level 3 inputs. The fair value of the strategic investment in convertible promissory notes on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized loss of $6.3 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes for the three months ended March 31, 2025.
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
The contingent consideration is related to the Company’s acquisition of Frndly TV in May 2025 (refer to Note 4). As of the Acquisition Date, the Company measured its contingent consideration using Level 3 inputs. The fair value of the contingent consideration on the Acquisition Date was determined to be $65.8 million. The contingent consideration is subsequently remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value included in General and administrative expenses in the condensed consolidated statements of operations. The Company recorded an expense of $1.7 million in General and administrative expenses related to the change in the fair value of the contingent consideration during the three months ended March 31, 2026.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease expense	$17,907	$17,797
Variable lease expense	6,088	6,086
Sublease income	(6,037)	(5,114)
Total operating lease expense	$17,958	$18,769

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$26,961	$24,688
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$963	$2,260
Decrease in operating lease right-of-use assets due to impairment	$4,920	$2,870
The Company recorded operating lease right-of-use asset impairment charges of $4.9 million and $2.9 million related to the ceased use of certain of its corporate facilities during the three months ended March 31, 2026 and 2025, respectively. These impairment charges are included within operating expense on the condensed consolidated statements of operations and comprehensive income (loss).
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$243,701	$260,341

Operating lease liability, current (included in Accrued liabilities)	88,412	87,425
Operating lease liability, non-current	412,705	435,899
Total operating lease liability	$501,117	$523,324

Weighted-average remaining term for operating leases (in years)	5.90	6.11
Weighted-average discount rate for operating leases	3.99%	3.99%
Future lease payments under operating leases as of March 31, 2026 are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2026 (remaining 9 months)	$79,896
2027	103,437
2028	100,231
2029	96,615
2030	76,217
Thereafter	109,876
Total future lease payments	566,272
Less: imputed interest	(61,896)
Less: expected tenant improvement allowance	(3,259)
Total	$501,117
(1) Non-cancelable sublease proceeds for the fiscal years ending December 31, 2026 (remaining 9 months), 2027, 2028, and 2029 of $14.0 million, $18.8 million, $18.8 million, and $12.0 million, respectively, are not included in the table above.
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
The Company had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of March 31, 2026. As of March 31, 2026, the Company had not borrowed against the Credit Agreement, and the Company was in compliance with all of the covenants of the Credit Agreement.
12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors (the “Board”) at the time of issuance of such shares. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.
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
The following table summarizes the share repurchase activity under the Company’s stock repurchase program during the three months ended March 31, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Per Share	Amount
First Quarter 2026	1,014,873	$98.53	$100,000
All repurchases were made using cash resources, and shares purchased were immediately retired. As of March 31, 2026, $150 million remained available and authorized for repurchases under the stock repurchase program.

Common Stock Reserved for Issuance
As of March 31, 2026, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

Common stock awards granted under equity incentive plans	10,130
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Amended and Restated Equity Incentive Plan	39,583
Total reserved shares of common stock	54,802
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
Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2026 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2025	6,329	$75.70
Awarded	131	102.77
Released	(1,180)	74.50
Forfeited	(156)	75.44
Balance as of March 31, 2026	5,124	$76.68
As of March 31, 2026, the Company had $344.3 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Options
Stock option activity for the three months ended March 31, 2026 is as follows (in thousands, except per share data and years):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	5,100	$82.85	6.0
Granted	—	—
Exercised	(93)	19.23
Forfeited and expired	(1)	52.18
Balance as of March 31, 2026	5,006	$84.04	5.9	$135,597

Options exercisable as of March 31, 2026	4,163	$87.41	5.4	$112,507
As of March 31, 2026, the Company had $31.0 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.4 years.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.
The following table presents the total stock-based compensation expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cost of revenue, platform	$194	$384
Cost of revenue, devices	—	70
Research and development	29,495	35,858
Sales and marketing	27,384	34,786
General and administrative	21,609	24,396
Total stock-based compensation	$78,682	$95,494
13. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has purchase commitments with various parties to purchase products and services such as licensed intellectual property and content, manufacturing supplier agreements, and data center capacity and other goods and services.
The following table presents details of the aggregate future purchase commitments as of March 31, 2026 (in thousands):

		Years Ended December 31,
	Total	Remaining 2026	2027	2028	2029	2030	Thereafter
Content	$157,475	$82,162	$48,690	$21,844	$3,648	$850	$281
Manufacturing	353,441	353,441	—	—	—	—	—
Other obligations	375,258	146,691	174,734	44,688	9,070	75	—
Total commitments	$886,174	$582,294	$223,424	$66,532	$12,718	$925	$281
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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the three months ended March 31, 2026 and 2025, the Company did not have any loss contingencies that were material.
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
14. INCOME TAXES
Income tax expense was $2.9 million and income tax benefit was $13.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily due to increases in pre-tax book income, partially offset by decreases due to a reduction in U.S. federal and certain state taxes due to the 2025 enactment of the One Big Beautiful Bill Act.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of March 31, 2026, the Company has a full valuation allowance against its net deferred tax assets in the United States. Given the Company's current and anticipated future earnings, the Company believes that there is a reasonable possibility that the valuation allowance against these net deferred tax assets may be reversed within the next twelve months. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that the Company actually achieves.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net income (loss)	$85,700	$(27,431)
Denominator:
Weighted-average common shares outstanding — basic	147,510	146,197
Dilutive effect of common stock equivalents	3,514	—
Weighted-average common shares outstanding — diluted	151,024	146,197

Net income (loss) per share — basic	$0.58	$(0.19)
Net income (loss) per share — diluted	$0.57	$(0.19)
Common stock equivalents (comprised of stock options and restricted stock units) excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect were 1.5 million and 13.2 million shares for the three months ended March 31, 2026 and 2025, respectively.
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
Beginning in the first quarter of 2026, the Company changed its internal reporting structure and the CODM began receiving disaggregated financial information that allows him to allocate resources and evaluate performance between three operating segments: Advertising, Subscriptions, and Devices. As such, the Company now has three reportable segments. The Company’s prior period amounts for the first quarter of 2025 have been retrospectively adjusted to reflect the disaggregation of the Company’s previous Platform operating segment into the Advertising and Subscriptions operating segments. There are no changes to the consolidated financial statements for any prior periods.
Descriptions of the Company’s three reportable segments are as follows:
Advertising
Advertising revenue is generated from the sale of digital advertising, including direct and programmatic video advertising, ads integrated into the Company’s user interface (“UI”), and related services.
Subscriptions
Subscriptions revenue is generated from the sale of subscriptions to end users, including subscription revenue shares from content partners, the sale of Premium Subscriptions and the sale of owned and operated subscription services. Subscriptions revenue also includes the sale of branded app buttons on remote controls.
Devices
Devices revenue is generated from the sale of streaming players, Roku-made TVs, smart home products and services, audio products, and related accessories.
For all reportable segments, Cost of revenue is the significant segment expense that is regularly provided to the CODM. The Company reports its financial results consistent with the manner in which financial information is viewed by management for decision-making purposes. The Company does not manage operating expenses such as research and development, sales and marketing, and general and administrative expenses at the segment level. The Company does not allocate property and equipment or any other assets or capital expenditures to reportable segments.
The following table presents financial information for each of the Company’s reportable segments (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Advertising
Net revenue	$612,705	$482,823
Cost of revenue	241,736	212,424
Gross profit	370,969	270,399
Subscriptions
Net revenue	518,525	397,994
Cost of revenue	305,409	204,082
Gross profit	213,116	193,912
Devices
Net revenue	117,649	139,855
Cost of revenue	136,798	159,121
Gross loss	(19,149)	(19,266)
Total
Net revenue	1,248,879	1,020,672
Cost of revenue	683,943	575,627
Gross profit	$564,936	$445,045

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report for the year ended December 31, 2025, filed on February 13, 2026 with the SEC (the “Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and in our Annual Report.
Overview
Effective in the first quarter of 2026, our reportable segments changed. We now manage and report our operating results through three reportable segments: Advertising, Subscriptions, and Devices. Previously, we reviewed and managed the new Advertising and Subscriptions segments as a combined Platform segment. This change was made to reflect our ongoing evaluation and monitoring of our business, including changes made to both our internal reporting and the information reported to the CODM. Segment financial information for the first quarter of 2025 has been retrospectively adjusted to reflect these changes.
Advertising revenue is generated from the sale of digital advertising, including direct and programmatic video advertising, ads integrated into our user interface (“UI”), and related services.
Subscriptions revenue is generated from the sale of subscriptions to end users, including subscription revenue shares from content partners, the sale of Premium Subscriptions, and the sale of owned and operated subscription services. Subscriptions revenue also includes the sale of branded app buttons on remote controls.
“Platform” revenue, cost of revenue, and gross profit reflect the combined revenue, cost of revenue, and gross profit attributable to our Advertising and Subscriptions segments.
Devices revenue is generated from the sale of streaming players, Roku-made TVs, smart home products and services, audio products, and related accessories. We expect to continue to manage the average selling prices of Roku streaming devices in an effort to sell more devices, which we believe will increase our Streaming Households. We expect that this trade off from Devices gross profit or loss to grow Streaming Households should result in increased total Platform revenue and total Platform gross profit over time.

Business Conditions and Macroeconomic Factors
Our business is subject to risks related to the evolving macroeconomic environment, including the effects of increased volatility in financial markets, higher inflation and interest rates, potential economic slowdown or recession, geopolitical developments, such as the conflict in the Middle East, changes in economic or government policies, including the unknown impact of tariffs, changing global regulations, global supply chain constraints, including the scarcity of, or increased prices for, key components such as memory chips, and the overall uncertainty surrounding international trade relations. While we intend to remain vigilant in monitoring the impacts of these circumstances on our business and adapt accordingly, the effects of these macroeconomic factors on our business, results of operations, and financial condition remain largely uncertain. See Item 1A, Risk Factors, and the Note Regarding Forward Looking Statements elsewhere in this Quarterly Report for additional details.
Key Performance Metrics and Non-GAAP Measures
Since our IPO in 2017, the streaming TV industry has evolved meaningfully, with Americans now spending significantly more TV time streaming than watching traditional TV. Our business has also grown and evolved, and we are now primarily focused on growing Platform revenue and profitability.
The key performance metrics (“KPMs”) we use to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions are Streaming Hours, Platform revenue, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and Free Cash Flow.
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
We streamed 38.7 billion and 35.8 billion hours during the three months ended March 31, 2026 and 2025, respectively, reflecting an increase of 8%.
Platform Revenue
We use Platform revenue as a primary metric to measure the performance of our business because it represents our ability to successfully monetize our platform. Platform revenue includes revenue from both our Advertising and Subscriptions segments and its growth is one of our strategic priorities. Platform revenue was $1,131.2 million and $880.8 million for the three months ended March 31, 2026 and 2025, respectively.
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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss)	$85,700	$(27,431)
Total other income, net	(36,873)	(17,216)
Stock-based compensation	78,682	95,494
Depreciation and amortization	17,928	15,192
Restructuring charges	—	3,064
Income tax expense (benefit)	2,945	(13,083)
Adjusted EBITDA	$148,382	$56,020
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
Our Free Cash Flow was $538.8 million and $298.4 million for the TTM periods ended March 31, 2026 and 2025, respectively.
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
The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	March 31, 2026	March 31, 2025
Net cash provided by operating activities	$544,126	$310,094
Less: Purchases of property and equipment	(6,483)	(6,320)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,126	(5,328)
Free cash flow (TTM)	$538,769	$298,446
Components of Results of Operations
Revenue
Advertising Revenue
We generate Advertising revenue from the sale of digital advertising including direct and programmatic video advertising, ads integrated into our UI, and related services. Our ad inventory primarily includes video ad inventory from AVOD content in The Roku Channel, native ads throughout the Roku Experience, as well as ad inventory we obtain as consideration from our streaming services distribution agreements with our content partners.

Subscriptions Revenue
We generate Subscriptions revenue from the sale of subscriptions to end users, including subscription revenue shares from content partners, the sale of Premium Subscriptions, and the sale of owned and operated subscription services. Subscriptions revenue also includes the sale of branded app buttons on remote controls.
The aggregate of both our Advertising and Subscriptions revenue is collectively referred to as our Platform revenue and represents our ability to monetize our platform. To date, we have generated most of our Platform revenue in the United States.
Devices Revenue
We generate Devices revenue from the sale of streaming players, Roku-made TVs, smart home products and services, audio products, and related accessories. We generate most of our Devices revenue in the United States. In our international markets, we primarily sell our devices through wholesale distributors which, in turn, sell to retailers.
Cost of Revenue
Cost of Revenue, Advertising
Cost of revenue, advertising primarily consists of costs associated with acquiring advertising inventory, content amortization costs for both licensed and produced content, and costs associated with the delivery of our services that primarily include costs of third-party cloud services.
Cost of Revenue, Subscriptions
Cost of revenue, subscriptions primarily consists of costs for licensed Premium Subscriptions, revenue share payments on licensed content, and payment processing fees.
The aggregate of both our Advertising and Subscriptions cost of revenue is collectively referred to as our Cost of revenue, platform and represents the cost to monetize our platform.
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
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists primarily of income tax expense in certain foreign jurisdictions where we conduct business and income tax expense (benefit) in the United States. We have a full valuation allowance against net deferred tax assets in the United States as of March 31, 2026. Given our current and anticipated future earnings, we believe that there is a reasonable possibility that the valuation allowance against these net deferred tax assets may be reversed within the next twelve months. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that the Company actually achieves.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended
	March 31, 2026	March 31, 2025
Net revenue:
Platform:
Advertising	49%	47%
Subscriptions	42%	39%
Total Platform	91%	86%
Devices	9%	14%
Total net revenue	100%	100%
Cost of revenue:
Platform:
Advertising	19%	21%
Subscriptions	25%	20%
Total Platform	44%	41%
Devices	11%	16%
Total cost of revenue	55%	57%
Gross profit (loss):
Platform:
Advertising	30%	26%
Subscriptions	17%	19%
Total Platform	47%	45%
Devices	(2)%	(2)%
Total gross profit	45%	43%
Operating expenses:
Research and development	15%	18%
Sales and marketing	18%	22%
General and administrative	8%	9%
Total operating expenses	41%	49%
Income (loss) from operations	4%	(6)%
Other income, net:
Interest expense	—%	—%
Other income, net	3%	2%
Total other income, net	3%	2%
Income (loss) before income taxes	7%	(4)%
Income tax expense (benefit)	—%	(1)%
Net income (loss)	7%	(3)%

Comparison of the Three Months Ended March 31, 2026 and 2025
Net Revenue

	Three Months Ended
	March 31, 2026	March 31, 2025	Change $	Change %
(in thousands, except percentages)
Platform:
Advertising	$612,705	$482,823	$129,882	27%
Subscriptions	518,525	397,994	120,531	30%
Total Platform	1,131,230	880,817	250,413	28%
Devices	117,649	139,855	(22,206)	(16)%
Total net revenue	$1,248,879	$1,020,672	$228,207	22%
Advertising
Advertising revenue increased by $129.9 million, or 27%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily driven by an increase in video ad impressions delivered. Video impressions increased by 59%, reflecting greater engagement and growth in video consumption on our platform as well as benefits from various monetization initiatives. This increase was partially offset by lower average price per impression of 14%, which was driven primarily from changes in product and country mix.
Subscriptions
Subscriptions revenue increased by $120.5 million, or 30%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a 12% increase in the number of subscriptions and a 22% increase in the average price per subscription. Included within these increases was the addition of our owned and operated subscription services, including both the acquisition of Frndly TV in May 2025 and the launch of Howdy in August 2025.
Devices
Devices revenue decreased by $22.2 million, or 16%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in revenue is primarily due to lower sales of streaming players. During the three months ended March 31, 2026, the average selling price of all devices shipped decreased by 3% and the volume of all devices shipped decreased by 15% as compared to the three months ended March 31, 2025.
Cost of Revenue and Gross Profit (Loss)

	Three Months Ended
	March 31, 2026	March 31, 2025	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform:
Advertising	$241,736	$212,424	$29,312	14%
Subscriptions	305,409	204,082	101,327	50%
Total Platform	547,145	416,506	130,639	31%
Devices	136,798	159,121	(22,323)	(14)%
Total cost of revenue	$683,943	$575,627	$108,316	19%
Gross profit (loss):
Platform:
Advertising	$370,969	$270,399	$100,570	37%
Subscriptions	213,116	193,912	19,204	10%
Total Platform	584,085	464,311	119,774	26%
Devices	(19,149)	(19,266)	117	(1)%
Total gross profit	$564,936	$445,045	$119,891	27%

Advertising
Cost of revenue, advertising increased by $29.3 million, or 14%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily driven by a $39.8 million increase in the costs of acquiring and delivering licensed content for TRC due to an increase in user engagement and video ad impressions delivered, partially offset by a $6.8 million decrease in content amortization.
Subscriptions
Cost of revenue, subscriptions increased by $101.3 million, or 50%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily driven by higher licensing and content costs of $67.4 million, which included costs related to our owned and operated subscription services, Frndly TV (beginning in May 2025) and Howdy (which launched in August 2025), and a growth in streaming hours.
Devices
Cost of revenue, devices decreased by $22.3 million, or 14%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily driven by lower manufacturing and freight costs of $24.3 million and $3.6 million, respectively, and a $7.6 million decrease in personnel costs. These decreases were partially offset by a $8.2 million increase in inventory reserves.
Operating Expenses

	Three Months Ended
	March 31, 2026	March 31, 2025	Change $	Change %
(in thousands, except percentages)
Research and development	$189,492	$184,579	$4,913	3%
Sales and marketing	221,221	223,693	(2,472)	(1)%
General and administrative	102,451	94,503	7,948	8%
Total operating expenses	$513,164	$502,775	$10,389	2%
Research and development
Research and development expenses increased by $4.9 million, or 3%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily driven by higher facilities and IT expenses of $5.2 million and higher cloud hosting and consulting expenses of $3.7 million. The increase was partially offset by $2.3 million of non-recurring restructuring costs in the prior year.
Sales and marketing
Sales and marketing expenses decreased by $2.5 million, or 1%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily driven by lower marketing expenses of $8.8 million, partially offset by a $3.0 million increase in intangible amortization from our Frndly TV acquisition, and a $1.8 million increase in cloud hosting and consulting expenses.
General and administrative
General and administrative expenses increased by $7.9 million, or 8%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase is primarily due to an increase of $9.8 million in non-income based taxes, partially offset by lower legal and consulting expenses of $3.1 million.
Other Income, Net

	Three Months Ended
	March 31, 2026	March 31, 2025	Change $	Change %
(in thousands, except percentages)
Interest expense	$(624)	$(433)	$(191)	44%
Other income, net	37,497	17,649	19,848	112%
Total other income, net	$36,873	$17,216	$19,657	114%
Total other income, net, increased by $19.7 million, or 114%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to a gain on the sale of strategic investments of $13.4 million.

Income Tax Expense (Benefit)

	Three Months Ended
	March 31, 2026	March 31, 2025	Change $	Change %
(in thousands, except percentages)
Income tax expense (benefit)	$2,945	$(13,083)	$16,028	(123)%
Income tax expense increased by $16.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily driven by an increase in pre-tax book income, partially offset by decreases due to a reduction in U.S income taxes due to the 2025 enactment of the One Big Beautiful Bill Act.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $1,649.9 million and short-term investments of $730.3 million. Approximately 6% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations, and all short-term investments were held in the United States.
Our primary sources of cash are receipts from Advertising, Subscriptions, and Devices revenue. The primary uses of cash are costs of revenue including costs to acquire advertising inventory, costs to license and produce content, third-party manufacturing costs for our products, as well as operating expenses such as personnel-related expenses, consulting and professional service expenses, facility expenses, and marketing expenses. Other uses of cash include purchases of property and equipment, mergers and acquisitions, and share repurchases.
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

We had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of March 31, 2026. As of March 31, 2026, we had not borrowed against the Credit Agreement, and we were in compliance with all of the covenants of the Credit Agreement. See Note 11 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for additional details.
Share Repurchases
During the three months ended March 31, 2026, we repurchased 1.0 million shares of our Class A common stock through our stock repurchase program. All share repurchases were made using cash resources. As of March 31, 2026, $150.0 million remained of our $400 million stock repurchase program. See Note 12 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$199,140	$138,732
Cash flows provided by (used in) investing activities	$15,265	$(8,931)
Cash flows used in financing activities	$(149,731)	$(36,072)
Cash Flows from Operating Activities
Cash provided by operating activities increased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to net income of $85.7 million in the current year, compared to a net loss of $27.4 million in the prior year, which was partially offset by lower non-cash charges primarily due to lower stock-based compensation and a decrease in other operating assets and liabilities due to an increase in collections and payments made.
Cash Flows from Investing Activities
Net cash provided by investing activities increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due primarily to sale of strategic investments of $18.4 million and partially offset by purchases of property and equipment of $3.1 million.
Cash Flows from Financing Activities
Net cash used in financing activities increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to tax payments of $51.5 million to net settle equity awards vested during the period and $100.0 million in repurchases of our common stock, partially offset by proceeds from the exercise of employee stock options of $1.8 million.
Material Cash Requirements from Known Contractual Obligations
For a description of our purchase obligations and operating lease obligations, refer to Note 13 and Note 10 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, respectively.
Critical Accounting Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. These estimates and assumptions are based on historical experience, current trends and other factors that we believe to be reasonable at the time our condensed consolidated financial statements are prepared. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to critical accounting policies and estimates described in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents and short-term investments. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points on our cash and cash equivalents balance would increase or decrease our interest income by approximately $16.5 million.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue, key performance metrics, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, key performance metrics, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized. The risks facing our business have not changed substantively from those discussed in our Annual Report, filed with the SEC on February 13, 2026, except for those risks marked with an asterisk (*).
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
•our use of artificial intelligence (“AI”) technologies in our operations, products, and services;
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
We may not be successful in our efforts to further monetize our expanding user base and streaming activity as we increase the amount of content offered and streamed across our platform, which may harm our business.*
Our business model depends on our ability to generate Platform revenue from advertisers and content partners. We generate Advertising revenue from the sale of digital advertising (including direct and programmatic video advertising, ads integrated into our UI, and related services) and Subscriptions revenue primarily from the sale of subscriptions to end users (including subscription and transaction revenue shares from content partners, the sale of

Premium Subscriptions, and the sale of owned and operated subscription services) and the sale of branded app buttons on remote controls. As such, we are seeking to expand our user base and increase Streaming Hours in an effort to create additional Platform revenue opportunities. As our user base grows and as we increase the amount of content offered and streamed across our platform, we must effectively monetize our expanding user base and streaming activity. The total number of Streaming Hours does not correlate with Platform revenue on a period-by-period basis, primarily because we do not monetize every hour streamed or every user on our platform. Moreover, Streaming Hours on our platform are measured whenever a Roku streaming device is streaming content, whether a viewer is actively watching or not. For example, if our streaming player is connected to a TV, and the viewer turns off the TV, steps away, or falls asleep without stopping or pausing the player, then a particular streaming app may continue to play content for a period of time determined by the streaming app. The Roku TV OS’s “Are you still watching?” feature, which prompts users to confirm they are still watching, does not resolve this lack of correlation.
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
We are subject to various risks in connection with the operation and monetization of our owned and operated streaming services.*
We have three owned and operated streaming services: The Roku Channel, Howdy, and Frndly TV. We have incurred, and will continue to incur, costs and expenses in connection with the development, expansion, and operation of The Roku Channel, which we monetize primarily through advertising, and Howdy and Frndly TV, which we monetize primarily through subscription fees. From time to time, we may remove underperforming content from our owned and operated streaming services and record a charge related to such removal.
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
The sale of Premium Subscriptions on The Roku Channel also generates Subscription revenue and carries certain non-advertising related risks. See “—If our users sign up for offerings and services outside of our streaming platform or through other apps on our streaming platform, our business may be harmed.”
We depend on a small number of content partners for nearly half of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the three months ended March 31, 2026, the top three streaming services (excluding The Roku Channel) represented nearly half of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, user base, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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
If our users sign up for offerings and services outside of our streaming platform or through other apps on our streaming platform, our business may be harmed.*
We earn Subscriptions revenue by acquiring subscribers for certain of our content partners activated on or through our streaming platform, including Premium Subscriptions on The Roku Channel, which allow our users to pay for content from various content partners. If users reduce their use of our streaming platform for these purchases or subscriptions for any reason, including opting to pay for services directly with content partners or by other means for which we do not receive attribution, our business may be harmed.
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
Our growth depends in part on our ability to develop, maintain, and expand relationships with our licensed Roku TV partners and manufacturing partners.*
We license the Roku TV OS and our smart TV reference designs to certain TV brand and manufacturing partners for the development, manufacture, and commercialization of licensed Roku TV models. For a number of years, the sale of Roku TV models by our licensed Roku TV partners has materially contributed to growth in our user base and Streaming Hours and supported our platform monetization efforts. As our Roku TV licensing program has expanded to certain markets outside the United States, international users are representing an increasing share of our user base. We have developed, and intend to continue to develop and expand, relationships with these TV brand and manufacturing partners as we continue to invest in the growth and expansion of our Roku TV program in both the United States and international markets. We typically do not receive or expect license revenue from these license arrangements but incur operating expenses to establish and support them. The economic benefits that we derive from these license arrangements are and will likely continue to be indirect—primarily, growing our user base, increasing Streaming Hours, and enabling us to generate more Platform revenue. If these arrangements do not continue to result in increased user base and Streaming Hours, and if that growth does not in turn lead to successfully monetizing that increased user activity, our business may be harmed. See also “—We may not be successful in our efforts to further monetize our expanding user base and streaming activity as we increase the amount of content offered and streamed across our platform, which may harm our business.”
The loss of a relationship with a licensed Roku TV partner (including as a result of our sales of Roku-made TVs that are designed, made, and sold by us) could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and retail distribution channels, increase our marketing costs, and result in the loss of revenue. If we are not successful in maintaining existing and creating new relationships with any of these licensed Roku TV partners, or if we encounter technological, content licensing, or other impediments to these relationships, our ability to grow or maintain our business could be adversely affected.
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
We are reliant on certain retailers or distributors. Amazon, Best Buy, Target, and Walmart in total accounted for 86% of our Devices revenue for each of the three months ended March 31, 2026 and 2025. Furthermore, our licensed Roku TV partners may be reliant on the same or other retailers and distributors for a significant portion of their unit sales of Roku TV models. At times, certain retailers and distributors have reduced the number of our and our licensed Roku TV partners’ products available for sale, have chosen not to prominently display those products in their stores or on their websites, or have discontinued selling those products. Such actions have in the past decreased, and may in the future decrease, the volume of our or our licensed Roku TV partners’ products sold. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
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
If we or our licensed Roku TV partners encounter problems with contract manufacturers or fail to accurately forecast inventory needs, our business may be harmed.*
We do not have any internal manufacturing capabilities and rely on a limited number of contract manufacturers to build our players, smart home products, and Roku-made TVs. Similarly, while some of our licensed Roku TV partners have internal manufacturing capabilities, others rely primarily or exclusively upon contract manufacturers to build the Roku TV models that our licensed Roku TV partners sell to retailers. If we or our Roku TV partners have difficulties with contract manufacturers, our business may be harmed.
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
We and our Roku TV partners also have limited control over contract manufacturers’ quality systems and controls, and must rely on contract manufacturers to manufacture products to requisite quality and performance standards and specifications. Delays, component shortages, quality issues, and other manufacturing and supply problems in the past have impaired, and could in the future impair, the retail distribution of our products (including Roku TV models) and ultimately our brand. Any adverse change in contract manufacturers’ financial or business condition also could disrupt the supply of products to retailers and distributors.
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
Our contracts with our contract manufacturers generally may not contain terms that protect us against development, manufacturing, inventory, and supply disruptions or risks. For example, such contracts may not obligate our contract manufacturers to supply our products in any specific quantity or at any specific price. If our contract manufacturers are unable to fulfill our production requirements in a timely manner, if their costs increase because of supply issues (such as a memory chip shortage), inflationary pressures, U.S. or international tariffs, sanctions, export or import restrictions, geopolitical conflicts, or if they decide to terminate their relationship with us, we may not be able to meet the demand for our products, we may have to increase our prices, our order fulfillment may be delayed or terminated, and we would have to attempt to identify, select, and qualify acceptable alternative contract manufacturers. Some of our contracts may require us to reimburse our contract manufacturers for any excess materials and components they purchase in advance in an effort to meet our projected needs or that were not used as a result of our decision to discontinue a certain model or the use of particular components. If we fail to accurately forecast our manufacturing requirements for our products and manage our inventory with our contract manufacturers, we could incur additional costs, experience manufacturing delays, and lose revenue.
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
We are using AI technologies in our operations, products, and services, which may present operational, legal, and reputational risks.*
We have incorporated and intend to continue to incorporate AI technologies, such as machine learning and generative AI, into our operations, products, and services. For example, we use AI technologies to power our content recommendation engine and our content row on the Roku Home Screen to provide more personalized recommendations. We also use AI technologies to improve measurement and performance in Roku Ads Manager and drive internal operational productivity and efficiency.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, may incur operating losses in the future, and may not be able to maintain profitability.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain quarters, we may not be able to maintain profitability in the future. As of March 31, 2026, we had an accumulated deficit of $1,502.9 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to maintain profitability in the future. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. We may also encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
•an increase in the cost of manufacturing or components (such as memory chips) of our products or partner-branded products;
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
Our gross margins vary across our devices and platform offerings. Our Devices segment experienced negative gross margin for the three months ended March 31, 2026, and our Advertising and Subscription segments experienced positive gross margin for the three months ended March 31, 2026. Gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations (including due to the impact of tariffs or other trade restrictions).
In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely affected as a result of a shift in device, geographic, or retail sales channel mix, component cost increases, price competition, or the introduction of new products, including those that have higher cost structures with flat or reduced pricing. We have in the past and may in the future strategically reduce our Devices gross margin or record negative gross margin on devices in an effort to grow our user base and gross profit.
As a result, our Devices segment revenue may not increase as rapidly as it has in the past, or at all, and, unless we are able to continue to increase our Platform revenue and grow our user base, we may be unable to grow gross profit and our business will be harmed. For example, from time to time, global supply chain disruptions have resulted in shipping delays, increased shipping costs, component shortages (such as the memory chip shortage), and increases in component prices, which negatively affected our Devices gross margin. If a reduction in Devices gross margin does not result in an increase in our user base or an increase in our Platform revenue and gross profit, our financial results may suffer, and our business may be harmed. In addition, our Advertising and Subscription segments have experienced in the past, and may experience in the future, lower gross margins than we anticipate. If our Advertising and Subscription gross margins are lower than we anticipate, our financial results may suffer, and our business may be harmed.
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
If we fail to achieve some or all of the expected benefits of any restructuring plans or are unable to manage our growth and expansion plans effectively, which may be affected by factors outside of our control, our business, operating results, and financial condition could be adversely affected.
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

In addition, we may face challenges in successfully deploying our business model—scale, engagement, and monetization—in international markets. Even if we successfully grow our user base in international markets, we may be unable to effectively grow our Streaming Hours or monetize user activity in those markets. If we invest substantial time and resources into international expansion and fail to achieve a timely return on that investment, our business and financial condition may be harmed.
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
Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
On September 16, 2024, we entered into a credit agreement (the “Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Agent”), providing for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements. As of March 31, 2026, we had not borrowed against the Credit Agreement.
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
As of March 31, 2026, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, fail to make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If any future outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

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
Macroeconomic uncertainties can adversely impact our business, results of operations, and financial condition.*
Macroeconomic uncertainties, such as volatility in financial markets, higher inflation and interest rates, potential economic slowdown or recession, geopolitical developments, changes in economic or government policies (including the unknown impact of tariffs and status of potential tariff refunds), and global supply chain constraints (including scarcity or increased prices of components (including memory chips) or increased shipping costs) have in the past adversely affected, and may in the future adversely affect, our business, results of operations, and financial condition.
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
In particular, the ongoing conflict in the Middle East involving Iran and other actors has resulted in significant disruptions to international shipping routes and energy markets. These developments have led to, and may continue to result in, increased freight and operating costs, as well as price volatility for components for our and our licensed Roku TV partners’ products. Continued instability in the region could further strain our supply chain and impact our margins and results of operations.
Additionally, our principal offices are located in California, and our contract manufacturers and some of our suppliers are located in Asia, both of which are regions known for seismic activity, making our operations in these areas vulnerable to natural disasters or other business disruptions in these areas. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. For example, a recent earthquake damaged equipment in our Taiwan office, and the losses, while relatively minor, were not covered by our insurance.
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
If our streaming platform were to fail or be negatively affected as a result of a natural disaster or other event, our ability to deliver streaming content, including advertising, to our users would be impaired. Disruptions in the operations of our contract manufacturers, suppliers, or licensed Roku TV partners as a result of a disaster or other catastrophic event could delay the manufacture and shipment of our products or the products of our licensed Roku TV partners, which could impact our business. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a natural disaster or other catastrophic event and to execute successfully on those plans in the event of a disaster or catastrophic event, our business would be harmed.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of March 31, 2026, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 11.5% of the outstanding Class A and Class B common stock. As a member of our Board of Directors (our “Board”), Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board has approved a stock repurchase program with authorization to repurchase up to $400 million of our Class A common stock through December 31, 2026. As of March 31, 2026, $150.0 million remained available for repurchases pursuant to our stock repurchase program.
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
The following table summarizes the share repurchase activity for the three months ended March 31, 2026 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 to January 31, 2026	443,644	$107.07	443,644	$202,519
February 1, 2026 to February 28, 2026	375,297	$89.93	375,297	$168,768
March 1, 2026 to March 31, 2026	195,932	$95.70	195,932	$150,018
Total share repurchases	1,014,873	$98.53	1,014,873
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Adoption	February 18, 2026	X		402,000	December 9, 2026
___________________

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Trading arrangement adopted by the Wood Revocable Trust, of which Mr. Wood and his spouse are co-trustees.

Item 6. Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38211	3.1	10/3/2017
3.2	Amended and Restated Bylaws	S-1/A	333-220318	3.4	9/18/2017
4.1	Form of Class A Common Stock Certificate	S-1/A	333-220318	4.1	9/18/2017
4.2	Description of Securities	10-K	001-38211	4.2	3/2/2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* These exhibits are furnished with this Quarterly Report and are not deemed filed with the SEC and are not incorporated by reference in any filing of Roku, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May 2026.

Roku, Inc.

Date: May 1, 2026	By:	/s/ Anthony Wood
Anthony Wood
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: May 1, 2026	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Chief Accounting Officer
(Principal Accounting Officer)