Form 10-Q
period 2026-06-30
ROKU, INC
filed 2026-08-06
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 31, 2026, the registrant had outstanding 132,050,905 shares of Class A common stock, $0.0001 par value per share and 16,368,064 shares of Class B common stock, $0.0001 par value per share.

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
•our expectations and statements regarding the proposed transaction with Fox Corporation;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,001,815	$1,587,068
Short-term investments	555,387	730,213
Accounts receivable, net of allowances of $51,129 and $80,448 as of June 30, 2026 and December 31, 2025, respectively	776,603	879,871
Inventories	116,424	114,642
Prepaid expenses and other current assets	156,120	89,716
Total current assets	3,606,349	3,401,510
Property and equipment, net	155,052	173,577
Operating lease right-of-use assets	237,518	260,341
Content assets, net	151,620	167,908
Intangible assets, net	42,472	50,207
Goodwill	309,406	309,406
Other non-current assets	70,129	70,534
Total Assets	$4,572,546	$4,433,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$167,197	$158,640
Accrued liabilities	967,334	957,983
Deferred revenue, current portion	123,704	120,912
Total current liabilities	1,258,235	1,237,535
Deferred revenue, non-current portion	25,400	28,848
Operating lease liability, non-current portion	386,410	435,899
Other long-term liabilities	79,049	73,256
Total Liabilities	1,749,094	1,775,538
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.0001 par value	15	15
Additional paid-in capital	4,225,241	4,145,485
Accumulated other comprehensive income (loss)	(424)	1,039
Accumulated deficit	(1,401,380)	(1,488,594)
Total stockholders’ equity	2,823,452	2,657,945
Total Liabilities and Stockholders’ Equity	$4,572,546	$4,433,483
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net revenue:
Platform:
Advertising	$672,816	$539,053	$1,285,521	$1,021,876
Subscriptions	548,153	436,418	1,066,678	834,412
Total Platform	1,220,969	975,471	2,352,199	1,856,288
Devices	133,721	135,567	251,370	275,422
Total net revenue	1,354,690	1,111,038	2,603,569	2,131,710
Cost of revenue:
Platform:
Advertising	252,778	237,405	494,514	449,829
Subscriptions	321,439	240,390	626,848	444,472
Total Platform	574,217	477,795	1,121,362	894,301
Devices	106,777	135,585	243,575	294,706
Total cost of revenue	680,994	613,380	1,364,937	1,189,007
Gross profit (loss):
Platform:
Advertising	420,038	301,648	791,007	572,047
Subscriptions	226,714	196,028	439,830	389,940
Total Platform	646,752	497,676	1,230,837	961,987
Devices	26,944	(18)	7,795	(19,284)
Total gross profit	673,696	497,658	1,238,632	942,703
Operating expenses:
Research and development	179,680	178,017	369,172	362,596
Sales and marketing	223,223	243,256	444,444	466,949
General and administrative	124,618	99,718	227,069	194,221
Total operating expenses	527,521	520,991	1,040,685	1,023,766
Income (loss) from operations	146,175	(23,333)	197,947	(81,063)
Other income, net:
Interest expense	(475)	(460)	(1,099)	(893)
Other income, net	23,691	28,466	61,188	46,115
Total other income, net	23,216	28,006	60,089	45,222
Income (loss) before income taxes	169,391	4,673	258,036	(35,841)
Income tax expense (benefit)	5,175	(5,830)	8,120	(18,913)
Net income (loss)	$164,216	$10,503	$249,916	$(16,928)

Net income (loss) per share — basic	$1.11	$0.07	$1.69	$(0.12)
Net income (loss) per share — diluted	$1.08	$0.07	$1.65	$(0.12)

Weighted-average common shares outstanding — basic	147,972	146,888	147,742	146,545
Weighted-average common shares outstanding — diluted	151,895	149,675	151,461	146,545
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$164,216	$10,503	$249,916	$(16,928)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	69	2,190	(1,463)	3,171
Comprehensive income (loss)	$164,285	$12,693	$248,453	$(13,757)
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2026	Shares	Amount
Balance-March 31, 2026	147,584	$15	$4,174,436	$(493)	$(1,502,894)	$2,671,064
Issuance of common stock pursuant to equity incentive plans	1,804	—	34,797	—	—	34,797
Stock-based compensation expense	—	—	75,321	—	—	75,321
Shares withheld for taxes related to net share settlement of equity awards	(461)	—	(59,313)	—	—	(59,313)
Repurchases and retirement of common stock	(534)	—	—	—	(62,702)	(62,702)
Foreign currency translation adjustment	—	—	—	69	—	69
Net income	—	—	—	—	164,216	164,216
Balance-June 30, 2026	148,393	$15	$4,225,241	$(424)	$(1,401,380)	$2,823,452

Six Months Ended June 30, 2026
Balance-December 31, 2025	147,850	$15	$4,145,485	$1,039	$(1,488,594)	$2,657,945
Issuance of common stock pursuant to equity incentive plans	3,077	—	36,586	—	—	36,586
Stock-based compensation expense	—	—	154,003	—	—	154,003
Shares withheld for taxes related to net share settlement of equity awards	(985)	—	(110,833)	—	—	(110,833)
Repurchases and retirement of common stock	(1,549)	—	—	—	(162,702)	(162,702)
Foreign currency translation adjustment	—	—	—	(1,463)	—	(1,463)
Net income	—	—	—	—	249,916	249,916
Balance-June 30, 2026	148,393	$15	$4,225,241	$(424)	$(1,401,380)	$2,823,452

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2025	Shares	Amount
Balance—March 31, 2025	146,657	$15	$3,980,854	$(756)	$(1,454,404)	$2,525,709
Issuance of common stock pursuant to equity incentive plans	1,126	—	511	—	—	511
Stock-based compensation expense	—	—	84,640	—	—	84,640
Shares withheld for taxes related to net share settlement of equity awards	(452)	—	(33,001)	—	—	(33,001)
Foreign currency translation adjustment	—	—	—	2,190	—	2,190
Net income	—	—	—	—	10,503	10,503
Balance-June 30, 2025	147,331	$15	$4,033,004	$1,434	$(1,443,901)	$2,590,552

Six Months Ended June 30, 2025
Balance—December 31, 2024	145,910	$15	$3,921,432	$(1,737)	$(1,426,973)	$2,492,737
Issuance of common stock pursuant to equity incentive plans	2,352	—	2,946	—	—	2,946
Stock-based compensation expense	—	—	180,134	—	—	180,134
Shares withheld for taxes related to net share settlement of equity awards	(931)	—	(71,508)	—	—	(71,508)
Foreign currency translation adjustment	—	—	—	3,171	—	3,171
Net loss	—	—	—	—	(16,928)	(16,928)
Balance-June 30, 2025	147,331	$15	$4,033,004	$1,434	$(1,443,901)	$2,590,552
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$249,916	$(16,928)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,033	32,073
Stock-based compensation expense	154,003	180,134
Amortization of right-of-use assets	24,674	23,836
Amortization and write-off of content assets	100,536	101,003
Foreign currency remeasurement (gains) losses	1,017	(112)
Change in fair value of strategic investment in convertible promissory notes	—	3,100
Impairment of assets	4,920	2,870
Provision for credit losses	2,530	1,414
Other items, net	(11,927)	849
Changes in operating assets and liabilities:
Accounts receivable	100,221	189,024
Inventories	(1,782)	45,576
Prepaid expenses and other current assets	(60,238)	(21,115)
Content assets and liabilities, net	(97,701)	(91,361)
Other non-current assets	(7,028)	5,864
Accounts payable	9,335	(114,583)
Accrued liabilities	35,511	(48,955)
Operating lease liabilities	(55,361)	(38,523)
Other long-term liabilities	3,781	(6,797)
Deferred revenue	(656)	1,096
Net cash provided by operating activities	483,784	248,465
Cash flows from investing activities:
Purchases of property and equipment	(6,904)	(3,053)
Purchase of business, net of cash acquired	—	(95,090)
Sale (Purchase) of strategic investment	18,399	(7,000)
Purchases of short-term investments	(425,000)	—
Sales and maturities of short-term investments	600,000	—
Repayments of convertible promissory notes	—	10,000
Net cash provided by (used in) investing activities	186,495	(95,143)
Cash flows from financing activities:
Proceeds from equity issued under incentive plans	36,586	2,946
Taxes paid related to net share settlement of equity awards	(110,833)	(71,508)
Repurchases of common stock	(162,702)	—
Payment of contingent consideration	(15,210)	—
Other	(236)	—
Net cash used in financing activities	(252,395)	(68,562)
Net increase in cash and cash equivalents	417,884	84,760
Effect of exchange rate changes on cash and cash equivalents	(3,137)	7,877
Cash and cash equivalents — beginning of period	1,587,068	2,160,639
Cash and cash equivalents — end of period	$2,001,815	$2,253,276
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$869	$347
Cash paid for (refunded from) income taxes, net	$(2,426)	$10,123
Supplemental disclosures of non-cash investing and financing activities:
Non-cash contingent consideration for business combination	$—	$65,815
Unpaid portion of property and equipment purchases	$204	$368
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Organization and Description of Business
Roku, Inc. (the “Company,” or “Roku”), was formed in October 2002 as Roku LLC under the laws of the State of Delaware. On February 1, 2008, Roku LLC was converted into Roku, Inc., a Delaware corporation.
Effective in the first quarter of 2026, the Company’s reportable segments changed. The Company now manages and reports its operating results through three reportable segments defined by: Advertising, Subscriptions, and Devices. Previously, the Company reviewed and managed the new Advertising and Subscriptions segments as a combined Platform segment. This change was made to reflect the Company’s ongoing evaluation and monitoring of its business, including changes made to both internal reporting and the information reported to the Chief Executive Officer, who serves as Chief Operating Decision Maker (“CODM”). Prior period segment financial information has been retrospectively adjusted to reflect these changes.
Proposed Transaction with Fox Corporation
On June 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Fox Corporation (“Fox”), and two wholly owned subsidiaries of Fox, Falcon Merger Sub 1, Inc. and Falcon Merger Sub 2, LLC. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub 1 will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Fox, and immediately thereafter and as the second step in a single integrated transaction, the Company will merge with and into Merger Sub 2, with Merger Sub 2 surviving as a wholly owned subsidiary of Fox (collectively, the “Mergers”). Capitalized terms used but not defined herein have the meanings specified in the Merger Agreement.
At the effective time of the First Merger (the “Effective Time”), each share of Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, of the Company (together, “Company common stock”), outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of the Company common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”)) will be converted into the right to receive (i) 0.9693 (the “Exchange Ratio”) of a share of Class A common stock, par value $0.01 per share, of Fox (“Fox Class A common stock”), without interest, and (ii) $96.00 in cash, without interest (the “Per Share Cash Amount”), subject to applicable withholding taxes (clauses (i) and (ii), collectively, the “Merger Consideration”). The Exchange Ratio and the Per Share Cash Amount are subject to adjustment in certain limited circumstances relating to Roku stockholders who exercise appraisal rights. No fractional shares of Fox Class A common stock will be issued to Roku stockholders in connection with the Mergers, but instead a whole number of shares of Fox Class A common stock equal to the sum of all fractional shares of Fox Class A common stock that would have been issued in connection with the Mergers will be issued to the exchange agent and sold on behalf of Roku stockholders, and Roku stockholders will receive cash in lieu of any fractional shares of Fox Class A common stock.
If the Mergers are consummated, the Company’s Class A common stock will be delisted from The Nasdaq Global Select Market and deregistered under the Exchange Act. It is anticipated that, based on the Exchange Ratio, former Company stockholders will own approximately 27% of the combined company on a pro forma basis upon the completion of the Mergers.
Completion of the Mergers is subject to certain closing conditions, including the requisite approvals of the stockholders of each of the Company and Fox, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of consents or approvals under certain other antitrust and investment screening laws, the effectiveness of the registration statement pursuant to which shares of Fox Class A common stock to be issued in the Mergers will be registered with the Securities and Exchange Commission (“SEC”), and the satisfaction of other customary closing conditions. The Company currently anticipates the transaction will close in the first half of 2027.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements, which include the accounts of Roku and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026 (the “Annual Report”), and the Form 8-K filed with the SEC on June 18, 2026, which recasts applicable disclosures of the 2025 Annual Report to reflect changes in the Company’s reportable segments.
The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
Inventories
The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Provisions are made if the cost of the inventories exceeds their net realizable value. The Company evaluates inventory levels for excess and obsolete products, based on its assessment of future demand and market conditions. The Company recognized inventory provisions charged to the Cost of revenue, devices, of $20.1 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $40.8 million and $10.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the ending inventory reserve was $35.0 million and $29.3 million, respectively.

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
3. REVENUE
The Company’s disaggregated revenue is represented by the three reportable segments discussed in Note 16.
The contract balances include the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accounts receivable, net	$776,603	$879,871
Contract assets (included in Prepaid expenses and other current assets)	4,724	995
Deferred revenue:
Deferred revenue, current portion	123,704	120,912
Deferred revenue, non-current portion	25,400	28,848
Total deferred revenue	$149,104	$149,760
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets increased by $3.7 million during the six months ended June 30, 2026 due to the timing of billing to customers.
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue decreased by $0.7 million during the six months ended June 30, 2026 primarily due to timing of fulfillment of performance obligations related to advertising arrangements.
Revenue recognized during the three and six months ended June 30, 2026 from amounts included in total deferred revenue as of December 31, 2025 was $23.9 million and $78.3 million, respectively. Revenue recognized during the three and six months ended June 30, 2025 from amounts included in total deferred revenue as of December 31, 2024 was $15.2 million and $60.2 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations exclude contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $626.8 million as of June 30, 2026, of which the Company expects to recognize approximately 54% over the next 12 months and the remainder thereafter.
Revenue recognized from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts was not significant during the three and six months ended June 30, 2026 and 2025.

Customer J accounted for 12% of total net revenue in each of the three and six months ended June 30, 2026 and 2025, which were primarily attributable to the Advertising segment.
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

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. As of June 30, 2026 and December 31, 2025 the Company has $188.8 million of goodwill related to the Advertising segment and $120.6 million of goodwill related to the Subscriptions segment.
Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(72,030)	$1,337	5.9
Customer relationships	46,100	(27,292)	18,808	6.3
Tradename	34,400	(14,232)	20,168	7.9
Patents	4,076	(1,917)	2,159	14.0
Total Intangible assets	$157,943	$(115,471)	$42,472	6.7

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(71,138)	$2,229	5.9
Customer relationships	46,100	(22,995)	23,105	6.3
Tradename	34,400	(11,832)	22,568	7.9
Patents	4,076	(1,771)	2,305	14.0
Total Intangible assets	$157,943	$(107,736)	$50,207	6.7
The Company amortizes the fair value of intangible assets over their estimated useful lives in proportion to the economic benefits received. Amortization expense related to intangible assets was approximately $3.7 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively, and $7.7 million and $9.0 million for the six months ended June 30, 2026 and 2025, respectively.

The Company recorded amortization of developed technology in Cost of revenue, advertising, recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.
As of June 30, 2026, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2026 (remaining 6 months)	$6,963
2027	10,507
2028	8,419
2029	7,257
2030	4,884
Thereafter	4,442
Total	$42,472
6. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accounts receivable, gross	$827,732	$960,319
Less: Allowances
Allowance for sales returns	2,767	4,539
Allowance for sales incentives	43,475	70,839
Allowance for credit losses	4,804	3,073
Other allowances	83	1,997
Total allowances	51,129	80,448
Accounts receivable, net	$776,603	$879,871
Customers J and B each accounted for 13% of the Company’s accounts receivable, net balance as of June 30, 2026 and 11% of the Company’s accounts receivable, net balance as of December 31, 2025, respectively.
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Computers and equipment	$53,007	$51,699
Leasehold improvements	288,877	284,748
Internal-use software	5,904	5,904
Office equipment and furniture	36,394	36,075
Property and equipment, gross	384,182	378,426
Less: Accumulated depreciation and amortization	(229,130)	(204,849)
Property and equipment, net	$155,052	$173,577
Depreciation and amortization expense for property and equipment assets was approximately $10.4 million and $11.4 million for the three months ended June 30, 2026 and 2025, respectively, and $24.3 million and $23.1 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Revenue share payable	$302,638	$311,488
Accrued cost of revenue	180,092	173,171
Marketing, retail, and merchandising expenses	91,480	95,887
Operating lease liability, current	87,708	87,425
Inventory received not billed	67,272	20,533
Accrued legal and licensing expenses	30,119	68,843
Content liability, current	32,833	42,158
Contingent consideration, current	36,165	28,110
Other accrued expenses	139,027	130,368
Total Accrued liabilities	$967,334	$957,983
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Content liability, non-current	$5,873	$5,078
Contingent consideration, non-current	18,070	40,006
Other long-term liabilities	55,106	28,172
Total Other long-term liabilities	$79,049	$73,256
7. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Licensed content, net and advances	$89,459	$95,017
Produced content:
Released, less amortization	55,742	57,808
Completed, not released	5,574	9,109
In production	7,833	8,039
Total produced content, net	69,149	74,956
Total Content assets, net and advances	$158,608	$169,973

Current portion (included in Prepaid expenses and other current assets)	$6,988	$2,065
Non-current portion	$151,620	$167,908
Amortization of content assets is primarily included in Cost of revenue, advertising in the condensed consolidated statements of operations and is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Licensed content	$43,777	$42,517	$79,810	$80,178
Produced content	9,456	10,442	19,170	20,825
Total amortization costs	$53,233	$52,959	$98,980	$101,003

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
Investment in Preferred Stock
In September 2024, the Company invested $20.0 million in cash in exchange for preferred stock in a privately-held company. The Company elected to apply the measurement alternative for equity securities without readily determinable fair values as there are no quoted market prices for the preferred stock. The investment is measured at cost and adjusted to fair value when there is an observable price change from orderly transactions of identical or similar investments, and assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no adjustments recognized in the three and six months ended June 30, 2026. As of June 30, 2026, the carrying value of the investment was $20.0 million, and is included within Other non-current assets on the condensed consolidated balance sheets.
9. FAIR VALUE DISCLOSURE
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,131,815	$1,131,815	$—	$—
Money market funds	870,000	870,000	—	—
Short-term investments:
Time deposits	555,387	—	555,387	—
Total assets measured and recorded at fair value	$2,557,202	$2,001,815	$555,387	$—
Liabilities:
Accrued liabilities:
Contingent consideration	$36,165	$—	$—	$36,165
Other long-term liabilities:
Contingent consideration	18,070	—	—	18,070
Total liabilities measured and recorded at fair value	$54,235	$—	$—	$54,235

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,007,068	$1,007,068	$—	$—
Money market funds	580,000	580,000	—	—
Short-term investments:
Time deposits	730,213	—	730,213	—
Total assets measured and recorded at fair value	$2,317,281	$1,587,068	$730,213	$—
Liabilities:
Accrued liabilities:
Contingent consideration	$28,110	$—	$—	$28,110
Other long-term liabilities:
Contingent consideration	40,006	—	—	40,006
Total liabilities measured and recorded at fair value	$68,116	$—	$—	$68,116
The following table reflects the changes in the fair value of the contingent consideration measured using Level 3 inputs (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$69,805	$—	$68,116	$—
Acquisition Date fair value	—	65,815	—	65,815
Change in estimated fair value	830	491	2,519	491
Payment	(16,400)	—	(16,400)	—
Ending balance	$54,235	$66,306	$54,235	$66,306
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
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means. Financial assets measured using Level 2 inputs include time deposits as of June 30, 2026 and December 31, 2025.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The Company measured its strategic investment in convertible promissory notes using Level 3 inputs. The fair value of the strategic investment in convertible promissory notes on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $3.2 million and an unrealized loss of $3.1 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes for the three and six months ended June 30, 2025, respectively.

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
The components of lease expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease expense	$17,243	$18,423	$35,150	$36,220
Variable lease expense	6,921	5,996	13,009	12,082
Sublease income	(6,337)	(5,988)	(12,374)	(11,102)
Total operating lease expense	$17,827	$18,431	$35,785	$37,200
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$38,540	$25,599	$65,501	$50,287
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,133	$5,614	$7,096	$7,874
Decrease in operating lease right-of-use assets due to impairment	$—	$—	$4,920	$2,870
The Company recorded operating lease right-of-use asset impairment charges of $4.9 million and $2.9 million related to the ceased use of certain of its corporate facilities during the six months ended June 30, 2026 and 2025, respectively. These impairment charges are included within operating expense on the condensed consolidated statements of operations and comprehensive income (loss).
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$237,518	$260,341

Operating lease liability, current (included in Accrued liabilities)	87,708	87,425
Operating lease liability, non-current	386,410	435,899
Total operating lease liability	$474,118	$523,324

Weighted-average remaining term for operating leases (in years)	5.69	6.11
Weighted-average discount rate for operating leases	4.12%	3.99%

Future lease payments under operating leases as of June 30, 2026 are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2026 (remaining 6 months)	$52,186
2027	102,713
2028	99,501
2029	95,886
2030	74,242
Thereafter	108,746
Total future lease payments	533,274
Less: imputed interest	(55,897)
Less: expected tenant improvement allowance	(3,259)
Total	$474,118
(1) Non-cancelable sublease proceeds for the fiscal years ending December 31, 2026 (remaining 6 months), 2027, 2028, and 2029 of $9.3 million, $18.8 million, $18.8 million, and $12.0 million, respectively, are not included in the table above.
As of June 30, 2026, the Company had $2.6 million in commitments relating to operating leases that have not yet commenced.
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
The Company had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of June 30, 2026. As of June 30, 2026, the Company had not borrowed against the Credit Agreement, and the Company was in compliance with all of the covenants of the Credit Agreement.

12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors (the “Board”) at the time of issuance of such shares. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.
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
Stock Repurchase Program
In August 2025, the Company began repurchasing shares of the Company’s Class A common stock under a stock repurchase program approved by the Board pursuant to which the Company was authorized to repurchase up to $400 million of the Company’s Class A common stock through December 31, 2026. The program did not obligate the Company to acquire any amount of Class A common stock, and the timing and total amount of share repurchases depended on general market conditions, the trading price of the Company’s Class A common stock, corporate and regulatory requirements, the availability of funds, other investment opportunities, and other considerations. Repurchases could be executed through open market transactions at prevailing market prices, including pursuant to trading plans that comply with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or through other means.
All repurchases were made using cash resources, and shares purchased were immediately retired. As of June 30, 2026, the cumulative authorized amount remaining for stock repurchases under the authorized repurchase program was $87.3 million. In connection with its entry into the Merger Agreement, the Company suspended its stock repurchase program during the second quarter of fiscal 2026.

The following table summarizes the share repurchase activity under the Company’s stock repurchase program during the six months ended June 30, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Per Share	Amount
First Quarter 2026	1,014,873	$98.53	$100,000
Second Quarter 2026	534,004	$117.42	$62,702
Total	1,548,877	$105.05	$162,702
Common Stock Reserved for Issuance
As of June 30, 2026, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

Common stock awards granted under equity incentive plans	8,384
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Amended and Restated Equity Incentive Plan	39,979
Total reserved shares of common stock	53,452
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
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2026 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2025	6,329	$75.70
Awarded	314	114.18
Released	(2,265)	74.56
Forfeited	(299)	75.85
Balance as of June 30, 2026	4,079	$79.28
As of June 30, 2026, the Company had $342.3 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.5 years.
Stock Options
Stock option activity for the six months ended June 30, 2026 is as follows (in thousands, except per share data and years):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	5,100	$82.85	6.0
Granted	19	121.05
Exercised	(812)	45.06
Forfeited and expired	(2)	61.06
Balance as of June 30, 2026	4,305	$90.15	5.8	$258,127

Options exercisable as of June 30, 2026	3,643	$93.84	5.3	$212,847
As of June 30, 2026, the Company had $26.1 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.3 years.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.

The following table presents the total stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of revenue, platform	$208	$341	$402	$725
Cost of revenue, devices	—	38	—	108
Research and development	27,005	32,961	56,500	68,819
Sales and marketing	27,347	30,486	54,731	65,272
General and administrative	20,761	20,814	42,370	45,210
Total stock-based compensation	$75,321	$84,640	$154,003	$180,134
13. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has purchase commitments with various parties to purchase products and services such as licensed intellectual property and content, manufacturing supplier agreements, and data center capacity and other goods and services.
The following table presents details of the aggregate future purchase commitments as of June 30, 2026 (in thousands):

		Years Ended December 31,
	Total	Remaining 2026	2027	2028	2029	2030	Thereafter
Content	$133,883	$54,764	$52,373	$20,842	$4,398	$1,225	$281
Manufacturing	484,843	484,843	—	—	—	—	—
Other obligations	322,153	88,824	177,321	46,863	9,070	75	—
Total commitments	$940,879	$628,431	$229,694	$67,705	$13,468	$1,300	$281
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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the three and six months ended June 30, 2026 and 2025, the Company did not have any loss contingencies that were material.
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
14. INCOME TAXES
Income tax expense was $5.2 million and income tax benefit was $5.8 million for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was $8.1 million and income tax benefit was $18.9 million for the six months ended June 30, 2026 and 2025, respectively.
The increase in income tax expense for both the three and six months ended June 30, 2026, as compared to the periods ended June 30, 2025, was primarily attributable to higher pre-tax book income, partially offset by a reduction in U.S. federal and certain state income taxes resulting from the 2025 enactment of the One Big Beautiful Bill Act.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of June 30, 2026, the Company has a full valuation allowance against its net deferred tax assets in the United States. Given the Company's current and anticipated future earnings, the Company believes that there is a reasonable possibility that the valuation allowance against these net deferred tax assets may be reversed within the next twelve months. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that the Company actually achieves.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income (loss)	$164,216	$10,503	$249,916	$(16,928)
Denominator:
Basic net income (loss) per share:
Weighted-average common shares outstanding — basic	147,972	146,888	147,742	146,545
Dilutive effect of common stock equivalents	3,923	2,787	3,719	—
Weighted-average common shares outstanding — diluted	151,895	149,675	151,461	146,545

Net income (loss) per share — basic	$1.11	$0.07	$1.69	$(0.12)
Net income (loss) per share — diluted	$1.08	$0.07	$1.65	$(0.12)
Common stock equivalents (comprised of stock options and restricted stock units) excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effect were 1.0 million and 3.8 million for the three months ended June 30, 2026 and 2025, respectively, and 1.2 million and 11.7 million for the six months ended June 30, 2026 and 2025, respectively.

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
Beginning in the first quarter of 2026, the Company changed its internal reporting structure and the CODM began receiving disaggregated financial information that allows him to allocate resources and evaluate performance between three operating segments: Advertising, Subscriptions, and Devices. As such, the Company now has three reportable segments. The Company’s prior period amounts have been retrospectively adjusted to reflect the disaggregation of the Company’s previous Platform operating segment into the Advertising and Subscriptions operating segments. There are no changes to the consolidated financial statements for any prior periods.
Descriptions of the Company’s three reportable segments are as follows:
Advertising
Advertising revenue is generated from the sale of digital advertising, including direct and programmatic video advertising, ads integrated into the Company’s user interface (“UI”), and related services.
Subscriptions
Subscriptions revenue is generated from the sale of subscriptions to end users, including the sale of Premium Subscriptions, the sale of owned and operated subscription services, and revenue from content distribution arrangements, which primarily includes subscription revenue shares from content partners and the sale of branded app buttons on remote controls.
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
The following table presents financial information for each of the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Advertising
Net revenue	$672,816	$539,053	$1,285,521	$1,021,876
Cost of revenue	252,778	237,405	494,514	449,829
Gross profit	420,038	301,648	791,007	572,047
Subscriptions
Net revenue	548,153	436,418	1,066,678	834,412
Cost of revenue	321,439	240,390	626,848	444,472
Gross profit	226,714	196,028	439,830	389,940
Devices
Net revenue	133,721	135,567	251,370	275,422
Cost of revenue	106,777	135,585	243,575	294,706
Gross profit (loss)	26,944	(18)	7,795	(19,284)
Total
Net revenue	1,354,690	1,111,038	2,603,569	2,131,710
Cost of revenue	680,994	613,380	1,364,937	1,189,007
Gross profit	$673,696	$497,658	$1,238,632	$942,703

17. SUBSEQUENT EVENT
On July 5, 2026, the Company entered into an agreement to terminate the previously impaired portion of a corporate office lease. The previous impairment was recorded as part of the Company’s restructuring efforts in fiscal 2023 and 2024, and the Company expects to record a credit of approximately $22 million to operating expenses associated with the removal of the remaining liability, net of termination fees and other charges in the third quarter of fiscal 2026.

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
Overview
Effective in the first quarter of 2026, our reportable segments changed. We now manage and report our operating results through three reportable segments: Advertising, Subscriptions, and Devices. Previously, we reviewed and managed the new Advertising and Subscriptions segments as a combined Platform segment. This change was made to reflect our ongoing evaluation and monitoring of our business, including changes made to both our internal reporting and the information reported to the CODM. Prior period segment financial information has been retrospectively adjusted to reflect these changes.
Advertising revenue is generated from the sale of digital advertising, including direct and programmatic video advertising, ads integrated into our user interface (“UI”), and related services.
Subscriptions revenue is generated from the sale of subscriptions to end users, including the sale of Premium Subscriptions, the sale of owned and operated subscription services, and revenue from content distribution arrangements, which primarily includes subscription revenue shares from content partners and the sale of branded app buttons on remote controls.
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
Proposed Transaction with Fox Corporation
On June 14, 2026, we entered into the Merger Agreement with Fox. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the transaction.
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
We streamed 37.9 billion and 35.4 billion hours during the three months ended June 30, 2026 and 2025, respectively, reflecting an increase of 7%.
Platform Revenue
We use Platform revenue as a primary metric to measure the performance of our business because it represents our ability to successfully monetize our platform. Platform revenue includes revenue from both our Advertising and Subscriptions segments and its growth is one of our strategic priorities. Platform revenue was $1,221.0 million and $975.5 million for the three months ended June 30, 2026 and 2025, respectively.

Adjusted EBITDA (Non-GAAP Measure)
We use Adjusted EBITDA as a primary metric to measure the performance of our business because it represents our ability to successfully manage profitability. Our goal is to grow Adjusted EBITDA over time, driving continued growth in stockholder value.
Adjusted EBITDA is a non-GAAP financial measure. The Adjusted EBITDA reconciliation excludes total other income, net, stock-based compensation expense, depreciation and amortization, restructuring charges, merger-related costs, and income tax expense (benefit) from the net income (loss) of the period. We believe Adjusted EBITDA is useful as a supplement in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. However, this non-GAAP financial measure has limitations, and should not be considered in isolation or as a substitute for our GAAP financial information, such as GAAP net income (loss). In addition, Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$164,216	$10,503	$249,916	$(16,928)
Total other income, net	(23,216)	(28,006)	(60,089)	(45,222)
Stock-based compensation	75,321	84,640	154,003	180,134
Depreciation and amortization	14,105	16,881	32,033	32,073
Restructuring charges	—	—	—	3,064
Merger-related costs (1)	18,719	—	18,719	—
Income tax expense (benefit)	5,175	(5,830)	8,120	(18,913)
Adjusted EBITDA	$254,320	$78,188	$402,702	$134,208
(1) The merger-related costs for the three and six months ended June 30, 2026 were related to our proposed transaction with Fox. Refer to Note 1 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
Our Free Cash Flow was $704.1 million and $392.0 million for the TTM periods ended June 30, 2026 and 2025, respectively.
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

The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$719,037	$396,421
Less: Purchases of property and equipment	(9,131)	(6,567)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,835)	2,133
Free cash flow (TTM)	$704,071	$391,987
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
Subscriptions Revenue
We generate Subscriptions revenue primarily from the sale of subscriptions to end users, including the sale of Premium Subscriptions, the sale of owned and operated subscription services, and revenue from content distribution arrangements, which primarily includes subscription revenue shares from content partners and the sale of branded app buttons on remote controls.
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
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists primarily of income tax expense in certain foreign jurisdictions where we conduct business and income tax expense (benefit) in the United States. We have a full valuation allowance against net deferred tax assets in the United States as of June 30, 2026. Given our current and anticipated future earnings, we believe that there is a reasonable possibility that the valuation allowance against these net deferred tax assets may be reversed within the next twelve months. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that the Company actually achieves.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net revenue:
Platform:
Advertising	50%	49%	49%	48%
Subscriptions	40%	39%	41%	39%
Total Platform	90%	88%	90%	87%
Devices	10%	12%	10%	13%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Platform:
Advertising	18%	21%	19%	21%
Subscriptions	24%	22%	24%	21%
Total Platform	42%	43%	43%	42%
Devices	8%	12%	9%	14%
Total cost of revenue	50%	55%	52%	56%
Gross profit (loss):
Platform:
Advertising	32%	27%	30%	27%
Subscriptions	16%	18%	17%	18%
Total Platform	48%	45%	47%	45%
Devices	2%	—%	1%	(1)%
Total gross profit	50%	45%	48%	44%
Operating expenses:
Research and development	14%	16%	14%	17%
Sales and marketing	17%	22%	17%	22%
General and administrative	9%	9%	9%	9%
Total operating expenses	40%	47%	40%	48%
Income (loss) from operations	10%	(2)%	8%	(4)%
Other income, net:
Interest expense	—%	—%	—%	—%
Other income, net	2%	3%	2%	2%
Total other income, net	2%	3%	2%	2%
Income (loss) before income taxes	12%	1%	10%	(2)%
Income tax expense (benefit)	—%	—%	—%	(1)%
Net income (loss)	12%	1%	10%	(1)%

Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025
Net Revenue

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	Change $	Change %	June 30, 2026	June 30, 2025	Change $	Change %
(in thousands, except percentages)
Platform:
Advertising	$672,816	$539,053	$133,763	25%	$1,285,521	$1,021,876	$263,645	26%
Subscriptions	548,153	436,418	111,735	26%	1,066,678	834,412	232,266	28%
Total Platform	1,220,969	975,471	245,498	25%	2,352,199	1,856,288	495,911	27%
Devices	133,721	135,567	(1,846)	(1)%	251,370	275,422	(24,052)	(9)%
Total net revenue	$1,354,690	$1,111,038	$243,652	22%	$2,603,569	$2,131,710	$471,859	22%
Advertising
Advertising revenue increased by $133.8 million, or 25%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to an increase in video ad impressions delivered. Video impressions increased by 40%, driven by higher user engagement and growth in streaming hours on our platform. This increase was partially offset by a decrease in the average price per impression of 12%, which was driven by changes in product and country mix.
Advertising revenue increased by $263.6 million, or 26%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in video ad impressions delivered. Video impressions increased by 48%, driven by higher user engagement and growth in streaming hours on our platform. This increase was partially offset by a decrease in the average price per impression of 13%, which was driven by changes in product and country mix.
Subscriptions
Subscriptions revenue increased by $111.7 million, or 26%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a 11% increase in the number of subscriptions and a 25% increase in the average price per subscription. Additionally, the 26% growth was driven in part by the expansion of our owned and operated subscription services, including the acquisition of Frndly TV in May 2025 and the launch of Howdy in August 2025.
Subscriptions revenue increased by $232.3 million, or 28%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a 11% increase in the number of subscriptions and a 26% increase in the average price per subscription. Additionally the 28% growth was driven in part by the expansion of our owned and operated subscription services, including the acquisition of Frndly TV in May 2025 and the launch of Howdy in August 2025.
Devices
Devices revenue decreased by $1.8 million, or 1%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The volume of all devices shipped decreased by 31% driven by lower sales of streaming players, while the average selling price of all devices shipped increased 35%, due to higher sales of Roku-branded TVs in the comparable periods.
Devices revenue decreased by $24.1 million, or 9%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The volume of all devices shipped decreased by 23% driven by lower sales of streaming players, while the average selling price of all devices shipped increased 14%, due to higher sales of Roku-branded TVs in the comparable periods.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	Change $	Change %	June 30, 2026	June 30, 2025	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform:
Advertising	$252,778	$237,405	$15,373	6%	$494,514	$449,829	$44,685	10%
Subscriptions	321,439	240,390	81,049	34%	626,848	444,472	182,376	41%
Total Platform	574,217	477,795	96,422	20%	1,121,362	894,301	227,061	25%
Devices	106,777	135,585	(28,808)	(21)%	243,575	294,706	(51,131)	(17)%
Total cost of revenue	$680,994	$613,380	$67,614	11%	$1,364,937	$1,189,007	$175,930	15%
Gross profit (loss):
Platform:
Advertising	$420,038	$301,648	$118,390	39%	$791,007	$572,047	$218,960	38%
Subscriptions	226,714	196,028	30,686	16%	439,830	389,940	49,890	13%
Total Platform	646,752	497,676	149,076	30%	1,230,837	961,987	268,850	28%
Devices	26,944	(18)	26,962	nm	7,795	(19,284)	27,079	nm
Total gross profit	$673,696	$497,658	$176,038	35%	$1,238,632	$942,703	$295,929	31%
Advertising
Cost of revenue, advertising increased by $15.4 million, or 6%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily driven by a $22.3 million increase in the costs of acquiring and delivering licensed content for TRC due to an increase in user engagement and video ad impressions delivered, partially offset by a $7.7 million decrease in content amortization.
Cost of revenue, advertising increased by $44.7 million, or 10%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily driven by a $62.0 million increase in the costs of acquiring and delivering licensed content for TRC due to an increase in user engagement and video ad impressions delivered, partially offset by a $14.5 million decrease in content amortization.
Subscriptions
Cost of revenue, subscriptions increased by $81.0 million, or 34%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily driven by higher licensing and content costs. The increase in licensing and content costs include amounts related to Frndly TV, acquired in May 2025, and Howdy, launched in August 2025.
Cost of revenue, subscriptions increased by $182.4 million, or 41%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by higher licensing and content costs. The increase in licensing and content costs include amounts related to Frndly TV, acquired in May 2025, and Howdy, launched in August 2025.
Devices
Cost of revenue, devices decreased by $28.8 million, or 21%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was driven by lower freight costs of $35.5 million, primarily due to an International Emergency Economic Powers Act (“IEEPA”) refund for tariff payments made in previous quarters, partially offset by a $10.2 million increase in inventory reserves.
Cost of revenue, devices decreased by $51.1 million, or 17%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease was driven by lower freight costs of $39.1 million, primarily due to an IEEPA refund for tariff payments made in previous quarters, and lower manufacturing costs of $27.0 million, partially offset by an $18.4 million increase in inventory reserves.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	Change $	Change %	June 30, 2026	June 30, 2025	Change $	Change %
(in thousands, except percentages)
Research and development	$179,680	$178,017	$1,663	1%	$369,172	$362,596	$6,576	2%
Sales and marketing	223,223	243,256	(20,033)	(8)%	444,444	466,949	(22,505)	(5)%
General and administrative	124,618	99,718	24,900	25%	227,069	194,221	32,848	17%
Total operating expenses	$527,521	$520,991	$6,530	1%	$1,040,685	$1,023,766	$16,919	2%
Research and development
Research and development expenses increased by $1.7 million, or 1%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily driven by higher cloud hosting and consulting expenses of $5.9 million, partially offset by lower personnel expenses of $4.9 million due to decreases in stock-based compensation expense.
Research and development expenses increased by $6.6 million, or 2%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was driven by higher cloud hosting and consulting expenses of $9.6 million and higher facilities and IT expenses of $5.3 million, partially offset by lower personnel expenses of $7.1 million due to decreases in stock-based compensation expense.
Sales and marketing
Sales and marketing expenses decreased by $20.0 million, or 8%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was primarily driven by lower marketing expenses of $28.5 million, partially offset by a $7.0 million increase in personnel expenses.
Sales and marketing expenses decreased by $22.5 million, or 5%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease was primarily driven by lower marketing expenses of $37.3 million, partially offset by a $6.8 million increase in personnel expenses and a $4.6 million increase in intangible amortization from our Frndly acquisition.
General and administrative
General and administrative expenses increased by $24.9 million, or 25%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to $18.7 million of merger-related costs incurred in connection with our proposed transaction with Fox, and the recognition of $13.4 million in non-income based taxes, partially offset by a decrease in other legal and consulting expenses of $9.7 million.
General and administrative expenses increased by $32.8 million, or 17%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to $18.7 million in merger-related costs incurred in connection with our proposed transaction with Fox, and a $23.2 million increase in non-income based taxes, partially offset by a decrease in other legal and consulting expenses of $12.8 million.
Other Income, Net

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	Change $	Change %	June 30, 2026	June 30, 2025	Change $	Change %
(in thousands, except percentages)
Interest expense	$(475)	$(460)	$(15)	3%	$(1,099)	$(893)	$(206)	23%
Other income, net	23,691	28,466	(4,775)	(17)%	61,188	46,115	15,073	33%
Total other income, net	$23,216	$28,006	$(4,790)	(17)%	$60,089	$45,222	$14,867	33%
Total other income, net, decreased by $4.8 million, or (17)%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was primarily due to a $3.2 million unrealized gain recognized during the three months ended June 30, 2025 on our strategic investment in convertible promissory notes.
Total other income, net, increased by $14.9 million, or 33%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to a gain on the sale of strategic investments of $13.4 million.

Income Tax Expense (Benefit)

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	Change $	Change %	June 30, 2026	June 30, 2025	Change $	Change %
(in thousands, except percentages)
Income tax expense (benefit)	$5,175	$(5,830)	$11,005	189%	$8,120	$(18,913)	$27,033	143%
Income tax expense increased by $11.0 million, or 189%, for the three months ended June 30, 2026, and by $27.0 million, or 143%, for the six months ended June 30, 2026, as compared to the corresponding prior year periods. The increases were primarily attributable to higher pre-tax book income, partially offset by a reduction in U.S. income taxes resulting from the 2025 enactment of the One Big Beautiful Bill Act.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $2,001.8 million and short-term investments of $555.4 million. Approximately 4% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations, and all short-term investments were held in the United States.
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

We had outstanding letters of credit secured by the Credit Agreement of $39.5 million as of June 30, 2026. As of June 30, 2026, we had not borrowed against the Credit Agreement, and we were in compliance with all of the covenants of the Credit Agreement. See Note 11 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for additional details.
Share Repurchases
During the second quarter of 2026, we repurchased 0.5 million of our Class A common stock through our stock repurchase program. All share repurchases were made using cash resources.
During the second quarter of 2026, we suspended our stock repurchase program in connection with our entry into the Merger Agreement. See Note 12 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$483,784	$248,465
Cash flows provided by (used in) investing activities	$186,495	$(95,143)
Cash flows used in financing activities	$(252,395)	$(68,562)
Cash Flows from Operating Activities
Cash provided by operating activities increased in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to net income of $249.9 million in the current year, compared to a net loss of $16.9 million in the prior year.
Cash Flows from Investing Activities
Net cash provided by investing activities increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due primarily to the sales and maturities of short-term investments, net of purchases, of $175.0 million and sale of strategic investments of $18.4 million. The increase was partially offset by purchases of property and equipment of $6.9 million.
Cash Flows from Financing Activities
Net cash used in financing activities increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to $162.7 million in repurchases of our common stock, tax payments of $110.8 million to net settle equity awards vested during the period, and payment of contingent consideration related to the acquisition of Frndly TV of $15.2 million, partially offset by proceeds from the exercise of employee stock options of $36.6 million.
Material Cash Requirements from Known Contractual Obligations
For a description of our operating lease obligations and purchase obligations, refer to Note 10 and Note 13 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents and short-term investments. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points on our cash and cash equivalents balance would increase or decrease our interest income by approximately $20.0 million.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:
Risks Related to Our Proposed Transaction with Fox*
•closing conditions not being satisfied, causing delays, reduced deal benefits, or abandonment of the Mergers;
•relationship disruption, management distraction, and negative publicity or legal proceedings affecting operating results and ongoing business;
•unrealized or delayed transaction benefits or integration challenges affecting post-closing value;
•restrictions on our ability to pursue alternative transactions;

•restrictions on our business activities pending closing;
•reduced ownership and voting power of our stockholders following the transaction;
•fluctuations in the value of the fixed stock consideration;
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
Risks Related to Our Proposed Transaction with Fox
The consummation of the Mergers is contingent on the satisfaction of a number of conditions that may be outside of our or Fox’s control and that we or Fox may be unable to satisfy, or that may delay the consummation of the Mergers or result in the imposition of conditions that could reduce the anticipated benefits from the Mergers or cause the parties to abandon the Mergers.*
Consummation of the Mergers is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Fox’s control, including, among others:
•the expiration or early termination of the applicable waiting period under the HSR Act and the approval of the Mergers under certain other antitrust and investment screening laws;
•the absence of any order, injunction, or law prohibiting the Mergers or litigation under certain antitrust or investment screening laws seeking such an order;
•the effectiveness of the registration statement under which shares of Fox Class A common stock to be issued in the Mergers will be registered with the SEC;

•the approval of the issuance of shares of Fox Class A common stock included in the merger consideration by the holders of shares of Fox Class B common stock entitled to vote on such matter at a meeting duly called and held for such purpose; and
•the approval of the adoption of the Merger Agreement by the Roku stockholders.
Our and Fox’s obligation to complete the Mergers is also subject to certain additional conditions, including:
•compliance by the other party in all material respects with its obligations under the Merger Agreement;
•the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the Merger Agreement; and
•the absence of a continuing material adverse effect with respect to each of us and Fox.
These conditions to the closing of the Mergers may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be completed. In addition, the Merger Agreement may be terminated under certain circumstances, including:
•by either party if the Mergers are not completed by June 14, 2027, which date may be extended to December 14, 2027, and which date may be further extended to March 14, 2028 (the “Termination Date”), under certain circumstances;
•by either party if any governmental entity of a competent jurisdiction has issued a final non-appealable order or injunction permanently restraining, enjoining or otherwise prohibiting the Mergers;
•by either us or Fox if either party fails to obtain the requisite approval of its stockholders;
•by either us or Fox if the other party’s board of directors changes its recommendation to its stockholders to vote in favor of the adoption of the Merger Agreement (in the case of Roku) or the issuance of Fox Class A common stock pursuant to the Merger Agreement (in the case of Fox);
•by either party in order to accept a Superior Proposal (as defined in the Merger Agreement); or
•by either party if the other party materially breaches its covenants, or breaches its representations and warranties, in the Merger Agreement such that the applicable conditions to closing would not be satisfied, subject in certain cases to the right of the breaching party to cure the breach.
We and Fox may also terminate the Merger Agreement by mutual written consent.
Upon termination of the Merger Agreement, each of us and Fox under specified circumstances, including termination by such party to accept a Superior Proposal or termination by the other party upon a change in such party’s board of directors’ recommendation to its stockholders, will be required to pay the other party a termination fee of $866.1 million. Additionally, Fox, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or investment screening laws, or failure to receive certain required regulatory approvals of specified governmental authorities by the Termination Date, will be required to pay us a termination fee of $1.2 billion. Additionally, if the Merger Agreement is terminated because the requisite approval of Fox’s stockholders is not obtained, Fox will be required to reimburse 100% of our aggregate out-of-pocket third-party fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement; provided that such reimbursement shall not exceed $70.0 million in the aggregate.
As a condition to granting the required clearance under the HSR Act, the Department of Justice or the Federal Trade Commission may impose limitations, require divestitures, or place restrictions on the conduct of the combined company after the closing of the Mergers; provided, however, that Fox’s obligations to agree to any such remedies are subject to certain limitations under the Merger Agreement.
If the Mergers are not completed, or if there are significant delays in completing the Mergers, our future business and financial results could be negatively affected, and we may be subject to certain risks, including, but not limited to, the following:
•negative reactions from financial markets, including declines in the price of our Class A common stock because the current stock price may reflect a market assumption that the Mergers will be completed;
•payment of certain significant costs relating to the Mergers, whether or not the Mergers are completed;
•diversion of our management’s time, resources, and attention to the Mergers rather than our own operations and other opportunities that could have been beneficial to us; and
•the requirement that we pay a termination fee of $866.1 million to Fox if the Merger Agreement is terminated under certain circumstances, including by us to enter into a Superior Proposal or by Fox if our Board withholds, qualifies, or modifies in a manner adverse to Fox its recommendation with respect to the Mergers or takes certain similar actions.
In addition, if the Mergers are not completed, we could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. The cost of defending such litigation may be significant, even if such litigation does not have merit. The materialization of any of these risks could adversely impact our ongoing business.

Efforts to complete the Mergers could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.*
We have expended, and will continue to expend, significant management time and resources to complete the Mergers, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Mergers and our future could disrupt our business relationships with our existing and potential customers, suppliers, service providers, and other business partners, who may be more cautious in their arrangements with us or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Our employees may have concerns with respect to the Mergers, and uncertainty regarding the outcome of the Mergers could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Mergers may also lead to litigation against us and our directors and officers. Such litigation would be distracting to management and may require us to incur significant costs. Such litigation could result in the Mergers being delayed or enjoined by a court of competent jurisdiction, which could prevent the Mergers from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition, and results of operations.
Failure to realize the anticipated benefits of the Mergers, delay in realizing those benefits, or significant challenges in integrating with Fox could have an adverse effect on the price of the Fox Class A common stock that our stockholders will own following the completion of the Mergers.*
We and Fox have operated and, until the completion of the Mergers, will continue to operate, independently. The success of the Mergers, including anticipated benefits and cost synergies, will depend, in part, on our and Fox’s ability to successfully integrate our respective operations in a manner that results in various benefits and that does not materially disrupt existing business and strategic relationships or result in a loss of customers or other business relationships. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Inconsistencies in standards, controls, procedures, and policies could adversely affect the combined company. The diversion of our management team’s attention and any delays or difficulties encountered in connection with the Mergers and the integration of our and Fox’s operations could have an adverse effect on the combined company’s business, financial condition, operating results, and prospects. In addition, consummation of the Mergers may trigger change in control, assignment, or other provisions in certain agreements to which we are a party, which could harm the combined company’s business. If we and Fox experience difficulties in the integration process, including those listed above, we may not fully realize the anticipated benefits of the Mergers in a timely manner or at all, and the price of Fox Class A common stock to be issued to our stockholders in the Mergers could be adversely affected.
The Merger Agreement contains provisions that limit our ability to pursue alternative transactions to the Mergers, which could discourage a potential competing acquirer from making an alternative transaction proposal.*
The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain transactions with, a third party. The Merger Agreement contains customary “no-shop” provisions, including provisions that restrict our ability to, among other things, solicit alternative acquisition proposals from, engage with, furnish information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals, subject to certain exceptions that allow our Board to comply with its fiduciary duties. In addition, following our receipt of any alternative transaction proposal that constitutes a Superior Proposal (as defined in the Merger Agreement), Fox would have an opportunity to offer to modify the terms of the Merger Agreement before our Board may withhold, qualify, or modify in a manner adverse to Fox its recommendation with respect to the Mergers and before we may terminate the Merger Agreement. If the Merger Agreement is terminated by us to enter into a Superior Proposal or by Fox if our Board withholds, qualifies, or modifies in a manner adverse to Fox its recommendation with respect to the Mergers or takes certain similar actions, we may be required to pay a termination fee of $866,084,000 to Fox, as contemplated by the Merger Agreement. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Fox for our outstanding common stock from considering or proposing such an acquisition of us.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.*
While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Fox’s prior consent, which is not to be unreasonably withheld, conditioned, or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend, or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business, including effectively responding to competitive pressures and industry developments, that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations, and financial condition.

Our stockholders will have a reduced ownership and voting power after the transaction.*
After the completion of the transaction, our stockholders will own a smaller percentage of the combined company than they now own of Roku. Immediately upon completion of the transaction, we anticipate that our stockholders will hold approximately 27% of the combined company on a pro forma basis. In addition, the Fox Class A common stock that the stockholders will receive generally does not have the right to vote on matters affecting the combined company, including the election of directors. Consequently, our stockholders, as a group, will have reduced ownership and less ability to influence the combined company compared to their ownership and voting power in us.
Because the stock-based consideration our stockholders will receive in connection with the Mergers will include a fixed number of shares of Fox Class A common stock, and the market price of such common stock has fluctuated and will continue to fluctuate, our stockholders cannot be certain of the value of the stock-based consideration they will receive in the Mergers. Further, with respect to the fairness of the merger consideration from a financial point of view, the separate fairness opinion our Board received from our financial advisor in connection with the signing of the Merger Agreement speaks only as of the date of the Merger Agreement and not as of any other date.*
Under the Merger Agreement, at the effective time of the Mergers, each share of our common stock (subject to certain exceptions, including shares of our common stock owned by our stockholders who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) issued and outstanding immediately prior to the effective time of the Mergers will be cancelled and converted into the right to receive (1) 0.9693 (as defined above, the “Exchange Ratio”) fully paid and non-assessable shares of Fox Class A common stock and (2) $96.00 in cash, without interest (as defined above, the “Per Share Cash Amount”) (as explained in Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, the Exchange Ratio and the Per Share Cash Amount are subject to adjustment in certain limited circumstances relating to Roku stockholders who exercise appraisal rights). The market value of the stock-based consideration our stockholders will receive in the Mergers will therefore fluctuate with the market price of Fox Class A common stock. The implied value of the merger consideration to our stockholders has fluctuated since the date of the Merger Agreement announcement and will continue to fluctuate until the date the Mergers are completed, which could occur a considerable amount of time after the date hereof.
Fox’s Class A common stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Fox’s and our respective businesses, operations, and prospects, risks inherent in the respective businesses, changes in market assessments of the likelihood that the Mergers will be completed or the value that may be generated by the Mergers, and changes in expectations regarding the timing of the Mergers and regulatory considerations. Many of these factors are beyond both our and Fox’s control. You are urged to obtain current market quotations for both our and Fox’s common stock traded on the Nasdaq Global Select Market (trading symbols “ROKU” and “FOXA,” respectively).
Further, our Board has received an opinion from our financial advisor in connection with the signing of the Merger Agreement to the effect that, as of the date of such opinion and based upon and subject to the various assumptions, qualifications, limitations, and other matters set forth therein, the merger consideration to be received pursuant to, and in accordance with, the terms of the Merger Agreement by the holders of shares of our common stock (other than Fox or any affiliate of Fox) was fair, from a financial point of view, to such holders. Changes in our or Fox’s operations and prospects, general market and economic conditions, and other factors that may be beyond the control of us or Fox, and on which our financial advisor’s opinion was based, may significantly alter the value of Roku or Fox or the prices of the shares of our common stock or Fox common stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion. Because we do not currently anticipate asking our financial advisor to provide an updated fairness opinion, the opinion will not address the fairness of the merger consideration from a financial point of view at the time the Mergers are completed.
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
We depend on a small number of content partners for more than half of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the three months ended June 30, 2026, the top three streaming services (excluding The Roku Channel) represented more than half of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, user base, or Roku streaming device sales may be adversely affected, and our business may be harmed.
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
We are reliant on certain retailers or distributors. Amazon, Best Buy, Target, and Walmart in total accounted for 79% and 83% of our Devices revenue for the three months ended June 30, 2026 and 2025, respectively. Furthermore, our licensed Roku TV partners may be reliant on the same or other retailers and distributors for a significant portion of their unit sales of Roku TV models. At times, certain retailers and distributors have reduced the number of our and our licensed Roku TV partners’ products available for sale, have chosen not to prominently display those products in their stores or on their websites, or have discontinued selling those products. Such actions have in the past decreased, and may in the future decrease, the volume of our or our licensed Roku TV partners’ products sold. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, may incur operating losses in the future, and may not be able to maintain profitability.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain quarters, we may not be able to maintain profitability in the future. As of June 30, 2026, we had an accumulated deficit of $1,401.4 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to maintain profitability in the future. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. We may also encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
•the Mergers, the pendency of the Mergers, perceptions regarding the Mergers, or the failure to complete the Mergers;
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
Our gross margins vary across our devices and platform offerings. In particular, gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations (including due to the impact of tariffs or other trade restrictions). Although our Devices, Advertising, and Subscription segments had positive gross margin for the three and six months ended June 30, 2026, gross margin for certain segments has been negative in the past and may be negative in the future.

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
If we fail to manage our growth effectively, including if we grow our business too rapidly, we may not be able to execute our business strategies, which could harm our business and adversely affect our financial condition, results of operations, or cash flows. The challenges of managing our growth effectively may be exacerbated due to the pendency of the Mergers.
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
Our revenue and gross profit are subject to seasonality and other potential fluctuations, and if our sales during the affected periods fall below our expectations, our business may be harmed.*
Seasonality and certain one-time events significantly affect our business. For example, our revenue and gross profit are traditionally strongest in the fourth quarter of each fiscal year due to higher consumer purchases and increased advertising during holiday seasons. Furthermore, in preparation for the fourth quarter holiday season, we recognize significant discounts in the average selling prices of our products through retailers in an effort to grow our user base, which typically reduce our Devices gross margin in the fourth quarter. From time to time, our sales and marketing expenses may fluctuate or be weighted towards part of the year. Additionally, certain other events have in the past, and may in the future, impact the amount of advertising spending on our platform.
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
Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
On September 16, 2024, we entered into a credit agreement (the “Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Agent”), providing for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements. As of June 30, 2026, we had not borrowed against the Credit Agreement.
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
As of June 30, 2026, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, fail to make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If any future outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.
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

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock concentrates voting control with those stockholders who held our stock before our initial public offering, including our executive officers, employees, and directors and their affiliates, and limits the ability of holders of our Class A common stock to influence corporate matters.*
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our founder, Chairman, and Chief Executive Officer, Anthony Wood, holds and controls the vote of a significant number of shares of our outstanding common stock, and therefore Mr. Wood will have significant influence over our management and all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Roku or our assets, including the Mergers, for the foreseeable future. If Mr. Wood’s employment with us is terminated, he will continue to have the same influence over matters requiring stockholder approval.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of June 30, 2026, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 11.3% of the outstanding Class A and Class B common stock. As a member of our Board, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
•expectations or uncertainty regarding the Mergers;
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
We cannot guarantee that our stock repurchase program will be resumed or fully consummated or that it will preserve or enhance long-term stockholder value.*
Although our Board has authorized a stock repurchase program, we suspended the program during the second quarter of fiscal 2026 in connection with our entry into the Merger Agreement. The program does not require us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock and may be further modified, resumed, or terminated at any time. We cannot guarantee that repurchases under the program will resume, that the program will be fully consummated or that it will preserve or enhance long-term stockholder value. The suspension of the program, or any failure to resume repurchases, may negatively impact our reputation, investor confidence in us, or our stock price. Any future repurchases, resumption or termination of the program could also affect the trading price of our Class A common stock, increase volatility, and reduce the market liquidity of our Class A common stock, and any announcement of a termination or change of this program may result in a decrease in the trading price of our Class A common stock. In addition, any repurchases made under this program, if resumed, will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic transactions, and other general corporate requirements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board previously approved a stock repurchase program with authorization to repurchase up to $400 million of our Class A common stock through December 31, 2026. As of June 30, 2026, the cumulative authorized amount remaining for stock repurchases under the authorized stock repurchase program was $87 million. In connection with our entry into the Merger Agreement, we suspended our stock repurchase program during the second quarter of fiscal 2026.
Prior to the suspension of our stock repurchase program, repurchases could be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act or through other means. The amount and timing of repurchases depended on a variety of factors, including general market conditions, the trading price of our Class A common stock, corporate and regulatory requirements, the availability of funds, other investment opportunities, and other considerations we deemed relevant.
The following table summarizes the share repurchase activity for the three months ended June 30, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)[1]
April 1, 2026 to April 30, 2026	239,923	$107.61	239,923	$124,199
May 1, 2026 to May 30, 2026	194,544	$126.39	194,544	$99,610
June 1, 2026 to June 30, 2026	99,537	$123.52	99,537	$87,316
Total share repurchases	534,004	$117.42	534,004
1 In connection with our entry into the Merger Agreement, we suspended our stock repurchase program during the second quarter of fiscal 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Class A Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Anthony Wood*** (Chief Executive Officer, President, and Chairman)	Termination	June 15, 2026	X		402,000	December 9, 2026
	Termination	June 15, 2026	X		384,000	September 9, 2026
___________________
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Trading arrangement adopted by the Wood Revocable Trust, of which Mr. Wood and his spouse are co-trustees.

Item 6. Exhibits

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of June 14, 2026, by and among Roku, Inc., Fox Corporation, Falcon Merger Sub 1, Inc. and Falcon Merger Sub 2, LLC	8-K	001-38211	2.1	6/15/2026
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38211	3.1	10/3/2017
3.2	Amended and Restated Bylaws	S-1/A	333-220318	3.4	9/18/2017
4.1	Form of Class A Common Stock Certificate	S-1/A	333-220318	4.1	9/18/2017
4.2	Description of Securities	10-K	001-38211	4.2	3/2/2020
10.1	Voting and Support Agreement, dated as of June 14, 2026, by and among Fox Corporation and certain stockholders of Roku, Inc.	8-K	001-38211	10.1	6/15/2026
10.2	Voting and Support Agreement, dated as of June 14, 2026, by and among Roku, Inc. and certain stockholders of Fox Corporation	8-K	001-38211	10.2	6/15/2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* These exhibits are furnished with this Quarterly Report and are not deemed filed with the SEC and are not incorporated by reference in any filing of Roku, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August 2026.

Roku, Inc.

Date: August 6, 2026	By:	/s/ Anthony Wood
Anthony Wood
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: August 6, 2026	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Chief Accounting Officer
(Principal Accounting Officer)