Form 10-Q
period 2026-09-30
ROKU, INC
filed 2026-11-02
CIK 1428439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 26, 2026, the registrant had outstanding 132,737,674 shares of Class A common stock, $0.0001 par value per share and 16,363,648 shares of Class B common stock, $0.0001 par value per share.

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
•our expectations and statements regarding the proposed transaction with Fox Corporation, including the expected timing of the proposed transaction;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ROKU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)
(unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,518,753	$1,587,068
Short-term investments	201,816	730,213
Accounts receivable, net of allowances of $61,976 and $80,448 as of September 30, 2026 and December 31, 2025, respectively	887,822	879,871
Inventories	169,776	114,642
Prepaid expenses and other current assets	173,374	89,716
Total current assets	3,951,541	3,401,510
Property and equipment, net	143,213	173,577
Operating lease right-of-use assets	222,564	260,341
Content assets, net	181,041	167,908
Intangible assets, net	38,932	50,207
Goodwill	309,406	309,406
Other non-current assets	77,375	70,534
Total Assets	$4,924,072	$4,433,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$349,178	$158,640
Accrued liabilities	993,574	957,983
Deferred revenue, current portion	118,758	120,912
Total current liabilities	1,461,510	1,237,535
Deferred revenue, non-current portion	26,018	28,848
Operating lease liability, non-current portion	317,968	435,899
Other long-term liabilities	83,274	73,256
Total Liabilities	1,888,770	1,775,538
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.0001 par value	15	15
Additional paid-in capital	4,254,388	4,145,485
Accumulated other comprehensive income (loss)	(1,060)	1,039
Accumulated deficit	(1,218,041)	(1,488,594)
Total stockholders’ equity	3,035,302	2,657,945
Total Liabilities and Stockholders’ Equity	$4,924,072	$4,433,483
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net revenue:
Platform:
Advertising	$727,416	$591,243	$2,012,937	$1,613,119
Subscriptions	580,909	473,401	1,647,587	1,307,813
Total Platform	1,308,325	1,064,644	3,660,524	2,920,932
Devices	193,697	145,994	445,067	421,416
Total net revenue	1,502,022	1,210,638	4,105,591	3,342,348
Cost of revenue:
Platform:
Advertising	268,024	245,736	762,538	695,565
Subscriptions	343,180	271,133	970,028	715,605
Total Platform	611,204	516,869	1,732,566	1,411,170
Devices	242,294	168,870	485,869	463,576
Total cost of revenue	853,498	685,739	2,218,435	1,874,746
Gross profit (loss):
Platform:
Advertising	459,392	345,507	1,250,399	917,554
Subscriptions	237,729	202,268	677,559	592,208
Total Platform	697,121	547,775	1,927,958	1,509,762
Devices	(48,597)	(22,876)	(40,802)	(42,160)
Total gross profit	648,524	524,899	1,887,156	1,467,602
Operating expenses:
Research and development	186,865	182,235	556,037	544,831
Sales and marketing	190,878	242,077	635,322	709,026
General and administrative	106,693	91,121	333,762	285,342
Total operating expenses	484,436	515,433	1,525,121	1,539,199
Income (loss) from operations	164,088	9,466	362,035	(71,597)
Other income, net:
Interest expense	(593)	(455)	(1,692)	(1,348)
Other income, net	23,867	29,019	85,055	75,134
Total other income, net	23,274	28,564	83,363	73,786
Income before income taxes	187,362	38,030	445,398	2,189
Income tax expense (benefit)	4,023	13,218	12,143	(5,695)
Net income	$183,339	$24,812	$433,255	$7,884

Net income per share — basic	$1.23	$0.17	$2.93	$0.05
Net income per share — diluted	$1.20	$0.16	$2.85	$0.05

Weighted-average common shares outstanding — basic	148,646	147,466	148,047	146,855
Weighted-average common shares outstanding — diluted	152,636	151,580	151,856	150,449
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$183,339	$24,812	$433,255	$7,884
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(636)	(120)	(2,099)	3,051
Comprehensive income	$182,703	$24,692	$431,156	$10,935
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2026	Shares	Amount
Balance—June 30, 2026	148,393	$15	$4,225,241	$(424)	$(1,401,380)	$2,823,452
Issuance of common stock pursuant to equity incentive plans	1,042	—	6,633	—	—	6,633
Stock-based compensation expense	—	—	79,291	—	—	79,291
Shares withheld for taxes related to net share settlement of equity awards	(365)	—	(56,777)	—	—	(56,777)
Foreign currency translation adjustment	—	—	—	(636)	—	(636)
Net income	—	—	—	—	183,339	183,339
Balance—September 30, 2026	149,070	$15	$4,254,388	$(1,060)	$(1,218,041)	$3,035,302

Nine Months Ended September 30, 2026
Balance—December 31, 2025	147,850	$15	$4,145,485	$1,039	$(1,488,594)	$2,657,945
Issuance of common stock pursuant to equity incentive plans	4,119	—	43,219	—	—	43,219
Stock-based compensation expense	—	—	233,294	—	—	233,294
Shares withheld for taxes related to net share settlement of equity awards	(1,350)	—	(167,610)	—	—	(167,610)
Repurchases and retirement of common stock	(1,549)	—	—	—	(162,702)	(162,702)
Foreign currency translation adjustment	—	—	—	(2,099)	—	(2,099)
Net income	—	—	—	—	433,255	433,255
Balance—September 30, 2026	149,070	$15	$4,254,388	$(1,060)	$(1,218,041)	$3,035,302

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2025	Shares	Amount
Balance—June 30, 2025	147,331	$15	$4,033,004	$1,434	$(1,443,901)	$2,590,552
Issuance of common stock pursuant to equity incentive plans	1,443	—	15,374	—	—	15,374
Stock-based compensation expense	—	—	88,031	—	—	88,031
Shares withheld for taxes related to net share settlement of equity awards	(455)	—	(43,563)	—	—	(43,563)
Repurchases and retirement of common stock	(568)	—	—	—	(50,000)	(50,000)
Foreign currency translation adjustment	—	—	—	(120)	—	(120)
Net income	—	—	—	—	24,812	24,812
Balance—September 30, 2025	147,751	$15	$4,092,846	$1,314	$(1,469,089)	$2,625,086

Nine Months Ended September 30, 2025
Balance—December 31, 2024	145,910	$15	$3,921,432	$(1,737)	$(1,426,973)	$2,492,737
Issuance of common stock pursuant to equity incentive plans	3,795	—	18,320	—	—	18,320
Stock-based compensation expense	—	—	268,165	—	—	268,165
Shares withheld for taxes related to net share settlement of equity awards	(1,386)	—	(115,071)	—	—	(115,071)
Repurchases and retirement of common stock	(568)	—	—	—	(50,000)	(50,000)
Foreign currency translation adjustment	—	—	—	3,051	—	3,051
Net income	—	—	—	—	7,884	7,884
Balance—September 30, 2025	147,751	$15	$4,092,846	$1,314	$(1,469,089)	$2,625,086
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$433,255	$7,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,237	51,514
Stock-based compensation expense	233,294	268,165
Amortization of right-of-use assets	36,974	36,231
Amortization and write-off of content assets	170,453	153,608
Foreign currency remeasurement losses	1,876	196
Change in fair value of strategic investment in convertible promissory notes	—	324
Impairment (gain) on lease terminations	(17,409)	2,870
Provision for credit losses	2,625	2,252
Other items, net	(7,171)	(558)
Changes in operating assets and liabilities:
Accounts receivable	(11,195)	71,033
Inventories	(55,134)	17,589
Prepaid expenses and other current assets	(70,060)	(1,041)
Content assets and liabilities, net	(169,407)	(123,461)
Other non-current assets	(14,166)	6,859
Accounts payable	191,131	(120,826)
Accrued liabilities	37,077	75,615
Operating lease liabilities	(101,905)	(60,338)
Other long-term liabilities	1,725	(7,456)
Deferred revenue	(4,984)	(4,392)
Net cash provided by operating activities	703,216	376,068
Cash flows from investing activities:
Purchases of property and equipment	(8,320)	(4,189)
Purchase of business, net of cash acquired	—	(95,090)
Sale (Purchase) of strategic investment	18,399	(7,000)
Purchases of short-term investments	(425,000)	(725,000)
Sales and maturities of short-term investments	950,000	—
Repayments of convertible promissory notes	—	10,000
Net cash provided by (used in) investing activities	535,079	(821,279)
Cash flows from financing activities:
Proceeds from equity issued under incentive plans	43,219	18,320
Taxes paid related to net share settlement of equity awards	(167,610)	(115,071)
Repurchases of common stock	(162,702)	(50,000)
Payment of contingent consideration	(15,210)	—
Other	(236)	—
Net cash used in financing activities	(302,539)	(146,751)
Net increase (decrease) in cash and cash equivalents	935,756	(591,962)
Effect of exchange rate changes on cash and cash equivalents	(4,071)	6,814
Cash and cash equivalents — beginning of period	1,587,068	2,160,639
Cash and cash equivalents — end of period	$2,518,753	$1,575,491
See accompanying Notes to Condensed Consolidated Financial Statements

ROKU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,224	$693
Cash paid for (refunded from) income taxes, net	$(33)	$12,523
Supplemental disclosures of non-cash investing and financing activities:
Non-cash contingent consideration for business combination	$—	$65,815
Unpaid portion of property and equipment purchases	$435	$71
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
Proposed Transaction with Fox Corporation
On June 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Fox Corporation (“Fox”), and two wholly owned subsidiaries of Fox, Falcon Merger Sub 1, Inc. and Falcon Merger Sub 2, LLC. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving as a wholly owned subsidiary of Fox, and immediately thereafter and as the second step in a single integrated transaction, the Company will merge with and into Merger Sub 2, with Merger Sub 2 surviving as a wholly owned subsidiary of Fox (collectively, the “Mergers”). Capitalized terms used but not defined herein have the meanings specified in the Merger Agreement.
At the effective time of the First Merger (the “Effective Time”), each share of Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, of the Company (together, “Company common stock”), outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Company common stock owned by stockholders of the Company who have properly exercised appraisal rights in accordance with Section 262 of the Delaware General Corporation Law (“Dissenting Shares”)) will be converted into the right to receive (i) 0.9693 (the “Exchange Ratio”) of a share of Class A common stock, par value $0.01 per share, of Fox (“Fox Class A common stock”), without interest, and (ii) $96.00 in cash (the “Per Share Cash Amount”), without interest, subject to applicable withholding taxes (clauses (i) and (ii), collectively, the “Merger Consideration”). Pursuant to the Merger Agreement, the Exchange Ratio will be increased and the Per Share Cash Amount correspondingly decreased if and to the extent necessary to account for any Dissenting Shares, such that the aggregate value (as determined in accordance with the Merger Agreement) of the stock portion of the Merger Consideration is equal to 40% of the aggregate value of the Merger Consideration (including, for such purpose, the aggregate value of the Merger Consideration that would have been payable in respect of any Dissenting Shares), as calculated pursuant to the Merger Agreement. No fractional shares of Fox Class A common stock will be issued to the Company’s stockholders in connection with the Mergers, but instead a whole number of shares of Fox Class A common stock equal to the sum of all fractional shares of Fox Class A common stock that would have been issued in connection with the Mergers will be issued to the exchange agent and sold on behalf of the Company’s stockholders, and the Company’s stockholders will receive cash in lieu of any fractional shares of Fox Class A common stock.
If the Mergers are consummated, the Company’s Class A common stock will be delisted from The Nasdaq Global Select Market and deregistered under the Exchange Act. It is anticipated that, based on the Exchange Ratio, former Company stockholders will own approximately 27% of the combined company on a pro forma basis upon the completion of the Mergers.
Completion of the Mergers is subject to certain closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and the satisfaction of other customary closing conditions.

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
The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full year or any future periods.
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
Inventories
The Company’s inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Provisions are made if the cost of the inventories exceeds their net realizable value. The Company evaluates inventory levels for excess and obsolete products, based on its assessment of future demand and market conditions. The Company recognized inventory provisions charged to the Cost of revenue, devices, of $41.1 million and $17.0 million for the three months ended September 30, 2026 and 2025, respectively, and $81.9 million and $27.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the ending inventory reserve was $36.9 million and $29.3 million, respectively.

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
3. REVENUE
The Company’s disaggregated revenue is represented by the three reportable segments discussed in Note 16.
The contract balances include the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accounts receivable, net	$887,822	$879,871
Contract assets (included in Prepaid expenses and other current assets)	2,999	995
Deferred revenue:
Deferred revenue, current portion	118,758	120,912
Deferred revenue, non-current portion	26,018	28,848
Total deferred revenue	$144,776	$149,760
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are created when invoicing occurs subsequent to revenue recognition. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. The Company’s contract assets are current in nature and are included in Prepaid expenses and other current assets. Contract assets increased by $2.0 million during the nine months ended September 30, 2026 due to the timing of billing to customers.
Deferred revenue reflects consideration invoiced prior to the completion of performance obligations and revenue recognition. Deferred revenue decreased by $5.0 million during the nine months ended September 30, 2026 primarily due to timing of fulfillment of performance obligations related to advertising arrangements.
Revenue recognized during the three and nine months ended September 30, 2026 from amounts included in total deferred revenue as of December 31, 2025 was $32.5 million and $110.8 million, respectively. Revenue recognized during the three and nine months ended September 30, 2025 from amounts included in total deferred revenue as of December 31, 2024 was $13.9 million and $74.1 million, respectively.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations exclude contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $479.8 million as of September 30, 2026, of which the Company expects to recognize approximately 56% over the next 12 months and the remainder thereafter.
Revenue recognized from performance obligations that were satisfied in previous periods due to changes in the estimated transaction price of the Company’s revenue contracts was not significant during the three and nine months ended September 30, 2026 and 2025.

Customer J accounted for 11% of total net revenue during the three and nine months ended September 30, 2026 and 2025, which was primarily attributable to the Advertising segment.
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

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of purchase consideration in a business combination over the fair value of tangible and intangible assets acquired net of the liabilities assumed. As of September 30, 2026 and December 31, 2025, the Company has $188.8 million of goodwill related to the Advertising segment and $120.6 million of goodwill related to the Subscriptions segment.
Intangible Assets
The following tables summarize the Company’s intangible assets for the periods presented (in thousands, except years):

	As of September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(72,476)	$891	5.9
Customer relationships	46,100	(29,114)	16,986	6.3
Tradename	34,400	(15,432)	18,968	7.9
Patents	4,076	(1,989)	2,087	14.0
Total Intangible assets	$157,943	$(119,011)	$38,932	6.7

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Lives (in years)
Developed technology	$73,367	$(71,138)	$2,229	5.9
Customer relationships	46,100	(22,995)	23,105	6.3
Tradename	34,400	(11,832)	22,568	7.9
Patents	4,076	(1,771)	2,305	14.0
Total Intangible assets	$157,943	$(107,736)	$50,207	6.7
The Company amortizes the fair value of intangible assets over their estimated useful lives in proportion to the economic benefits received. Amortization expense related to intangible assets was approximately $3.6 million and $8.0 million for the three months ended September 30, 2026 and 2025, respectively, and $11.3 million and $17.0 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company recorded amortization of developed technology in Cost of revenue, advertising, recorded amortization of customer relationships and tradename in Sales and marketing expenses, and recorded amortization of patents in General and administrative expenses in the condensed consolidated statements of operations for all periods presented.
As of September 30, 2026, the estimated future amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2026 (remaining 3 months)	$3,423
2027	10,507
2028	8,419
2029	7,257
2030	4,884
Thereafter	4,442
Total	$38,932
6. BALANCE SHEET COMPONENTS
Accounts Receivable, net: Accounts receivable, net consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accounts receivable, gross	$949,798	$960,319
Less: Allowances
Allowance for sales returns	3,758	4,539
Allowance for sales incentives	53,780	70,839
Allowance for credit losses	4,330	3,073
Other allowances	108	1,997
Total allowances	61,976	80,448
Accounts receivable, net	$887,822	$879,871
Customers J and B accounted for 12% and 11%, respectively, of the Company’s accounts receivable, net balance as of September 30, 2026, and each accounted for 11% of the Company’s accounts receivable, net balance as of December 31, 2025.
Property and Equipment, net: Property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Computers and equipment	$51,255	$51,699
Leasehold improvements	286,140	284,748
Internal-use software	5,904	5,904
Office equipment and furniture	35,789	36,075
Property and equipment, gross	379,088	378,426
Less: Accumulated depreciation and amortization	(235,875)	(204,849)
Property and equipment, net	$143,213	$173,577
Depreciation and amortization expense for property and equipment assets was approximately $10.7 million and $11.5 million for the three months ended September 30, 2026 and 2025, respectively, and $35.0 million and $34.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Impairment charges for property and equipment assets were $2.7 million during the three and nine months ended September 30, 2026. See Note 10 for details. There were no property and equipment impairment charges during the three and nine months ended September 30, 2025.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Revenue share payable	$304,285	$311,488
Accrued cost of revenue	183,660	173,171
Marketing, retail, and merchandising expenses	91,564	95,887
Operating lease liability, current	82,511	87,425
Inventory received not billed	45,279	20,533
Accrued legal and licensing expenses	31,119	68,843
Content liability, current	66,006	42,158
Contingent consideration, current	33,944	28,110
Other accrued expenses	155,206	130,368
Total Accrued liabilities	$993,574	$957,983
Other Long-term Liabilities: Other Long-term liabilities consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Content liability, non-current	$8,022	$5,078
Contingent consideration, non-current	21,363	40,006
Other long-term liabilities	53,889	28,172
Total Other long-term liabilities	$83,274	$73,256
7. CONTENT ASSETS
Content assets, net consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Licensed content, net and advances	$132,657	$95,017
Produced content:
Released, less amortization	53,342	57,808
Completed, not released	4,032	9,109
In production	5,689	8,039
Total produced content, net	63,063	74,956
Total Content assets, net and advances	$195,720	$169,973

Current portion (included in Prepaid expenses and other current assets)	$14,679	$2,065
Non-current portion	$181,041	$167,908
Amortization of content assets is primarily included in Cost of revenue, advertising in the condensed consolidated statements of operations and is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Licensed content	$58,535	$39,590	$138,345	$119,768
Produced content	10,245	10,240	29,415	31,065
Total amortization costs	$68,780	$49,830	$167,760	$150,833

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
Investment in Preferred Stock
In September 2024, the Company invested $20.0 million in cash in exchange for preferred stock in a privately-held company. The Company elected to apply the measurement alternative for equity securities without readily determinable fair values as there are no quoted market prices for the preferred stock. The investment is measured at cost and adjusted to fair value when there is an observable price change from orderly transactions of identical or similar investments, and assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no adjustments recognized in the three and nine months ended September 30, 2026. As of September 30, 2026, the carrying value of the investment was $20.0 million, and is included within Other non-current assets on the condensed consolidated balance sheets.
9. FAIR VALUE DISCLOSURE
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,408,753	$1,408,753	$—	$—
Money market funds	1,110,000	1,110,000	—	—
Short-term investments:
Time deposits	201,816	—	201,816	—
Total assets measured and recorded at fair value	$2,720,569	$2,518,753	$201,816	$—
Liabilities:
Accrued liabilities:
Contingent consideration	$33,944	$—	$—	$33,944
Other long-term liabilities:
Contingent consideration	21,363	—	—	21,363
Total liabilities measured and recorded at fair value	$55,307	$—	$—	$55,307

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,007,068	$1,007,068	$—	$—
Money market funds	580,000	580,000	—	—
Short-term investments:
Time deposits	730,213	—	730,213	—
Total assets measured and recorded at fair value	$2,317,281	$1,587,068	$730,213	$—
Liabilities:
Accrued liabilities:
Contingent consideration	$28,110	$—	$—	$28,110
Other long-term liabilities:
Contingent consideration	40,006	—	—	40,006
Total liabilities measured and recorded at fair value	$68,116	$—	$—	$68,116
The following table reflects the changes in the fair value of the contingent consideration measured using Level 3 inputs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$54,235	$66,306	$68,116	$—
Acquisition Date fair value	—	—	—	65,815
Change in estimated fair value	1,072	903	3,591	1,394
Payment	—	—	(16,400)	—
Ending balance	$55,307	$67,209	$55,307	$67,209
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
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means. Financial assets measured using Level 2 inputs include time deposits as of September 30, 2026 and December 31, 2025.
Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The Company measured its strategic investment in convertible promissory notes using Level 3 inputs. The fair value of the strategic investment in convertible promissory notes on the date of purchase was determined to be equal to its principal amount. The Company recorded an unrealized gain of $2.8 million and an unrealized loss of $0.3 million in Other income, net related to the change in the fair value of the strategic investment in convertible promissory notes for the three and nine months ended September 30, 2025, respectively.

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

10. LEASES
The Company has entered into operating leases primarily for office real estate. The leases have remaining terms ranging from less than one year to seven years and may include options to extend or terminate the lease. The depreciable life of operating lease right-of-use assets is limited by the expected lease term.
The components of lease expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease expense	$17,254	$18,364	$52,404	$54,584
Variable lease expense	6,595	6,944	19,604	19,026
Sublease income	(5,994)	(6,200)	(18,368)	(17,302)
Total operating lease expense	$17,855	$19,108	$53,640	$56,308
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases (1)	$50,637	$27,462	$116,138	$77,749
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,812	$53	$9,908	$7,927
Decrease in operating lease right-of-use assets due to impairment	$5,394	$—	$10,314	$2,870
(1) Includes any termination payments associated with lease exits.
During the three months ended September 30, 2026, the Company terminated a portion of a previously impaired corporate office lease and recorded an impairment credit of $22.3 million within operating expense on the condensed consolidated statements of operations and comprehensive income. This credit was comprised of a $56.6 million removal of the remaining lease liability, partially offset by $5.4 million of additional right-of-use asset impairment charges, $2.7 million of property and equipment impairment charges, and $26.2 million of termination fees and other charges. There were no right-of-use asset impairment charges during the three months ended September 30, 2025.
The Company recorded operating lease right-of-use asset impairment charges of $10.3 million and $2.9 million related to the ceased use of certain of its corporate facilities during the nine months ended September 30, 2026, and 2025, respectively.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of
	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$222,564	$260,341

Operating lease liability, current (included in Accrued liabilities)	82,511	87,425
Operating lease liability, non-current	317,968	435,899
Total operating lease liability	$400,479	$523,324

Weighted-average remaining term for operating leases (in years)	5.22	6.11
Weighted-average discount rate for operating leases	4.06%	3.99%

Future lease payments under operating leases as of September 30, 2026 are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2026 (remaining 3 months)	$23,871
2027	95,521
2028	91,359
2029	86,680
2030	65,020
Thereafter	82,659
Total future lease payments	445,110
Less: imputed interest	(42,032)
Less: expected tenant improvement allowance	(2,599)
Total	$400,479
(1) Non-cancelable sublease proceeds for the fiscal years ending December 31, 2026 (remaining 3 months), 2027, 2028, and 2029 of $4.1 million, $16.7 million, $16.7 million, and $10.6 million, respectively, are not included in the table above.
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
The Company had outstanding letters of credit secured by the Credit Agreement of $32.2 million as of September 30, 2026. As of September 30, 2026, the Company had not borrowed against the Credit Agreement, and the Company was in compliance with all of the covenants of the Credit Agreement.

12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 10 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors (the “Board”) at the time of issuance of such shares. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.
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
The following table summarizes the share repurchase activity under the Company’s stock repurchase program during the nine months ended September 30, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Per Share	Amount
First Quarter 2026	1,014,873	$98.53	$100,000
Second Quarter 2026	534,004	$117.42	$62,702
Total	1,548,877	$105.05	$162,702
Common Stock Reserved for Issuance
As of September 30, 2026, the Company’s common stock reserved for issuance in the future is as follows (in thousands):

Common stock awards granted under equity incentive plans	9,186
Common stock awards available for issuance under the 2017 Employee Stock Purchase Plan *	5,089
Common stock awards available for issuance under the 2017 Amended and Restated Equity Incentive Plan	38,506
Total reserved shares of common stock	52,781
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
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2026 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of December 31, 2025	6,329	$75.70
Awarded	2,259	151.08
Released	(3,123)	74.79
Forfeited	(399)	80.95
Balance as of September 30, 2026	5,066	$109.46
As of September 30, 2026, the Company had $510.5 million of unrecognized stock-based compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.9 years.
Stock Options
Stock option activity for the nine months ended September 30, 2026 is as follows (in thousands, except per share data and years):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	5,100	$82.85	6
Granted	19	121.05
Exercised	(996)	43.40
Forfeited and expired	(3)	75.32
Balance as of September 30, 2026	4,120	$92.56	5.6	$291,346

Options exercisable as of September 30, 2026	3,638	$95.28	5.3	$252,632
As of September 30, 2026, the Company had $18.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock-based Compensation
The Company measures the cost of employee services received in exchange for an equity award based on the grant date fair value of the award. Stock options granted to employees generally vest over one to four years and have a term of ten years. Restricted stock units generally vest over one to four years.
The following table presents the total stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of revenue, platform	$214	$247	$616	$972
Cost of revenue, devices	—	75	—	183
Research and development	27,464	34,496	83,964	103,315
Sales and marketing	29,022	31,921	83,753	97,193
General and administrative	22,591	21,292	64,961	66,502
Total stock-based compensation	$79,291	$88,031	$233,294	$268,165
13. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has purchase commitments with various parties to purchase products and services such as licensed intellectual property and content, manufacturing supplier agreements, and data center capacity and other goods and services.
The following table presents details of the aggregate future purchase commitments as of September 30, 2026 (in thousands):

		Years Ended December 31,
	Total	Remaining 2026	2027	2028	2029	2030	Thereafter
Content	$184,894	$37,351	$108,876	$32,762	$4,774	$850	$281
Manufacturing	391,124	391,124	—	—	—	—	—
Other obligations	295,094	26,375	193,210	61,766	13,668	75	—
Total commitments	$871,112	$454,850	$302,086	$94,528	$18,442	$925	$281
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
The Company is, and may become, subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations in the ordinary course of business, relating to commercial, contract, consumer protection, privacy, data protection, intellectual property, tax, employment, corporate governance, and other matters. Although the results of these legal proceedings, disputes, claims, and inquiries and investigations cannot be predicted with certainty, the Company does not believe that the final outcome of any matters that it is currently involved in is reasonably likely to have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, such legal proceedings, disputes, claims, and inquiries and investigations can have an adverse impact on the Company because of legal fees, other litigation costs, and settlement costs, diversion of management resources, reputational harm, and other factors. During the three and nine months ended September 30, 2026 and 2025, the Company did not have any loss contingencies that were material.

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
14. INCOME TAXES
Income tax expense was $4.0 million and $13.2 million for the three months ended September 30, 2026 and 2025, respectively. Income tax expense was $12.1 million and income tax benefit was $5.7 million for the nine months ended September 30, 2026 and 2025, respectively.
The decrease in income tax expense for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily attributable to a cumulative estimated annual effective rate adjustment recorded in the third quarter of 2025 following the enactment of the One Big Beautiful Bill Act. The increase in income tax expense for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to higher pre-tax book income.
A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. As of September 30, 2026, the Company has a full valuation allowance against its net deferred tax assets in the United States. Given the Company's current and anticipated future earnings, the Company believes that there is a reasonable possibility that the valuation allowance against these net deferred tax assets may be reversed within the next twelve months. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that the Company actually achieves.
15. NET INCOME PER SHARE
The Company’s basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period. The Company uses the two-class method to calculate net income per share. Except with respect to certain voting, conversion, and transfer rights and as otherwise expressly provided in the Company’s amended and restated certificate of incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects as to all matters. Accordingly, basic and diluted net income per share are the same for both classes.
For purposes of the calculation of diluted net income per share, options to purchase common stock and restricted stock units are considered common stock equivalents. Dilutive shares of common stock are determined by applying the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income	$183,339	$24,812	$433,255	$7,884
Denominator:
Basic net income per share:
Weighted-average common shares outstanding — basic	148,646	147,466	148,047	146,855
Dilutive effect of common stock equivalents	3,990	4,114	3,809	3,594
Weighted-average common shares outstanding — diluted	152,636	151,580	151,856	150,449

Net income per share — basic	$1.23	$0.17	$2.93	$0.05
Net income per share — diluted	$1.20	$0.16	$2.85	$0.05
Common stock equivalents (comprised of stock options and restricted stock units) excluded from the calculation of diluted net income per share because of their anti-dilutive effect were 2.0 million and 1.6 million for the three months ended September 30, 2026 and 2025, respectively, and 1.5 million and 2.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The following table presents financial information for each of the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Advertising
Net revenue	$727,416	$591,243	$2,012,937	$1,613,119
Cost of revenue	268,024	245,736	762,538	695,565
Gross profit	459,392	345,507	1,250,399	917,554
Subscriptions
Net revenue	580,909	473,401	1,647,587	1,307,813
Cost of revenue	343,180	271,133	970,028	715,605
Gross profit	237,729	202,268	677,559	592,208
Devices
Net revenue	193,697	145,994	445,067	421,416
Cost of revenue	242,294	168,870	485,869	463,576
Gross profit (loss)	(48,597)	(22,876)	(40,802)	(42,160)
Total
Net revenue	1,502,022	1,210,638	4,105,591	3,342,348
Cost of revenue	853,498	685,739	2,218,435	1,874,746
Gross profit	$648,524	$524,899	$1,887,156	$1,467,602

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
We streamed 39.9 billion and 36.5 billion hours during the three months ended September 30, 2026 and 2025, respectively, reflecting an increase of 9%.
Platform Revenue
We use Platform revenue as a primary metric to measure the performance of our business because it represents our ability to successfully monetize our platform. Platform revenue includes revenue from both our Advertising and Subscriptions segments and its growth is one of our strategic priorities. Platform revenue was $1,308.3 million and $1,064.6 million for the three months ended September 30, 2026 and 2025, respectively.

Adjusted EBITDA (Non-GAAP Measure)
We use Adjusted EBITDA as a primary metric to measure the performance of our business because it represents our ability to successfully manage profitability. Our goal is to grow Adjusted EBITDA over time, driving continued growth in stockholder value.
Adjusted EBITDA is a non-GAAP financial measure. The Adjusted EBITDA reconciliation excludes total other income, net, stock-based compensation expense, depreciation and amortization, restructuring charges, merger-related costs, and income tax expense (benefit) from the net income of the period. We believe Adjusted EBITDA is useful as a supplement in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. However, this non-GAAP financial measure has limitations, and should not be considered in isolation or as a substitute for our GAAP financial information, such as GAAP net income. In addition, Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$183,339	$24,812	$433,255	$7,884
Total other income, net	(23,274)	(28,564)	(83,363)	(73,786)
Stock-based compensation	79,291	88,031	233,294	268,165
Depreciation and amortization	14,204	19,441	46,237	51,514
Restructuring charges (1)	(22,329)	—	(22,329)	3,064
Merger-related costs (2)	13,575	—	32,294	—
Income tax expense (benefit)	4,023	13,218	12,143	(5,695)
Adjusted EBITDA	$248,829	$116,938	$651,531	$251,146
(1) Restructuring charges for the three and nine months ended September 30, 2026 include a credit of $22.3 million for terminating a portion of a corporate lease that was previously impaired in prior year restructuring efforts. See Note 10 for further details.
(2) The merger-related costs for the three and nine months ended September 30, 2026 were related to our proposed transaction with Fox. Refer to Note 1 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
Our Free Cash Flow was $795.7 million and $443.0 million for the TTM periods ended September 30, 2026 and 2025, respectively.
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

The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP financial measure for each of the periods indicated (in thousands):

	Trailing Twelve Months Ended
	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$810,866	$455,360
Less: Purchases of property and equipment	(9,411)	(6,647)
Add/(Less): Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,706)	(5,706)
Free cash flow (TTM)	$795,749	$443,007
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
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists primarily of income tax expense in certain foreign jurisdictions where we conduct business and income tax expense (benefit) in the United States. We have a full valuation allowance against net deferred tax assets in the United States as of September 30, 2026. Given our current and anticipated future earnings, we believe that there is a reasonable possibility that the valuation allowance against these net deferred tax assets may be reversed within the next twelve months. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that the Company actually achieves.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net revenue:
Platform:
Advertising	48%	49%	49%	48%
Subscriptions	39%	39%	40%	39%
Total Platform	87%	88%	89%	87%
Devices	13%	12%	11%	13%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Platform:
Advertising	18%	20%	19%	21%
Subscriptions	23%	23%	23%	21%
Total Platform	41%	43%	42%	42%
Devices	16%	14%	12%	14%
Total cost of revenue	57%	57%	54%	56%
Gross profit (loss):
Platform:
Advertising	30%	29%	30%	27%
Subscriptions	16%	16%	17%	18%
Total Platform	46%	45%	47%	45%
Devices	(3)%	(2)%	(1)%	(1)%
Total gross profit	43%	43%	46%	44%
Operating expenses:
Research and development	12%	15%	14%	16%
Sales and marketing	13%	20%	15%	21%
General and administrative	7%	8%	8%	9%
Total operating expenses	32%	43%	37%	46%
Income (loss) from operations	11%	—%	9%	(2)%
Other income, net:
Interest expense	—%	—%	—%	—%
Other income, net	1%	2%	2%	2%
Total other income, net	1%	2%	2%	2%
Income before income taxes	12%	2%	11%	—%
Income tax expense (benefit)	—%	1%	—%	—%
Net income	12%	1%	11%	—%

Comparison of the Three and Nine Months Ended September 30, 2026 and September 30, 2025
Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	Change $	Change %	September 30, 2026	September 30, 2025	Change $	Change %
(in thousands, except percentages)
Platform:
Advertising	$727,416	$591,243	$136,173	23%	$2,012,937	$1,613,119	$399,818	25%
Subscriptions	580,909	473,401	107,508	23%	1,647,587	1,307,813	339,774	26%
Total Platform	1,308,325	1,064,644	243,681	23%	3,660,524	2,920,932	739,592	25%
Devices	193,697	145,994	47,703	33%	445,067	421,416	23,651	6%
Total net revenue	$1,502,022	$1,210,638	$291,384	24%	$4,105,591	$3,342,348	$763,243	23%
Advertising
Advertising revenue increased by $136.2 million, or 23%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to an increase in video ad impressions delivered. Video impressions increased by 33%, driven by higher user engagement and growth in streaming hours on our platform. This increase was partially offset by a decrease in the average price per impression of 7%, which was driven by changes in product and country mix.
Advertising revenue increased by $399.8 million, or 25%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to an increase in video ad impressions delivered. Video impressions increased by 42%, driven by higher user engagement and growth in streaming hours on our platform. This increase was partially offset by a decrease in the average price per impression of 11%, which was driven by changes in product and country mix.
Subscriptions
Subscriptions revenue increased by $107.5 million, or 23%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a 7% increase in the number of subscriptions and a 27% increase in the average price per subscription. Additionally, the 23% growth was driven in part by the expansion of our owned and operated subscription services, including Howdy, launched in August 2025.
Subscriptions revenue increased by $339.8 million, or 26%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a 10% increase in the number of subscriptions and a 26% increase in the average price per subscription. Additionally, the 26% overall growth was driven in part by the expansion of our owned and operated subscription services, including Frndly TV, acquired in May 2025, and Howdy, launched in August 2025.
Devices
Devices revenue increased by $47.7 million, or 33%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The volume of all devices shipped decreased by 21% driven by lower sales of streaming players, while the average selling price of all devices shipped increased 71%, due to higher sales of Roku-made TVs in the comparable periods.
Devices revenue increased by $23.7 million, or 6%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The volume of all devices shipped decreased by 22% driven by lower sales of streaming players, while the average selling price of all devices shipped increased 34%, due to higher sales of Roku-made TVs in the comparable periods.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	Change $	Change %	September 30, 2026	September 30, 2025	Change $	Change %
(in thousands, except percentages)
Cost of revenue:
Platform:
Advertising	$268,024	$245,736	$22,288	9%	$762,538	$695,565	$66,973	10%
Subscriptions	343,180	271,133	72,047	27%	970,028	715,605	254,423	36%
Total Platform	611,204	516,869	94,335	18%	1,732,566	1,411,170	321,396	23%
Devices	242,294	168,870	73,424	43%	485,869	463,576	22,293	5%
Total cost of revenue	$853,498	$685,739	$167,759	24%	$2,218,435	$1,874,746	$343,689	18%
Gross profit (loss):
Platform:
Advertising	$459,392	$345,507	$113,885	33%	$1,250,399	$917,554	$332,845	36%
Subscriptions	237,729	202,268	35,461	18%	677,559	592,208	85,351	14%
Total Platform	697,121	547,775	149,346	27%	1,927,958	1,509,762	418,196	28%
Devices	(48,597)	(22,876)	(25,721)	nm	(40,802)	(42,160)	1,358	(3)%
Total gross profit	$648,524	$524,899	$123,625	24%	$1,887,156	$1,467,602	$419,554	29%
Advertising
Cost of revenue, advertising increased by $22.3 million, or 9%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily driven by a $17.8 million increase in the costs of acquiring and delivering licensed content for TRC due to an increase in user engagement and video ad impressions delivered, and an $8.8 million increase in content amortization.
Cost of revenue, advertising increased by $67.0 million, or 10%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily driven by a $79.3 million increase in the costs of acquiring and delivering licensed content for TRC due to an increase in user engagement and video ad impressions delivered, partially offset by a $7.0 million decrease in intangible amortization and a $5.3 million decrease in content amortization.
Subscriptions
Cost of revenue, subscriptions increased by $72.0 million, or 27%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily driven by higher licensing and content costs. The increase in licensing and content costs includes amounts related to Howdy, launched in August 2025.
Cost of revenue, subscriptions increased by $254.4 million, or 36%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by higher licensing and content costs. The increase in licensing and content costs includes amounts related to Frndly TV, acquired in May 2025, and Howdy, launched in August 2025.
Devices
Cost of revenue, devices increased by $73.4 million, or 43%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 due to higher manufacturing costs.
Cost of revenue, devices increased by $22.3 million, or 5%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was driven by higher manufacturing costs of $46.5 million and a $17.8 million increase in inventory reserves, which were partially offset by lower freight costs of $37.1 million, primarily due to an International Emergency Economic Powers Act (“IEEPA”) refund for tariff payments made in previous quarters.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	Change $	Change %	September 30, 2026	September 30, 2025	Change $	Change %
(in thousands, except percentages)
Research and development	$186,865	$182,235	$4,630	3%	$556,037	$544,831	$11,206	2%
Sales and marketing	190,878	242,077	(51,199)	(21)%	635,322	709,026	(73,704)	(10)%
General and administrative	106,693	91,121	15,572	17%	333,762	285,342	48,420	17%
Total operating expenses	$484,436	$515,433	$(30,997)	(6)%	$1,525,121	$1,539,199	$(14,078)	(1)%
Research and development
Research and development expenses increased by $4.6 million, or 3%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily driven by higher cloud hosting and consulting expenses of $9.8 million, partially offset by lower personnel expenses of $5.4 million due to decreases in stock-based compensation expense.
Research and development expenses increased by $11.2 million, or 2%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was driven by higher cloud hosting and consulting expenses of $19.4 million and higher facilities and IT expenses of $6.1 million, partially offset by lower personnel expenses of $12.5 million due to decreases in stock-based compensation expense.
Sales and marketing
Sales and marketing expenses decreased by $51.2 million, or 21%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily driven by lower marketing expenses of $42.1 million and a $19.2 million credit related to the buyout of previously impaired floors of a corporate office. This decrease was partially offset by a $9.5 million increase in personnel expenses.
Sales and marketing expenses decreased by $73.7 million, or 10%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease was primarily driven by lower marketing expenses of $79.4 million and a $19.2 million credit related to the buyout of previously impaired floors of a corporate office. This decrease was partially offset by a $16.3 million increase in personnel expenses and a $4.4 million increase in facilities and IT expenses.
General and administrative
General and administrative expenses increased by $15.6 million, or 17%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to $13.4 million of merger-related costs incurred in connection with our proposed transaction with Fox.
General and administrative expenses increased by $48.4 million, or 17%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to $32.1 million in merger-related costs incurred in connection with our proposed transaction with Fox, a $25.4 million increase in non-income based taxes, and a $3.3 million increase in personnel costs, partially offset by a decrease in other legal and consulting expenses of $18.3 million.
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	Change $	Change %	September 30, 2026	September 30, 2025	Change $	Change %
(in thousands, except percentages)
Interest expense	$(593)	$(455)	$(138)	30%	$(1,692)	$(1,348)	$(344)	26%
Other income, net	23,867	29,019	(5,152)	(18)%	85,055	75,134	9,921	13%
Total other income, net	$23,274	$28,564	$(5,290)	(19)%	$83,363	$73,786	$9,577	13%
Total other income, net, decreased by $5.3 million, or 19%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily due to a $2.8 million unrealized gain recognized during the three months ended September 30, 2025 on our strategic investment in convertible promissory notes.
Total other income, net, increased by $9.6 million, or 13%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to a gain on the sale of strategic investments of $13.4 million.

Income Tax Expense (Benefit)

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	Change $	Change %	September 30, 2026	September 30, 2025	Change $	Change %
(in thousands, except percentages)
Income tax expense (benefit)	$4,023	$13,218	$(9,195)	(70)%	$12,143	$(5,695)	$17,838	313%
Income tax expense decreased by $9.2 million, or 70%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily attributable to a cumulative estimated annual effective rate adjustment recorded in the third quarter of 2025 following the enactment of the One Big Beautiful Bill Act.
Income tax expense increased by $17.8 million, or 313%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to higher pre-tax book income.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $2,518.8 million and short-term investments of $201.8 million. Approximately 4% of our cash was held outside the United States in accounts held by our foreign subsidiaries, which are used to fund foreign operations, and all short-term investments were held in the United States.
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

We had outstanding letters of credit secured by the Credit Agreement of $32.2 million as of September 30, 2026. As of September 30, 2026, we had not borrowed against the Credit Agreement, and we were in compliance with all of the covenants of the Credit Agreement. See Note 11 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$703,216	$376,068
Cash flows provided by (used in) investing activities	$535,079	$(821,279)
Cash flows used in financing activities	$(302,539)	$(146,751)
Cash Flows from Operating Activities
Cash provided by operating activities increased in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to net income of $433.3 million in the current year, compared to a net income of $7.9 million in the prior year.
Cash Flows from Investing Activities
Net cash provided by investing activities increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due primarily to the sales and maturities of short-term investments, net of purchases, of $525.0 million and sale of strategic investments of $18.4 million. The increase was partially offset by purchases of property and equipment of $8.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to $162.7 million in repurchases of our common stock, tax payments of $167.6 million to net settle equity awards vested during the period, and payment of contingent consideration related to the acquisition of Frndly TV of $15.2 million, partially offset by proceeds from the exercise of employee stock options of $43.2 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents and short-term investments. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We believe that an increase or decrease in interest rates of 100 basis points on our cash and cash equivalents balance would increase or decrease our interest income by approximately $25.2 million.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•the expiration or early termination of the applicable waiting period under the HSR Act; and
•the absence of any order, injunction, or law prohibiting the Mergers or litigation under certain antitrust or investment screening laws seeking such an order.
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
Upon termination of the Merger Agreement, each of us and Fox under specified circumstances will be required to pay the other party a termination fee of $866.1 million. Additionally, Fox, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or investment screening laws, or failure to receive certain required regulatory approvals of specified governmental authorities by the Termination Date, will be required to pay us a termination fee of $1.2 billion.
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
As previously announced, on September 8, 2026, we and Fox each received a request for additional information and documentary material (the “Second Request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the Mergers. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both we and FOX have substantially complied with the Second Request, unless the waiting period is terminated earlier by the DOJ, or we and FOX otherwise agree to extend the waiting period. There can be no assurance as to the timing of the DOJ’s review or that the DOJ will ultimately grant clearance for the Mergers. The pendency of the Second Request and any resulting delay in obtaining HSR Act clearance could delay the consummation of the Mergers beyond the currently anticipated timeline, increase the costs associated with completing the Mergers, or result in the imposition of conditions that could reduce the anticipated benefits of the Mergers or cause the parties to abandon the Mergers.
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
•diversion of our management’s time, resources, and attention to the Mergers rather than our own operations and other opportunities that could have been beneficial to us; and
•the requirement that we pay a termination fee of $866.1 million to Fox if the Merger Agreement is terminated under certain circumstances.
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
Because the stock-based consideration our stockholders will receive in connection with the Mergers will include a fixed number of shares of Fox Class A common stock, and the market price of such common stock has fluctuated and will continue to fluctuate, our stockholders cannot be certain of the value of the stock-based consideration they will receive in the Mergers. Further, with respect to the fairness of the merger consideration from a financial point of view, the separate fairness opinion our Board received from our financial advisor in connection with the signing of the Merger Agreement speaks only as of the date of the Merger Agreement and not as of any other date.*
Under the Merger Agreement, at the effective time of the Mergers, each share of our common stock (subject to certain exceptions, including shares of our common stock owned by our stockholders who have properly exercised appraisal rights in accordance with Section 262 of the Delaware General Corporation Law) issued and outstanding immediately prior to the effective time of the Mergers will be cancelled and converted into the right to receive (i) 0.9693 of a share of Fox Class A common stock (as defined and subject to adjustment as described above, the Exchange Ratio), without interest, and (ii) $96.00 in cash (as defined and subject to adjustment as described above, the Per Share Cash Amount), without interest, subject to applicable withholding taxes (as explained in Note 1 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, the Exchange Ratio and the Per Share Cash Amount are subject to adjustment in certain limited circumstances relating to Roku stockholders who properly exercise appraisal rights under Delaware law). The market value of the stock based consideration our stockholders will receive in the Mergers will therefore fluctuate with the market price of the Fox Class A common stock.
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
We depend on a small number of content partners for more than half of our Streaming Hours, and if we fail to maintain these relationships, our business could be harmed.*
Historically, a small number of content partners have accounted for a significant portion of the hours streamed on our platform. In the three months ended September 30, 2026, the top three streaming services (excluding The Roku Channel) represented more than half of all hours streamed in the period. If, for any reason, we cease distributing apps that have historically streamed a large percentage of the aggregate Streaming Hours on our platform, our Streaming Hours, user base, or Roku streaming device sales may be adversely affected, and our business may be harmed.

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
We are reliant on certain retailers or distributors. Amazon, Best Buy, Target, and Walmart in total accounted for 84% and 73% of our Devices revenue for the three months ended September 30, 2026 and 2025, respectively. Furthermore, our licensed Roku TV partners may be reliant on the same or other retailers and distributors for a significant portion of their unit sales of Roku TV models. At times, certain retailers and distributors have reduced the number of our and our licensed Roku TV partners’ products available for sale, have chosen not to prominently display those products in their stores or on their websites, or have discontinued selling those products. Such actions have in the past decreased, and may in the future decrease, the volume of our or our licensed Roku TV partners’ products sold. These risks may be exacerbated by our reliance on certain retailers or distributors, or when a major retailer in a jurisdiction commercializes televisions under brands that the retailer controls.
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
We plan to continue to introduce new products regularly, including, for example, the new Roku streaming devices and product enhancements we announced in 2026, and we have experienced that it takes time to optimize such products to function well with these offerings, technologies and systems. In addition, many of our largest content partners have the right to test and certify our new products before we can publish their apps. The certification processes can be time-consuming and introduce third-party dependencies into our product release cycles. If our content partners do not certify new products on a timely basis or require us to make changes in order to obtain certifications, our product release plans may be adversely impacted, we may not be able to offer certain products to all licensed Roku TV partners or we may not continue to offer certain apps. To continue to grow our user base and user engagement, we will need to prioritize development of Roku streaming devices to work better with new offerings, technologies, and systems. If we are unable to maintain consistent operability of Roku streaming devices that is on parity with or better than other platforms, our business could be harmed.
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
Risks Related to Operating and Growing Our Business
We have incurred operating losses in the past, may incur operating losses in the future, and may not be able to maintain profitability.*
We have incurred operating losses in the past, and we may incur operating losses in the future. Although we achieved profitability in certain quarters, we may not be able to maintain profitability in the future. As of September 30, 2026, we had an accumulated deficit of $1,218.0 million. Our operating expenses have increased in the past and may increase again in the future as we expand our operations and invest in growth and new areas. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we may not be able to maintain profitability in the future. We expect our profitability to fluctuate in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. We may also encounter unforeseen operating or legal expenses, difficulties, complications, delays, and other factors that may result in losses in future periods.
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
Our gross margins vary across our devices and platform offerings. In particular, gross margins on our streaming devices vary across models and can change over time as a result of product transitions, pricing and configuration changes, component costs, device returns, and other cost fluctuations (including due to the impact of tariffs or other trade restrictions). Gross margins for our segments have been negative in the past and may be negative in the future. Although our Advertising and Subscription segments had positive gross margins for the three and nine months ended September 30, 2026, our Devices gross margins were negative for the three and nine months ended September 30, 2026.
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
Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our financial condition.*
On September 16, 2024, we entered into a credit agreement (the “Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors, the lenders and issuing banks party thereto, and Citibank N.A., as administrative agent (the “Agent”), providing for (i) a five-year revolving credit facility in an aggregate principal amount of up to $300.0 million, and (ii) an uncommitted increase option of up to an additional $300.0 million exercisable upon the satisfaction of certain customary conditions. The Credit Agreement provides for a $100.0 million sub-facility for the issuance of letters of credit, and certain existing letters of credit were deemed outstanding under this facility. The Credit Agreement will mature on September 16, 2029. Proceeds from the Credit Agreement may be used for general corporate purposes, including to finance working capital requirements. As of September 30, 2026, we had not borrowed against the Credit Agreement.
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
As of September 30, 2026, we were in compliance with all of the covenants of the Credit Agreement. However, if we fail to comply with the covenants, fail to make payments as specified in the Credit Agreement, or undergo any other event of default contained in the Credit Agreement, the Agent could declare an event of default, which would give it the right to terminate the commitments to provide additional loans and declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If any future outstanding debt under the Credit Agreement is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay it, which would harm our business and financial condition.

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
Some internet, technology, and media companies, including some of our competitors, own large numbers of patents, copyrights, and trademarks, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their intellectual property rights. Such claims may be asserted regardless of their merit, and defending against them can be costly and time-consuming. As we grow and face increasing competition, the possibility of intellectual property rights claims against us will grow. Plaintiffs who have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us and may seek to challenge the validity or enforceability of our own patents and patent applications. The cost of patent litigation or other proceedings, even if resolved in our favor, has been and is expected to be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management’s attention from our other business concerns or otherwise adversely affect our business and operating results. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business, reputation, or operations, including by restricting our ability to offer certain products, services, or features.
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
Litigation may be necessary to enforce our intellectual property or proprietary rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, or diversion of management and technical resources, any of which could adversely affect our business and operating results. These proceedings may also result in injunctions or other court orders restricting our ability to market certain technologies, products, or services. If we fail to maintain, protect, and enhance our intellectual property or proprietary rights, our business may be harmed.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which has the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result of such transfers, as of September 30, 2026, Mr. Wood controls a majority of the combined voting power of our Class A and Class B common stock even though he only owns 11.3% of the outstanding Class A and Class B common stock. As a member of our Board, Mr. Wood owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Wood is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the market price of our Class A common stock.
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
We cannot guarantee that our stock repurchase program will be resumed or fully consummated or that it will preserve or enhance long-term stockholder value.*
Although our Board previously authorized a stock repurchase program, we suspended the program during the second quarter of fiscal 2026 in connection with our entry into the Merger Agreement. The program does not require us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock and may be further modified, resumed, or terminated at any time. We cannot guarantee that repurchases under the program will resume, that the program will be fully consummated or that it will preserve or enhance long-term stockholder value. The suspension of the program, or any failure to resume repurchases, may negatively impact our reputation, investor confidence in us, or our stock price. Any future repurchases, resumption or termination of the program could also affect the trading price of our Class A common stock, increase volatility, and reduce the market liquidity of our Class A common stock, and any announcement of a termination or change of this program may result in a decrease in the trading price of our Class A common stock. In addition, any repurchases made under this program, if resumed, will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic transactions, and other general corporate requirements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, no officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of November 2026.

Roku, Inc.

Date: November 2, 2026	By:	/s/ Anthony Wood
Anthony Wood
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 2, 2026	By:	/s/ Dan Jedda
Dan Jedda
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: November 2, 2026	By:	/s/ Matthew Banks
Matthew Banks
Vice President, Chief Accounting Officer
(Principal Accounting Officer)